Form 10-K
period 2011-12-31
AMERICAN CAPITAL, LTD
filed 2012-02-27
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒
As of June 30, 2011, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $3.4 billion based upon a closing price of the Registrant's common stock of $9.93 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 1, 2012, there were 336,585,013 shares of the Registrant's common stock legally outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.
________________________________________________________________________________________________________________________

PART I.

Item 1.	Business

General

American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded private equity firm and global asset manager. We invest in private equity, private debt, private real estate securities and other investments, technology investments, special situation investments and alternative asset funds managed by us. These investments constitute, in part, what are considered alternative assets. We provide investors the opportunity to participate in the private equity and alternative asset management industry through an investment in our publicly traded stock.

On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“One Stop Buyouts®”) or sponsored by other private equity funds (“Private Equity Buyouts”) and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

We are also an alternative asset manager with $68 billion of assets under management as of December 31, 2011, including $62 billion of third-party assets. Our alternative asset fund management is conducted through our wholly-owned portfolio company, American Capital, LLC. American Capital, LLC manages the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) .

We are taxed as a corporation and pay federal and applicable state corporate taxes on our taxable income. From 1997 through the tax year ended September 30, 2010, we were taxed as a regulated investment company (“RIC”) as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we were not subject to federal income tax on the portion of our taxable income and capital gains we distributed to our shareholders, but we were also not able to carry forward net operating losses (“NOL”) from year to year. Beginning with our tax year ended September 30, 2011, our status changed from a RIC subject to taxation under Subchapter M to a corporation subject to taxation under Subchapter C. Under Subchapter C, we are able to carry forward any NOLs historically incurred to succeeding years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute.

American Capital Investment Portfolio

We primarily invest in middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. Currently, we will invest up to $300 million in a single middle market company in North America. We also have investments in structured finance investments (“Structured Products”), including commercial mortgage backed securities (“CMBS”), collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us.

Since our IPO through December 31, 2011, we have invested committed capital of over $5.8 billion in equity securities and over $17.3 billion in debt securities of middle market companies and also have invested $1.6 billion in Structured Products. We have had 326 exits and repayments of over $16.7 billion of our originally invested committed capital, representing 68% of our total capital committed since our IPO, earning an 11% compounded annual return on these investments. We have earned a 29% compounded annual return on our exited equity securities.

Portfolio Composition

As of December 31, 2011, we had investments in 152 portfolio companies totaling $5.1 billion at fair value, with an average investment size of $34 million, or 0.6% of total assets. As of December 31, 2011, our ten largest investments at fair value were $2.8 billion, or 47% of total assets, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
European Capital Limited	European Capital	Diversified Financial Services	$621	$1,341
American Capital, LLC	Asset Management	Capital Markets	396	46
Mirion Technologies, Inc.	One Stop Buyouts®	Electrical Equipment	365	270
SMG Holdings, Inc.	One Stop Buyouts®	Hotels, Restaurants & Leisure	299	318
WIS Holding Company, Inc.	One Stop Buyouts®	Commercial Services & Supplies	299	211
Affordable Care Holding Corp.	One Stop Buyouts®	Health Care Providers & Services	209	154
WRH, Inc.	One Stop Buyouts®	Life Sciences Tools & Services	181	382
The Tensar Corporation	Private Equity Buyouts	Construction & Engineering	142	129
Paradigm Precision Holdings, LLC	One Stop Buyouts®	Aerospace & Defense	136	168
SPL Acquisition Corp.	One Stop Buyouts®	Pharmaceuticals	130	142
Total			$2,778	$3,161

Our investments are composed of the following six product lines: (i) One Stop Buyouts®, (ii) Private Equity Buyouts, (iii) Direct and Other Investments, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of December 31, 2011, at fair value, as a percentage of total investments based on these different product lines, is shown below:

One Stop Buyouts®
55%
Structured Products
4%
Direct and Other Investments
5%
American Capital, LLC
8%
European Capital
12%
Private Equity Buyouts
16%

The composition summary of our investment portfolio as of December 31, 2011, at fair value as a percentage of total investments by security type, is shown below:

Mezzanine Debt
29%
Equity Warrants
1%
Structured Products
4%
Senior Debt
21%
23%
Common Equity
22%
Preferred Equity

Other than our investment in European Capital, our investments are primarily in portfolio companies located in the United States. For summary financial information by geographic area, see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K. We have a diversified investment portfolio and do not concentrate in any one or two industry sectors. We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments as of December 31, 2011. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

Other, 8%
Commercial Services and Supplies, 12%
Capital Markets, 10%
Electrical Equipment, 9%
Hotels, Restaurants and Leisure, 7%
Health Care Providers and Services, 6%
Life Sciences Tools and Services, 4%
Professional Services, 4%
IT Services, 3%
Construction and Engineering, 3%
Food Products, 3%
Aerospace and Defense, 3%
Internet and Catalog Retail, 3%
Pharmaceuticals, 3%
Real Estate and Real Estate Investment Trusts, 3%
Computers and Peripherals, 3%
Health Care Equipment and Supplies, 3%
Leisure Equipment and Products, 3%
Auto Components, 2%
Diversified Consumer Services, 2%
Electronic Equipment, Instruments and Components, 2%
Household Durables, 2%
Building Products, 2%

Private Finance Investments

A majority of our investments have been to assist in the funding of change of control buyouts of privately held middle market companies, which we expect to continue in the future. A change of control transaction could be the result of a corporate divestiture, a sale of a family-owned or closely-held business, a going private transaction, the sale by a private equity fund of a portfolio company or an ownership transition. Our financing of a change of control transaction could either be for a One Stop Buyout® or for a Private Equity Buyout. In One Stop Buyouts®, we lend senior and mezzanine debt and make majority equity investments. As an investor in Private Equity Buyouts, we lend senior and mezzanine debt and make minority equity co-investments.

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2011, the weighted average effective interest rate on our private finance debt investments was 10.7%, which includes the impact of non-accruing loans. As of December 31, 2011, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our investment in European Capital, was 62%, with a total equity investment at fair value of approximately $1.8 billion.

There is generally no publicly available information about these companies and a primary or secondary market for the trading of these privately issued loans and equity securities generally does not exist. These investments have been historically exited through normal repayment, a change in control transaction or recapitalization of the portfolio company. However, we may also sell our loans or equity securities.

Our ability to fund the entire capital structure is a competitive advantage in completing many middle market transactions. We sponsor One Stop Buyouts® in which we provide most, if not all, of the senior and mezzanine debt and equity financing in the transaction. We may initially fund all of the senior debt at closing and syndicate it to third-party lenders post closing. We have a loan syndications group that arranges to have all or part of the senior loans syndicated to third-party lenders.

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of December 31, 2011, we had board seats at 66 out of 109 of our private finance companies and had board observation rights on 9 of our remaining private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital, LLC Investment

Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, subsidiaries of American Capital, LLC enter into management agreements with each of its managed alternative asset funds. As of December 31, 2011, our investment in American Capital, LLC was $46 million at cost and $396 million at fair value, or 8% of our total investments. The discussion of the operations of American Capital, LLC includes its consolidated subsidiaries. As of December 31, 2011, its third-party assets under management totaled $62 billion, including $58 billion of assets under management in American Capital Agency Corp. (NASDAQ: AGNC) and $2 billion of assets under management in American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded residential mortgage real estate investment trusts (“REITs”).

American Capital, LLC had over 65 employees as of December 31, 2011, including eight investment teams with over 20 investment professionals located in Bethesda (Maryland), London and Paris. We have entered into service agreements with American Capital, LLC to provide it with additional asset management service support. Through these agreements, we provide investment advisory and oversight services to American Capital, LLC, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital, LLC a fee for the use of these services. American Capital, LLC generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the alternative asset funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC's funds under management as of December 31, 2011:

	European Capital	AGNC	MTGE	ACE I	ACE II	ACAS CLO-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (AGNC)	Publicly Traded REIT - NASDAQ (MTGE)	Private Equity Fund	Private Equity Fund	CLO
Established	2005	2008	2011	2006	2007	2006
Assets under management	$1.5 Billion	$58.0 Billion	$2.2 Billion	$0.6 Billion	$0.2 Billion	$0.4 Billion
Investment types	Senior & Mezzanine Debt, Equity, Structured Products	Agency Securities	Mortgage Investments	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life

Under its investment management agreement with European Capital, American Capital, LLC generally receives an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter.

AGNC is a publicly traded REIT, which invests on a leveraged basis primarily in residential mortgage pass-through securities and collateralized mortgage obligations, for which the interest and principal payments are guaranteed by a U.S. government agency or U.S. government-sponsored entity. Its shares are traded on The NASDAQ Global Select Market under the symbol “AGNC.” American Capital, LLC earns a base management fee of 1.25% of AGNC's shareholders' equity, as defined in the management agreement. As of December 31, 2011, AGNC's total shareholders' equity was $6.2 billion.

MTGE is also a publicly traded REIT, which invests in and manages a leveraged portfolio of agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Its shares are traded on The NASDAQ Global Select

Market under the symbol “MTGE.” American Capital, LLC earns a base management fee of 1.50% of MTGE's shareholders' equity, as defined in the management agreement. As of December 31, 2011, MTGE's total shareholders' equity was $209 million.

ACE I is a private equity fund, which was established in 2006 with $1 billion of equity commitments from third-party investors. At the closing of the fund, ACE I used the majority of its committed capital to purchase 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by us between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of distributions to the ACE I investors is recallable for add-on investments . As of December 31, 2011, ACE I investors had invested $1,032 million, received distributions of $804 million, had $580 million in fair value currently invested and had $68 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I's assets (as of December 31, 2011, the cost basis of ACE I's assets were $586 million) and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund, which was established in 2007 with $585 million of equity commitments from third-party investors. At the closing of the fund, ACE II used the majority of its committed capital to purchase 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million equity commitment is being used to fund add-on investments in the 80 portfolio companies. As of December 31, 2011, ACE II investors had invested $503 million, received distributions of $296 million, had $246 million in fair value currently invested and had $59 million of unfunded committed equity. American Capital, LLC manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II's assets (as of December 31, 2011, the cost basis of ACE II's assets were $296 million) and 10% to 35% of the net profits of ACE II, subject to certain hurdles.

In April 2007, ACAS CLO-1 completed a $400 million securitization that invests in broadly syndicated and middle market commercial senior loans. American Capital, LLC earns a base management fee of 0.68% of ACAS CLO-1's assets and receives 20% of the net profits of ACAS CLO-1, subject to certain hurdles.

European Capital Investment

We own all of European Capital, an investment fund incorporated in Guernsey that invests in One Stop Buyouts®, Private Equity Buyouts and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of December 31, 2011, European Capital had investments in 52 portfolio companies totaling $1.3 billion at fair value, with an average investment size of $24 million, or 1.6% of its total assets. As of December 31, 2011, European Capital's five largest investments at fair value were $447 million, or 31% of its total assets.

The composition of European Capital's investment portfolio as of December 31, 2011, at fair value, as a percentage of its total investments based on its different product lines, is shown below:

One Stop Buyouts®
28%
Structured Products
1%
Direct and Other Investments
6%
65%
Private Equity Buyouts

As of December 31, 2011, European Capital's NAV at fair value was $815 million. As of December 31, 2011, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $547 million, respectively, and a debt investment with a fair value and cost basis of $73 million. As of December 31, 2011, we valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for a further discussion of our valuation of European Capital.

Structured Products Investments

Our Structured Products investments consist of investments in CMBS, CLO and CDO securities. Our Structured Products investments are generally in non-investment grade securities. Non-investment grade tranches have a higher risk of loss, but are expected to provide a higher yield than investment grade securities. We may also make select investments in investment grade tranches if the expected returns meet our overall portfolio targeted returns. We invest in Structured Products with the intention of holding them until maturity. An active market generally does not exist for most of the non-investment grade tranches of Structured Products in which we invest.

Our investments in CMBS bonds are secured by diverse pools of commercial mortgage loans. As of December 31, 2011, our total investment in CMBS bonds was $239 million at cost and $28 million at fair value, or 1% of our total investments.

Our investments in CLO securities are generally secured by diverse pools of commercial corporate loans. Our investments are in 26 CLO funds managed by 19 separate portfolio managers. We also have investments in CDO securities, which are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. Certain of our commercial CLO investments are in a joint venture portfolio company. As of December 31, 2011, our investment in CLO and CDO securities was $217 million at cost and $190 million at fair value, or 4% of our total investments.

Business Actions and Strategy

During the ten years following our 1997 IPO, our common stock generally traded at a premium to our NAV. However, since 2009, our common stock has generally traded at a discount to our NAV. This low stock valuation has had an adverse impact on our shareholders and our ability to raise capital at an attractive cost, among other consequences. The situation may be attributable to numerous factors including our recent financial performance, general market conditions and investor expectations with regard to future events and performance. There are a number of actions that we have taken and plan to take that are intended to improve our business, deliver attractive returns to our shareholders and improve our stock valuation. These actions include generating earnings that utilize our NOLs, making appropriate investments in existing portfolio companies, making investments in attractive new portfolio companies, developing our asset management business, repaying or refinancing our debt due at the end of 2013, repurchasing shares of our common stock when they trade below NAV and paying a dividend when we trade above NAV.

In addition to these actions, we have undertaken a process to evaluate our corporate structure and the various legal, regulatory, tax and accounting regimes under which we operate for the purpose of determining whether they are the optimum means for the operation and capitalization of our business. Our recent change from a RIC to a taxable company, which has allowed us to carry forward NOLs from past periods and to shelter a significant amount of future income from taxation, as well as retain our earnings, which we could not do if we were a RIC, is an illustration of how we can be affected by these regimes in ways that may or may not be in the interests of all of our shareholders. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in the spinning out to our shareholders an externally managed debt focused BDC, changes in our corporate form, termination of our election to be regulated as a BDC, our conversion from an investment company to an operating company or other fundamental changes. We may conclude, for example, that it would be preferable to purchase and operate businesses as an operating company rather than invest in One Stop Buyouts® as an investment company. If we made that decision, we might also conclude that it would be preferable to continue to invest in debt and minority equity in change of control transactions sponsored by other private equity firms through a BDC. Any such changes would be made with the primary intention of promoting shareholder value. Such changes could result in a change in how we account for our investments and our assets, including the consolidation of certain majority owned companies with which we do not now consolidate as an investment company.

Our evaluation process is likely to be lengthy and any changes to our structure or operations may not be made for several years, if at all. In completing the evaluation process, we may incur various costs for which we will not receive any benefit and take certain exploratory actions that may not be indicative of any eventual decisions. We may not necessarily make further announcements about the progress or results of this evaluation process.

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

Operating History. We generally focus on middle market companies that have been in business over ten years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2011, our current private finance portfolio companies had an average age of 33 years with average revenue and average adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the latest available twelve month period of $151 million, and $36 million, respectively. Adjusted EBITDA may reflect certain adjustments to the reported EBITDA of a portfolio company for non-recurring, unusual or infrequent items or other pro-forma items or events to normalize current earnings which a buyer may consider in a change in control transactions.

Growth. We consider a target company's ability to increase its cash flow. Anticipated growth is a key factor in determining the ability of the company to repay its debt and the value ascribed to any warrants and equity interests acquired by us.

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

Investment Teams: As of December 31, 2011, we had 26 Investment Teams with over 65 professionals located in our five offices in the United States. The Investment Teams originate, review and screen investment opportunities, conduct business, management and operations due diligence, prepare investment committee reports and models, make recommendations to the investment committee, execute investments, represent us on the boards of directors of portfolio companies, assist in monitoring and valuing of investments and manage acquisitions, divestures and exiting of investments. Our Investment Teams are organized so that each team focuses on a specific investment strategy and work cooperatively to share expertise. Our Investment Teams include:

•
American Capital Buyout: A 20-person team that implements One Stop Buyouts® of middle market companies including corporate divestitures, acquisitions of portfolio companies from private equity funds, acquisitions of family-owned or closely held businesses, going private transactions and ownership transitions. They originate senior and mezzanine debt and equity in American Capital controlled buyouts.

•
Sponsor Finance: A 14-person team that makes senior and mezzanine debt investments and equity co-investments in Private Equity Buyouts. In addition, they make senior and mezzanine debt and equity investments in privately and publicly-held middle market companies.

•

•
Energy Investment: A 2-person team that implements One Stop Buyouts®, Private Equity Buyouts and other direct investments in the entire chain of energy exploration, production and distribution, and services, manufacturing, power and utility services. They also consider investments in alternative energy, including wind power, solar energy and biofuels. They make senior and mezzanine debt and equity investments.

•
Special Situations: A 5-person team that implements One Stop Buyouts®, Private Equity Buyouts and other direct investments in distressed companies, companies undergoing turnarounds, bankruptcy auctions, debtor-in-possession, exit financing and other special situations in middle market companies. They make senior and mezzanine debt and equity investments.

•
Technology Investment: A 3-person team that implements our One Stop Buyouts®, Private Equity Buyouts and other direct investments in technology companies. They will invest in various technology sectors including networking, software, communications, enterprise data, new media, consumer technologies and industrial technology. They make senior and mezzanine debt and equity investments.

•
Commercial Mortgage Asset Management: A 5-person team that invests in commercial mortgages and related assets. The team also participates in underwriting, due diligence and financing of real estate owned by our portfolio companies.

•
Collateralized Loan Obligation: A 6-person team that has responsibility for our investments in and manages senior loan collateral for third-party investors through structured finance products such as a CLO. The team invests in middle market senior loans originated through our various Investment Teams and also by purchasing rated, broadly syndicated commercial senior debt. They also invest in non-rated tranches of CLOs managed by other third-party fund managers.

Operations Team: A 14-person team with expertise in manufacturing services, consumer products, financial services, energy services, supply chain management, outsourcing and technology. The Operations Team includes 7 former CEOs and Presidents, 1 former COO and 3 supply chain and outsourcing specialists. The Operations Team conducts operational due diligence on prospective portfolio companies and reports and makes recommendations to our investment committee. The team will also assist portfolio companies post close with operational improvement. If we have a portfolio company that is underperforming, the Operations Team will work closely with the portfolio company to improve performance by providing interim leadership at the portfolio company and to identify business actions to help improve performance. The team will provide hands-on assistance to reduce costs, systemize sales and marketing, develop and align business plans, grow the business and strengthen management talent at the portfolio company.

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

Financial Accounting and Compliance Team (“FACT”): A 24-person team of certified public accountants, chartered accountants and valuation and audit professionals. FACT is responsible for providing pre- and post-investment financial due diligence, portfolio monitoring and quarterly valuations of portfolio company investments. FACT assists our Investment Teams in conducting extensive financial, accounting, tax and information technology due diligence of each target investment company, which includes one or more on-site visits, a review of the portfolio company's historical and prospective financial information, and identifying and confirming pro-forma financial adjustments. FACT also monitors the existing portfolio investments by gathering, inputting into an automated database, analyzing and regularly reviewing monthly financial information and other materials to assess financial performance as well as to ensure compliance with loan covenants. Also, FACT, with the assistance of our Investment Teams and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each portfolio company investment.

Syndications Team: A 4-person team that is responsible for arranging syndications of all or part of the senior debt of our portfolio companies either at closing or subsequent to the closing of a senior financing transaction. They perform a variety of functions relating to the marketing and completing of such transactions.

Capital Markets, Finance and Treasury Team: A 23-person team that is responsible for raising equity and debt capital, investor relations, financial budgeting and forecasting and daily liquidity and cash management. Through its debt capital raising activities, the team is responsible for structuring, selling and administering on-balance sheet term debt securitizations of debt investments, secured and unsecured bonds and various other revolving facilities and term debt facilities for us and our alternative asset funds under management. Through its equity capital raising activities, the team is responsible for structuring and selling equity for us and our public and private funds. The team is also responsible for monitoring and reporting on capital market conditions and researching, developing and raising private and public capital for new third-party funds for our alternative asset management business. The team is also responsible for arranging syndications of all or part of the equity of our portfolio companies either at closing or subsequent to the closing of an equity financing transaction.

Accounting, Tax and Reporting Team: A 35-person team that is responsible for the accounting of our financial results as well as that of our managed funds, including financial reporting and communications to our shareholders, partners and regulatory bodies. Among its tasks are preparing financial statements, investment accounting, analysis of investment performance, loan servicing, billing, accounts receivable and payable, tax compliance, external audit coordination and developing and monitoring our internal controls.

Legal and Compliance Team: A 22-person team that provides legal support on corporate, capital raising and investing matters, is involved in regular reporting and special communications with our shareholders and regulatory bodies and manages the outside law firms that provide transactional, litigation and regulatory services to us. In addition, as required by the Securities and Exchange Commission (“SEC”), we have appointed a Chief Compliance Officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities.

Internal Audit Team: A 4-person team that reports directly to the Audit and Compliance Committee of our Board of Directors. The team tests our internal controls over financial reporting to assist management's assessment of the effectiveness of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002.

Human Resources Team: A 7-person team that assists in recruiting and hiring as well as reviewing, establishing and administering compensation programs and benefit plans for our employees. In addition, the team is available to the Investment Teams and the Operations Team to assist with executive management and other human resources issues at portfolio companies.

Information Technology Team: A 26-person team that assists all departments in researching, developing, implementing and maintaining communication and technological resources for our multi-office operations, including highly specialized systems for the input, processing and reporting of data.

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

Due Diligence: In our private finance investments, our investment professionals along with FACT and our Operations Team conduct due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company's historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company's systems, background investigations of senior management and research on the target company's products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

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

Portfolio Monitoring: In addition to the due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies under management through our active involvement with the portfolio companies. As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company's management and board of directors, including participating on the company's board of directors. The respective Investment Teams, FACT and Operations Teams regularly review each portfolio company's monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company.

Investment Exits: We regularly evaluate each investment to determine the appropriate time to exit an investment. For investments that we control, portfolio companies are usually sold through an auction process, following the engagement of an investment bank. For performing investments that we do not control, the exit typically occurs when the sponsor or other party in control of the portfolio company decides to recapitalize or sell the business. In both instances, our debt investment is typically paid in full and any equity investment we own realizes a value consistent with the value realized by the controlling parties. For non-performing investments that we do not control, we may determine that based on the facts and circumstances relating to the investment, to accept an amount less than what we are legally owed with any such decision requiring approval by our Investment Committee.

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

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814, and our telephone number is (301) 951-6122. In addition to our executive offices, we or subsidiaries of our wholly-owned portfolio company American Capital, LLC, maintain offices in New York, Chicago, Dallas, Boston, London, and Paris.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.AmericanCapital.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC's internet website at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Employees

As of December 31, 2011, we employed 249 full-time employees compared to 242 and 264 full-time employees as of December 31, 2010 and 2009, respectively. We believe that we have excellent relations with our employees.

Business Development Company Requirements

We are a closed-end, non-diversified, management investment company that has elected to be regulated as a BDC under the 1940 Act, and, as such, are subject to regulation under that act.

Qualifying Assets

As a BDC, we may not acquire any asset other than “qualifying assets,” as defined by the 1940 Act, unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business include the following:

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
an issuer that satisfies the criteria set forth in clauses (a) (i) and (ii) above but not clause (a)(iii), so long as, at the time of purchase, we own at least 50% of (i) the greatest amount of equity securities of the issuer, including securities convertible into such securities and (ii) the greatest amount of certain debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company, except that options, warrants, and similar securities which have by their terms expired and debt securities which have been converted, or repaid or prepaid in the ordinary course of business or incident to a public offering of securities of such issuer, shall not be considered to have been held by us, and we are one of the 20 largest holders of record of such issuer's outstanding voting securities;

•
securities of an issuer described in clauses (a)(i) and (ii) above with respect to which we control (alone or together as a part of a group), we in fact exercise a controlling influence over such issuer's management or policies and a person affiliated with us is on the issuer's board of directors;

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

Leverage

The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock, subject to certain limitations under the 1940 Act. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2011, our asset coverage was 465%.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below 200% at the time of the distribution after deducting the amount of such dividend.

Issuance of Stock

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2011, our NAV was $13.87 per share and our closing market price was $6.73 per share. As of the date of this filing, we do not have any authorization to issue shares of our common stock below our NAV per share.

Investment Objectives

Our primary business objectives are to increase our net earnings and NAV by investing in senior and mezzanine debt and equity securities of private companies and alternative asset funds managed by American Capital, LLC with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

•
We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC) if after giving effect to such acquisition the value of our qualifying assets amounts to less than 70% of the value of our total assets. See Item 1. Business-Business Development Company Requirements for a summary definition of qualifying assets. We believe most of the securities we will acquire (provided that we control, or through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets. Securities of public companies with a market capitalization in excess of $250 million, on the other hand, are generally not qualifying assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were qualifying assets.

•
We may invest up to 100% of our assets in securities acquired directly from issuers in privately-negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. We may invest up to 50% of our assets to acquire securities of issuers for the purpose of acquiring control (up to 100% of the voting securities) of such issuers. We will not concentrate our investments in any particular industry or group of industries. Therefore, we will not acquire any securities (except upon the exercise of a right related to previously acquired securities) if, as a result, 25% or more of the value of our total assets consists of securities of companies in the same industry.

•
We may issue Senior Securities to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary or emergency purposes. As a BDC, we may issue Senior Securities up to an amount so that the asset coverage, as defined in the 1940 Act, is at least 200% immediately after each issuance of Senior Securities.

•
We generally will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the Securities Act of 1933 before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by our shareholders in connection with offerings of securities by companies in which we are a shareholder); (b) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (c) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (d) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (e) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (f) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company (as defined in the 1940 Act), except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

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

Risks Related to Our Business and Structure

Our business has significant capital requirements and may be adversely affected by a prolonged inability to access the capital markets or to sell assets

Our business requires a substantial amount of capital to operate. We historically have financed our operations, including the funding of new investments, through cash generated by our operating activities, the repayment of debt investments, the sale of equity investments, the issuance of debt by special purpose affiliates to which we have contributed loan assets, the sale of our stock and through secured and unsecured borrowings. Our ability to continue to rely on such sources or other sources of capital is affected by restrictions in both the 1940 Act and in certain of our debt agreements relating to the incurrence of additional indebtedness as well as changes in the capital markets from the recent economic recession. It is also affected by legal, structural and other factors. There can be no assurance that we will be able to earn or access the funds necessary for our liquidity requirements.

Future adverse market and economic conditions could cause harm to our operating results

Past recessions have had a significant negative impact on the operating performance and fair value of our portfolio investments. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to repay our debt investments, may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during such recession. Such portfolio company performance could have a material adverse effect on our business, financial condition and results of operations.

We have loans to and investments in middle market borrowers who may default on their loans or provide no return on our investments

We have invested in and made loans to privately-held, middle market businesses and plan to continue to do so. There is generally a limited amount of publicly available information about these businesses. Therefore, we rely on our principals, associates, analysts, other employees and consultants to investigate and monitor these businesses. The portfolio companies in which we have invested may have significant variations in operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by senior lenders. Numerous factors may affect a portfolio company's ability to repay its loans, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a portfolio company's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We have also made unsecured and mezzanine loans and invested in equity securities, which involve a higher degree of risk than senior secured loans. In certain cases, our involvement in the management of our portfolio companies may subject us to additional defenses and claims from borrowers and third-parties. These conditions may make it difficult for us to obtain repayment of our investments.

Middle market businesses typically have narrower product lines and smaller market shares than large businesses. They tend to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

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

Our senior loans generally are secured by the assets of our borrowers, however certain of our senior loans may have a second priority lien and thus, our security interest may be subordinated to the payment rights and security interest of the first lien senior lender. Additionally, our mezzanine loans may or may not be secured by the assets of the borrower; however, if a mezzanine loan is secured, our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the first and second lien senior lenders. Therefore, we may be limited in our ability to enforce our rights to collect our second lien senior loans or mezzanine loans and to recover any of the loan balance through a foreclosure of collateral.

There is uncertainty regarding the value of our portfolio investments

A substantial portion of our portfolio investments are not publicly traded. As required by law, we fair value these investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) based on a determination made in good faith by our Board of Directors. Due to the uncertainty inherent in valuing investments that are not publicly traded, as set forth in our consolidated financial statements in this Annual Report on Form 10-K, our determinations of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of income recognition. Thus, our NAV could be materially affected in the event of any changes in applicable law or accounting pronouncements governing how we currently fair value assets, or if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

Our ability to recognize the benefits of our deferred tax asset is dependent on future taxable income and could be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code

We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered more likely than not to be realized. Otherwise, a valuation allowance is applied against the deferred tax asset. Assessing the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and the amount or character of taxable income differ significantly from estimates, our ability to realize the deferred tax asset could be impacted. Furthermore, $51 million of our $428 million deferred tax assets relate to timing differences associated with stock-based compensation and if the related tax benefit realized is less than the related US GAAP expense for a grant, the remaining related deferred tax asset would be written off. See Note 12-Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K.

Additionally, under Sections 382 and 383 of the Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of certain tax attributes including net operating loss carryforwards, capital loss carryforwards, unrealized built-in losses and tax credits arising before the “ownership change.” Such tax attributes represent substantially all of our deferred tax assets. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the tax attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our common stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments. This limitation could accelerate our cash tax payments and could result in a significant portion of our deferred tax asset expiring before we could fully use them.

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

We may materially change our corporate structure and the nature of our business

We are very much affected by the legal, regulatory, tax and accounting regimes under which we operate. We are evaluating whether those regimes and our existing corporate structure are the optimum means for the operation and capitalization of our business. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in spinning out to our shareholders an externally managed debt focused BDC, changes in our corporate form, termination of our election to be regulated as a BDC, our conversion from an investment company to an operating company or other fundamental changes. If we were no longer an investment company, our accounting practices would change and, for example, lead to the consolidation of certain majority owned companies with which we do not now consolidate as an investment company. Additionally, if we were no longer an investment company, our shareholders would not benefit from the investor protections provided by the 1940 Act. We may incur certain costs in completing these evaluations and may receive no benefit from these expenditures, particularly if we do not proceed with any changes. No decisions have been made with respect to any such changes and there is no timetable for making any decisions, including any decision not to proceed with any such changes.

A change in interest rates may adversely affect our profitability

Because we have funded a portion of our investments with borrowings, our earnings are affected by the spread between the interest rate on our investments and the interest rate at which we borrowed funds. We have attempted to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We have entered into interest rate basis swap agreements to match the interest rate basis of a portion of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Therefore, payments under the hedges are recorded in net realized (loss) gain on investments in our consolidated statements of operations in this Annual Report on Form 10-K and not in interest income or expense.

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

Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data for additional information on interest rate swap agreements.

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

We may experience fluctuations in our quarterly results

We have and could experience material fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, the timing of the recognition of fee income from closing investment transactions and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our secured notes and loans have covenants that in certain circumstances limit our ability to enter into new debt financing, pay cash dividends, dispose of assets or fund new investments. In addition, our secured notes and loans include financial covenants that require us to maintain a minimum ratio of operating cash flow to interest expense and a minimum ratio of pledged asset value to secured debt. There can be no assurance that we will be able to maintain compliance with each of these covenants and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Additionally, debt obligations outstanding under our asset securitizations currently require that all principal and interest received on the loans securing such debt be used to repay such debt. Accordingly, we do not currently have access to the liquidity or current cash flows from the loans securing the debt in our asset securitizations for funding new investments or general corporate needs.

The 1940 Act limits our ability to issue Senior Securities in Certain Circumstances

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

The 1940 Act limits our ability to issue equity below our NAV per share

As a BDC, the 1940 Act generally limits our ability to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. Since 2008, shares of our common stock have traded below our NAV per share. If our common stock continues to trade at a price below our NAV per share, there are no assurances that we can issue or sell shares of our common stock if needed to fund our business. In addition, even in certain instances where we could issue or sell shares of our common stock at a price below our NAV per share, such issuance could result in dilution in our NAV per share, which could result in a decline of our stock price.

Our interest rate swap agreements contain covenants that place limitations on us

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. Our interest rate swap agreements contain various events of default, including in certain cases an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness. Certain of our interest rate swap agreements also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness, as applicable, is accelerated. An event of default under certain of our interest rate swap agreements could also trigger a default under our secured debt arrangements. Also, certain of our interest rate swap agreements are secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets pari passu with our secured notes and loans. The remaining interest rate swap agreements are secured by a first priority lien (subject to certain permitted liens) on our securitized assets pari passu with our securitized debt. Thus, if we violate the covenants in any of the interest rate swap agreements, it could have a material adverse effect on our business, financial condition and results of operations.

The lack of liquidity in our privately-held securities may adversely affect our business

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

We and certain of our executive officers are defendants in a purported class action lawsuit

We and certain of our executive officers were named as defendants in a purported class action lawsuit, filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008. The complaint alleges certain securities law violations relating to the revision of our dividend guidance for 2008. The complaint seeks unspecified damages, costs and expenses. On February 22, 2012, the court granted preliminary approval of a settlement submitted by the parties. The terms of the settlement include payment by our insurers in exchange for a full release of the claims and provides that there is no admission as to the validity of the claims. The settlement is subject to certain contingencies including final court approval following notice and hearing and the right of the defendants to terminate the settlement if a certain number of shareholders opt out of the class after notice. The final approval hearing is scheduled for June 7, 2012. While we do not expect that the outcome of the lawsuit will materially affect our financial condition or results of operations, until the court issues a final order approving the settlement and dismissing the case, there can be no assurance whether this legal proceeding will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Risks Related to Our Investing and Financing Strategy

We have and may incur additional debt that could increase your investment risks

We and certain of our consolidated affiliates have borrowed money or issued debt securities, which give our lenders and the holder of our debt securities fixed dollar claims on our assets or the assets of such consolidated affiliates that are senior to the claims of our shareholders and, thus, our lenders have preference over our shareholders with respect to these assets. In particular, the assets that our consolidated affiliates have pledged to lenders under our asset securitizations were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are the property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those term debt notes. Additionally, we have granted a security interest in substantially all of our other assets to the holders of our secured debt due 2013 which impose certain limitations on us.

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 5.5% for the year ended December 31, 2011, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	(15)%	(10)%	(5)%	—%	5%	10%	15%
Corresponding Return to Stockholders(2)	(18)%	(11)%	(5)%	2%	9%	15%	22%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

(2)
In order to compute the “Corresponding Return to Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Shareholders.”

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

We currently have a non-investment grade corporate credit rating and we could experience further downgrades

As of December 31, 2011, our corporate credit rating was B2, B and B+ by Moody's Investor Services, Standard & Poor's Ratings Services and Fitch Ratings, respectively. Any rating below BBB or Baa2 is considered non-investment grade. If these credit ratings were to not improve or be further downgraded, our ability to refinance or raise additional debt could be negatively impacted. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

Our credit ratings may not reflect all risks of an investment in our debt securities

Our credit ratings are an assessment by major debt rating agencies of our ability to pay our obligations. Consequently, actual or expected changes in our credit ratings will likely affect the market value of our traded debt securities. Our credit ratings, however, may not fully or accurately reflect all of the credit and market risks associated with our outstanding debt securities.

Under certain circumstances, we are unable to sell assets below a certain fraction of their fair values

We may need to sell certain assets to produce liquidity from time to time in order to repay our secured debt when it comes due in December 2013 and remaining unsecured public notes when they come due or to cover our current operating and financing costs under circumstances when our income is insufficient to cover such costs. In order to generate liquidity, we may need to sell certain assets at prices lower than their fair values or at prices lower than we could realize in future periods if we were to continue to hold the investments. We are limited under the terms of our debt agreements from selling a substantial portion of our portfolio investments below their fair market values under certain circumstances if such debt remains outstanding subsequent to the sale. Thus, there can be no assurances that we will be able to sell assets to generate sufficient liquidity in such circumstances.

We may not realize gains from our equity investments

We invest in equity assets with the goal to realize income and gains from the performance and disposition of these assets. Some or all of these equity assets may not produce income or gains; accordingly, we may not be able to realize income or gains from our equity assets.

We may reduce our income and return on equity if we sell certain income producing assets

We may need to sell assets to repay debt or for other corporate purposes. This may reduce our income and return on equity.

Our portfolio companies may be highly leveraged with debt

The debt levels of our portfolio companies may have important adverse consequences to such companies and to us as an investor. Portfolio companies that are indebted may be subject to restrictive financial and operating covenants. The leverage may impair these companies' ability to finance their future operations and capital needs. As a result, their flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A company's income and net worth will tend to increase or decrease at a greater rate than if the company did not capitalize itself in part with debt.

Investments in non-investment grade Structured Products may be illiquid, may have a higher risk of default, and may not produce current returns

Our investments in Structured Products securities are generally non-investment grade. Non-investment grade Structured Products bonds and preferred shares tend to be illiquid, have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with Structured Products may cause higher defaults or losses than expected on these bonds and preferred shares. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Our assets include investments in Structured Products that are subordinate in right of payment to more senior securities

Our assets include subordinated CMBS, CLO and CDO securities, which are subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Thus, there is generally only a nominal amount of equity or other debt securities junior to our positions, if any, issued in such structures. Additionally, the estimated fair values of our subordinated interests tend to be much more sensitive to changes in economic conditions than more senior securities.

The trading market or market value of our debt securities may fluctuate

Many factors may materially adversely affect the trading market for, and market value of, our debt securities including, but not limited to, the following:

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

Risks Related to Our Common Stock

We may not pay any cash dividends

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains beginning with our tax year ended September 30, 2011, and are not subject to the annual distribution requirements under Subchapter M of the Code. Thus, there can be no assurance that we will pay any cash dividends as we may retain our earnings in certain circumstances to facilitate the growth of our business, to finance our investments, to provide liquidity or for other corporate purposes.

Future equity issuances may be on terms adverse to shareholder interests

We may issue equity capital at prices below our NAV per share with shareholder approval. As of the date of this filing, we do not have such authorization; however, we may seek such approval in the future or we may elect to conduct a rights offering, which would not require shareholder approval under the 1940 Act. If we issue any shares of common stock below our NAV per share, the interests of our existing shareholders may be diluted. Any such dilution could include a reduction in our NAV per share as a result of the issuance of shares at a price below the NAV per share and a decrease in a shareholder's interest in our earnings and assets and voting interest. As of December 31, 2011, the closing price of our common stock was below our NAV per share.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the hypothetical issuance of 50,000,000 shares of common stock (about 15% of outstanding shares as of December 31, 2011), at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the December 31, 2011 NAV of $13.87 per share.

Assumed Sales price per share below NAV per share(1)	(50)%	(25)%	(20)%	(15)%	(10)%	(5)%
Diluted NAV per share	$12.95	$13.41	$13.50	$13.59	$13.68	$13.78
% Dilution	(6.6)%	(3.3)%	(2.6)%	(2.0)%	(1.3)%	(0.7)%

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

If we cannot meet NASDAQ's continued listing requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock

Our common stock is currently listed on The NASDAQ Global Select Market. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00 per share. There is a risk that the share price of our common stock could decline to levels over a period of time so that we could no longer meet these listing requirements, and thus may be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our stock price and ability to raise equity financing.

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

•
significant volatility in the market price and trading volume of securities of BDCs, financial service companies, asset managers or other companies in our sector, which is not necessarily related to the operating performance of particular companies;

•	changes in laws, regulatory policies, tax guidelines or financial accounting standards, particularly with respect to BDCs;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts and the market in general;

•	decreases in our NAV per share;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

Provisions of our Charter and Bylaws could deter takeover attempts

Our charter and bylaws and the Delaware General Corporation Law contain certain provisions that may have the effect of discouraging and delaying or making more difficult a change in control. For example, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested shareholders except in certain cases. The existence of these provisions may negatively impact the price of our common stock and may discourage third-party bids. These provisions may also reduce any premiums paid to our shareholders for shares of our common stock that they own.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operations. We lease office space in five locations for terms ranging up to twelve years.

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

On February 22, 2012, the court granted preliminary approval of a settlement submitted by the parties. The terms of the settlement include payment by our insurers in exchange for a full release of the claims and provides that there is no admission as to the validity of the claims. The settlement is subject to certain contingencies including final court approval following notice and hearing and the right of defendants to terminate the settlement if a certain number of shareholders opt out of the class after notice. The final approval hearing is scheduled for June 7, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices

Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol “ACAS”. As of February 15, 2012, we had 833 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are currently over 131,500 additional beneficial holders of our common stock. During the years ended December 31, 2011 and 2010, we did not declare any dividends on our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the years ended December 31, 2011 and 2010.

	Sales Prices
	High	Low
2011
First Quarter	$9.93	$7.65
Second Quarter	$10.85	$8.60
Third Quarter	$10.29	$6.75
Fourth Quarter	$8.16	$5.98

2010
First Quarter	$5.23	$2.46
Second Quarter	$6.65	$4.16
Third Quarter	$5.99	$4.48
Fourth Quarter	$8.17	$5.65

Stock Repurchase and Dividend Program

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2011, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 3, 2011 through November 23, 2011	4.3	$7.22	4.3	N/A
December 8, 2011 through December 15, 2011	4.1	$6.71	4.1	N/A
Fourth Quarter 2011	8.4	$6.97	8.4	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)
On September 15, 2011, we announced a program that may provide for stock repurchases or dividend payments. The stock repurchase and dividend program is expected to be in effect through December 31, 2012. Under the newly adopted program, quarterly, we will consider setting an amount to be utilized for stock repurchases or dividends.

Dividend Reinvestment Plan

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

For the three fiscal years ended December 31, 2011, we have not sold any equity securities that were not registered under the Securities Act.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements for a description of our equity compensation plans (shares in millions).

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	58.9	$8.03	9.5
Equity compensation plans not approved by security holders(1)	—	—	—
Total	58.9	$8.03	9.5

(1)	All of our equity compensation plans have been approved by our shareholders.

Performance Graph

The performance graph below compares the total cumulative shareholder return on our common stock with the cumulative shareholder return on the equity securities of companies included in the Standard & Poor's 500 Stock Index (“S&P 500”), S&P 500 Financials Sector Index and BDC Peer Group, measured as of the last trading day of each year shown. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Capital, Ltd., S&P 500, S&P 500 Financials Sector Index and BDC Peer Group
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
AMERICAN CAPITAL, LTD.
S&P 500
S&P 500 FINANCIALS SECTOR INDEX
BDC PEER GROUP

The preceding graph and the following table compares a shareholder's cumulative total return for the last five fiscal years, assuming $100 invested at December 31, 2006, with the reinvestment of all dividends without commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) an index of selected issuers in our BDC Peer group, composed of Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, MCG Capital Corporation and Prospect Capital Corporation.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
AMERICAN CAPITAL, LTD.	$100	$174	$20	$21	$65	$58
S&P 500	100	105	66	84	97	99
S&P 500 FINANCIALS SECTOR INDEX	100	81	36	43	48	40
BDC PEER GROUP	100	79	46	69	93	80

Item 6.Selected Financial Data

AMERICAN CAPITAL, LTD.

Consolidated Selected Financial Data
(in millions, except per share data)

The selected financial data should be read in conjunction with our consolidated financial statements in this Annual Report on Form 10-K and notes thereto.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Total operating income	$591	$600	$697	$1,051	$1,240
Total operating expenses	288	396	582	521	640
Net operating income before income taxes	303	204	115	530	600
Tax benefit (provision)(1)	145	—	20	(37)	(6)
Net operating income (“NOI”)	448	204	135	493	594
Net gain on extinguishment of debt	—	—	12	—	—
Net realized (loss) gain(1)	(310)	(576)	(825)	32	214
Net realized earnings (loss)	138	(372)	(678)	525	808
Net unrealized appreciation (depreciation)(1)	836	1,370	(232)	(3,640)	(108)
Net increase (decrease) in net assets resulting from operations (“Net earnings (loss)”)	$974	$998	$(910)	$(3,115)	$700

Per share data:
NOI:
Basic	$1.30	$0.63	$0.56	$2.42	$3.42
Diluted	$1.26	$0.62	$0.56	$2.42	$3.36
Net earnings (loss):
Basic	$2.83	$3.06	$(3.77)	$(15.29)	$4.03
Diluted	$2.74	$3.02	$(3.77)	$(15.29)	$3.96
Dividends declared(2)	$—	$—	$1.07	$3.09	$3.72
Balance sheet data:
Total assets	$5,961	$6,084	$6,672	$7,910	$11,732
Total debt	$1,251	$2,259	$4,142	$4,428	$4,824
Total shareholders' equity	$4,563	$3,668	$2,329	$3,155	$6,441
NAV per share	$13.87	$10.71	$8.29	$15.41	$32.88
Other data (unaudited):
Number of portfolio companies at period end	152	160	187	223	219
New investments(3)	$317	$234	$109	$2,607	$7,928
Realizations(4)	$1,066	$1,293	$1,143	$2,176	$4,537
NOI return on average equity at cost(5)	7.5%	3.4%	2.1%	7.5%	11.3%
Net realized earnings (loss) return on average equity at cost(5)	2.3%	(6.2%)	(10.7%)	8.0%	15.3%
Net earnings (loss) return on average equity at fair value(6)	23.3%	33.5%	(37.3%)	(60.0%)	12.2%
Assets under management(7)	$68,129	$22,645	$14,022	$12,804	$16,265

(1)
In 2011, we were no longer taxed as a RIC under Subchapter M of the Code and instead became subject to taxation as a corporation under Subchapter C of the Code. As a result, we recorded a net deferred tax asset of $428 million in 2011 recorded as a deferred tax benefit of $145 million in NOI, $75 million in net realized (loss) gain and $208 million in net unrealized appreciation (depreciation) in our consolidated statements of operations in this Annual Report on Form 10-K.

(2)	In 2009, we declared a dividend of $1.07 per share, which was paid part in cash and stock in August 2009.

(3)	New investments include amounts as of the investment dates that are committed.

(4)
Realizations represent cash proceeds received upon the exit of investments including payment of scheduled principal amortization, debt prepayments, proceeds from loan syndications and sales, payment of accrued PIK notes, and dividends and payments associated with accreted original issue discounts and sale of equity and other securities.

(5)	Equity calculated before the effect of net unrealized appreciation and depreciation of investments. Average equity is calculated based on the quarterly shareholders' equity balances.

(6)	Return represents net increase or decrease in net assets resulting from operations. Average equity is calculated based on the quarterly shareholders' equity balances.

(7)
Assets under management include both (i) the total assets of American Capital and (ii) the total assets of the funds under management by American Capital, LLC, excluding any direct investment we have in those funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us, reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately-held securities that require our good faith estimate of fair value, and a change in estimate could affect our NAV; (iv) our investments in securities of privately-held companies may be illiquid, which could affect our ability to realize the investment; (v) our portfolio companies could default on their loans or provide no returns on our investments, which could affect our operating results; (vi) we use external financing to fund our business, which may not always be available; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless immediately after a debt issuance we maintain an asset coverage of at least 200%, or equal to or greater than our asset coverage prior to such issuance, which may affect returns to our shareholder; (xii) our common stock price may be volatile; and (xiii) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

American Capital Investing Activity

We primarily invest in middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. We primarily invest in One Stop Buyouts® or Private Equity Buyouts and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $300 million in a single middle market company in North America. We also have investments in alternative asset funds that we manage and Structured Products.

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings to our portfolio companies fund (i) strategic acquisitions by a portfolio company of either a complete business or specific lines of a business that are related to the portfolio company's business, (ii) recapitalization of a portfolio company to raise financing on better terms, buyout one or several owners or to pay a dividend, (iii) growth of the portfolio company such as product development or plant expansions, or (iv) working capital for a portfolio company, sometimes in distressed situations, that needs capital to fund operating costs, debt service or growth in receivables or inventory.

The total fair value of our investment portfolio was $5.1 billion, $5.5 billion and $5.6 billion as of December 31, 2011, 2010 and 2009, respectively. Our new investments totaled $317 million, $234 million and $109 million during the years ended December 31, 2011, 2010 and 2009, respectively. The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date.

The type and aggregate dollar amount of new investments were as follows (in millions):

	2011	2010	2009
Investments in managed funds	$40	$—	$—
Private Equity Buyouts	25	—	—
One Stop Buyouts®	1	—	—
Direct and other investments	15	35	—
Add-on financing for growth and working capital	112	2	4
Add-on financing for acquisitions	58	22	4
Add-on financing for working capital in distressed situations	35	38	81
Add-on financing for recapitalizations, not including distressed investments	27	80	20
Add-on financing for purchase of debt of a portfolio company	4	57	—
Total	$317	$234	$109

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. Included in the add-on financing for growth and working capital of $112 million for the year ended December 31, 2011 was a $97 million increase in a revolving credit facility commitment to European Capital from $53 million to $150 million. Effective June 30, 2011, the commitment was reduced to $100 million. Included in the add-on financing for recapitalizations of $80 million for the year ended December 31, 2010 was a $75 million bridge loan issued to European Capital, the proceeds of which were utilized to repay in full and terminate European Capital’s unsecured multicurrency revolving facility. European Capital subsequently repaid in full the $75 million bridge loan and the facility was terminated in March 2010.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	2011	2010	2009
Principal prepayments	$510	$874	$316
Sale of equity investments	394	266	323
Payment of accrued PIK notes and dividend and accreted original issue discounts	108	77	48
Loan syndications and sales	16	40	410
Scheduled principal amortization	38	36	46
Total	$1,066	$1,293	$1,143

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements in this Annual Report on Form 10-K and the notes thereto.

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

•
The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic interest settlements and termination receipts or payments on derivatives, foreign currency transaction gains or losses and taxes on realized gains or losses.

•
The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our portfolio investments and of our interest rate derivatives at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate, and taxes on unrealized gains or losses. In addition, our net unrealized depreciation of investments includes the foreign currency translation from converting the cost basis of our assets and liabilities denominated in a foreign currency to the US dollar.

The consolidated operating results were as follows (in millions):

	2011	2010	2009
Operating income	$591	$600	$697
Operating expenses	288	396	582
NOI before income taxes	303	204	115
Benefit for income taxes	145	—	20
NOI	448	204	135
Net gain on extinguishment of debt	—	—	12
Net realized loss	(310)	(576)	(825)
Net realized earnings (loss)	138	(372)	(678)
Net unrealized appreciation (depreciation)	836	1,370	(232)
Net earnings (loss)	$974	$998	$(910)

Fiscal Year 2011 Compared to Fiscal Year 2010

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

	2011	2010
Interest income on debt investments	$350	$434
Interest income on Structured Products investments	56	52
Dividend income on private finance portfolio investments	106	58
Dividend income from American Capital, LLC	30	—
Interest income on bank deposits	1	2
Interest and dividend income	543	546
Portfolio company advisory and administrative fees	14	18
Advisory and administrative services - American Capital, LLC	20	16
Other fees	14	20
Fee income	48	54
Total operating income	$591	$600

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	2011	2010
Debt investments(1)	$3,198	$4,137
Effective interest rate on debt investments(1)	11.0%	10.5%
Average non-accrual debt investments at cost(2)	$574	$723
Structured Products investments(1)	$548	$749
Effective interest rate on Structured Products investments(1)	10.3%	6.9%
Debt and Structured Products investments(1)	$3,746	$4,886
Effective interest rate on debt and Structured Products investments(1)	10.9%	9.9%
Average monthly one-month LIBOR	0.2%	0.3%
Equity investments - private finance portfolio(1)(3)	$2,228	$2,313
Effective dividend yield on equity investments - private finance portfolio(1)(3)	4.7%	2.5%
Debt, Structured Products and equity investments(1)(3)	$7,241	$8,467
Effective yield on debt, Structured Products and equity investments(1)(3)	7.1%	6.4%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

(3)	Excludes our equity investment in American Capital, LLC.

Debt Investments

Interest income on debt investments decreased by $84 million, or 19%, for the year ended December 31, 2011, over the comparable period in 2010, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $0.9 billion for the year ended December 31, 2011 over the comparable period in 2010 primarily as a result of the repayment or sale of debt investments or write-off of non-performing debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the year ended December 31, 2011, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $2 million as a result of debt investments being removed from non-accrual. For the year ended December 31, 2010, we recorded net reserves on uncollected PIK interest income recorded in prior periods of $7 million as a result of debt investments being placed on non-accrual.

Structured Products

Interest income on Structured Products investments increased by $4 million, or 8%, for the year ended December 31, 2011, respectively, over the comparable period in 2010 primarily due to an increase in interest income recognized on our CLO investments due to increases in projected cash flows. Our weighted average Structured Products investments outstanding decreased for the year ended December 31, 2011 over the comparable period in 2010 primarily as a result of the write-off of non-performing CMBS investments. See Note 2—Interest and Dividend Income Recognition policy to our consolidated financial statements in this Annual Report on Form 10-K for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments increased by $48 million, or 83%, for the year ended December 31, 2011 over the comparable period in 2010 primarily due to the recognition of prior period dividend income for private finance preferred stock investments removed from non-accrual during the year ended December 31, 2011, as well as the recording of reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments during the year ended December 31, 2010. As a result, the monthly weighted average effective dividend yield on equity investments was 4.7% for the year ended December 31, 2011, a 220 basis point increase over the comparable period in 2010.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the year ended December 31, 2011, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $36 million, which had an approximate 30 basis point impact on the effective dividend yield on equity investments. For the year ended December 31, 2010, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $11 million, which had an approximate 50 basis point impact on the effective dividend yield on equity investments.

Equity Investments - American Capital, LLC

Dividend income from American Capital, LLC was $30 million and $0 million for the years ended December 31, 2011 and 2010, respectively. In addition, for the years ended December 31, 2011 and 2010, we received an additional $11 million and $17 million, respectively, of dividends from American Capital, LLC that was recorded as a reduction to cost basis. The increase in dividends received in 2011 was primarily due to an increase in net income primarily generated from management fees earned for the management of AGNC, which experienced significant growth in their equity capital as a result of follow-on equity offerings.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company's management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the years ended December 31, 2011 and 2010 were $14 million and $18 million, respectively.

Advisory and Administrative Services - American Capital, LLC

We have entered into service agreements with American Capital, LLC to provide additional asset management service support so that American Capital, LLC can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the years ended December 31, 2011 and 2010 were $20 million and $16 million, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $14 million and $20 million for the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

Operating expenses decreased $108 million, or 27%, for the year ended December 31, 2011, respectively, over the comparable period in 2010. Operating expenses consisted of the following (in millions):

	2011	2010
Interest	$90	$177
Salaries, benefits and stock-based compensation	143	134
General and administrative	55	64
Debt refinancing costs	—	21
Total operating expenses	$288	$396

Interest

Interest expense for the year ended December 31, 2011 decreased $87 million, or 49%, over the comparable period in 2010. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding for the year ended December 31, 2011 over the comparable period in 2010 partially offset by a $12 million increase in the amortization of deferred financing costs primarily as a result of unscheduled payments on our outstanding secured borrowings during 2011.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	2011	2010
Asset Securitizations:
Cash interest expense	$8	$12
Amortization of deferred financing costs	3	4
Total interest expense	$11	$16

Weighted average interest rate, including amortization of deferred financing costs	1.3%	1.0%
Weighted average interest rate, excluding amortization of deferred financing costs	0.9%	0.8%
Weighted average balance outstanding	$915	$1,537

Public and Private Borrowings:
Cash interest expense	$59	$154
Amortization of deferred financing costs	20	7
Total interest expense	$79	$161

Weighted average interest rate, including amortization of deferred financing costs	10.6%	9.3%
Weighted average interest rate, excluding amortization of deferred financing costs	7.9%	8.9%
Weighted average balance outstanding	$747	$1,738

Total Borrowings:
Cash interest expense	$67	$166
Amortization of deferred financing costs	23	11
Total interest expense	$90	$177

Weighted average interest rate, including amortization of deferred financing costs	5.5%	5.4%
Weighted average interest rate, excluding amortization of deferred financing costs	4.1%	5.1%
Weighted average balance outstanding	$1,662	$3,275

Amortization of deferred financing costs on our public and private borrowings for the year ended December 31, 2011 increased $13 million from the comparable period in 2010 primarily due to the acceleration of the amortization of deferred financing costs resulting from additional principal paydowns on our secured debt in 2011.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	2011	2010
Base salaries	$53	$56
Incentive compensation	35	26
Benefits	10	10
Stock-based compensation	45	42
Total salaries, benefits and stock-based compensation	$143	$134

Salaries, benefits and stock-based compensation for the year ended December 31, 2011 increased $9 million, or 7%, from the comparable period in 2010 primarily due to an increase in stock-based and incentive compensation. As of December 31, 2011, we had 249 total employees compared to 242 total employees as of December 31, 2010.

In 2011, we granted 23.6 million stock options with a weighted average fair value of $3.05 per option, or $72 million, and in 2010, we granted 17.7 million stock options with a weighted average fair value of $2.07 per option, or $37 million. For a further discussion on stock-based compensation, see Note 5 and Note 6 to our consolidated financial statements in this Annual Report on Form 10-K.

General and Administrative

General and administrative expenses decreased by $9 million, or 14%, for the year ended December 31, 2011, respectively, over the comparable period in 2010 primarily due to a reduction in legal and public reporting costs and $6 million of restructuring charges during the year ended December 31, 2010 related to excess facilities from office closures.

Debt Refinancing Costs

During the year ended December 31, 2010, we incurred $21 million of non-recurring debt refinancing costs from both our unsecured creditors’ legal and financial advisors that were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010.

Tax Benefit

During our tax year ended September 30, 2011, due to a shift in the composition and value of our assets we did not meet the quarterly investment diversification requirements to continue to be taxed as a RIC. Therefore, we are now subject to taxation as a corporation under Subchapter C of the Code beginning with our tax year ended September 30, 2011. As a result of our change in tax status during our tax year ended September 30, 2011, we are now required to recognize deferred tax assets and liabilities. During the fourth quarter of 2011, we reversed part of our valuation allowance totaling $428 million, which is recorded in our consolidated statements of operations for the year ended December 31, 2011 as $145 million in net operating income, $75 million in total net realized loss and $208 million in total net unrealized appreciation (depreciation). See Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for a further discussion of deferred taxes.

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	2011	2010
VP Acquisition Holdings, Inc.	$93	$—
CIBT Travel Solutions, LLC	43	—
American Capital Agency Corp.	—	21
Other, net	22	33
Total gross realized portfolio gain	158	54

Orchard Brands Corporation	(174)	(50)
Contec, LLC	(117)	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	(47)	—
Citigroup Commercial Mortgage Securities Trust 2007-C6	(30)	—
Small Smiles Holding Company, LLC	(19)	—
GE Commercial Mortgage Corporation, Series 2007-C1	(18)	(9)
NECCO Holdings, Inc.	(18)	—
European Touch, LTD. II	(18)	—
ACAS CRE CDO 2007-1, Ltd.	—	(170)
UFG Member, LLC	—	(83)
GS Mortgage Securities Trust 2007-GG10	—	(49)
Fountainhead Estate Holding Corp.	—	(25)
ETG Holdings, Inc.	—	(22)
J-Pac, LLC	—	(21)
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	(19)
Resort Funding Holdings, Inc.	—	(17)
CCRD Operating Company, Inc.	—	(15)
Genband Inc.	—	(15)
Other, net	(52)	(58)
Total gross realized portfolio loss	(493)	(553)
Total net realized portfolio loss	(335)	(499)
Tax benefit	75	—
Interest rate derivative periodic interest payments, net	(45)	(61)
Interest rate derivative termination payments	(5)	(14)
Foreign currency transactions	—	(2)
Total net realized loss	$(310)	$(576)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

During 2011, we sold all of our equity investments and received full repayment of our debt investments in VP Acquisition Holdings, Inc. for $138 million in total proceeds, realizing a gain of $93 million partially offset by a reversal of unrealized appreciation of $60 million.

During 2011, we sold substantially all of our equity investments and received full repayment of our debt investments in CIBT Travel Solutions, LLC and its subsidiaries for $215 million in total cash proceeds, realizing a gain of $43 million fully offset by a reversal of unrealized appreciation of $45 million. In addition, we expect to receive $15 million of additional cash proceeds from CIBT Travel Solutions, LLC that are held in a sale escrow.

During 2011, Appleseed's Intermediate Holdings, LLC, a wholly-owned operating subsidiary of Orchard Brands Corporation, emerged from bankruptcy after voluntarily filing for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. Based on the reorganization plan, our existing senior first lien notes and senior second lien term A notes were exchanged for new senior first lien notes, junior term notes and common equity of Orchard Brands Corporation and our remaining senior second lien term notes were canceled. As a result, we recognized a realized loss of $174 million partially offset by a reversal of unrealized depreciation of $173 million.

During 2011, we wrote off a portion of our unsecured mezzanine debt investment in Contec, LLC. We did not receive any proceeds, realizing a loss of $117 million fully offset by a reversal of unrealized depreciation.

During 2011, we wrote off $47 million of non-investment grade CMBS bonds in J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11. We did not receive any proceeds, realizing a loss of $47 million fully offset by a reversal of unrealized depreciation.

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

During 2010, our portfolio company UFG Member, LLC was sold. As part of the sale proceeds, we received a partial payment on our remaining mezzanine debt investment. The sale proceeds we received included a subordinated note from the purchaser, AFA Investments, Inc., that had a fair value of $4 million. We wrote off our remaining mezzanine debt investment and our equity investment in UFG Member, LLC realizing a loss of $83 million offset by a reversal of unrealized depreciation of $68 million.

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

We have entered into interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the years ended December 31, 2011 and 2010, we recorded a realized loss of $45 million and $61 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	2011	2010
Gross unrealized appreciation of private finance portfolio investments	$403	$611
Gross unrealized depreciation of private finance portfolio investments	(433)	(289)
Net unrealized (depreciation) appreciation of private finance portfolio investments	(30)	322
Net unrealized (depreciation) appreciation of European Capital investment	(34)	371
Net unrealized appreciation of European Capital foreign currency translation	3	97
Net unrealized appreciation of American Capital, LLC	280	111
Net unrealized appreciation of Structured Products investments	52	50
Reversal of prior period net unrealized depreciation upon realization	375	517
Net unrealized appreciation of portfolio investments	646	1,468
Foreign currency translation - European Capital	(29)	(104)
Foreign currency translation - other	(2)	(3)
Derivative agreements	13	9
Net unrealized appreciation of investments	628	1,370
Tax benefit	208	—
Net unrealized appreciation	$836	$1,370

See our “Investment Valuation Policy” in Note 2 in this Annual Report on Form 10-K for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $4,896 million and fair value of $3,895 million as of December 31, 2011. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the year ended December 31, 2011, the $30 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by specific company performance. For the year ended December 31, 2011, our private finance portfolio of One Stop Buyouts® experienced $97 million of net unrealized appreciation while our private finance portfolio of Private Equity Buyouts, direct and other investments experienced $127 million of net unrealized depreciation.

For the year ended December 31, 2010, the $322 million of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads.

European Capital

For the year ended December 31, 2011, we recognized net unrealized depreciation of $31 million on our investment in European Capital comprised of $34 million unrealized depreciation on our investment and $3 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. As of December 31, 2011, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $547 million, respectively, and a debt investment with a cost basis and fair value of $73 million.

For the year ended December 31, 2010, we recognized unrealized appreciation of $468 million on our investment in European Capital comprised of $371 million unrealized appreciation on our investment and $97 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund which invests in One Stop Buyouts®, Private Equity Buyouts and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with ASC 820. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. During the year ended December 31, 2011, the unrealized depreciation on our investment of $34 million, excluding unrealized appreciation (depreciation) on foreign currency translation, was due primarily to a decrease in the NAV of European Capital and an increase to the discount applied to NAV. During the year ended December 31, 2010, the unrealized appreciation of $371 million, excluding unrealized appreciation (depreciation) on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV

The following is a summary composition of European Capital's NAV at fair value and our equity investment's implied discount to its NAV at fair value (€ and $ in millions) as of December 31, 2011 and 2010:

	2011	2010
Debt investments at fair value	€712	€868
Equity investments at fair value	262	207
Other assets and liabilities, net	92	38
Secured debt at cost	(271)	(353)
Unsecured debt at cost	(111)	(110)
Unsecured debt from American Capital at cost	(57)	(21)
NAV (Euros)	€627	€629
Exchange rate	1.30	1.33
NAV (US dollars)	$815	$837
Fair value of American Capital equity investment	$547	$608
Implied discount to NAV	32.9%	27.4%

American Capital, LLC

American Capital, LLC had a cost basis of $46 million and fair value of $396 million as of December 31, 2011. During the years ended December 31, 2011 and 2010, we recognized $280 million and $111 million of unrealized appreciation on our investment in American Capital, LLC, respectively. The unrealized appreciation in the fair value of American Capital, LLC for the years ended December 31, 2011 and 2010 was primarily due to increases in the projected management fees for managing AGNC due to significant growth in the equity capital of AGNC as a result of follow-on equity offerings and the lowering of the discount rate for the year ended December 31, 2011. During the year ended December 31, 2011, AGNC has raised $4.4 billion of common equity capital. The funds managed by subsidiaries of American Capital, LLC are European Capital, AGNC, MTGE, ACE I, ACE II and ACAS CLO-1.

Structured Products Investments

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities with a cost basis of $456 million and fair value of $218 million as of December 31, 2011. During the year ended December 31, 2011, we recorded $52 million of net unrealized appreciation on our Structured Products investments. Our CMBS portfolio experienced $11 million of net unrealized appreciation during the year ended December 31, 2011. Our investments in CLO and CDO portfolios of commercial loans experienced $41 million of net unrealized appreciation during the year ended December 31, 2011, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows.

During the year ended December 31, 2010, we recorded $50 million of net unrealized appreciation on our Structured Products investments. Our CMBS portfolio experienced $15 million of net unrealized depreciation during the year ended December 31, 2010, due primarily to lower projected future cash flows due to continued credit impairments in the overall commercial real estate markets. Our investments in CLO and CDO portfolios of commercial loans experienced $65 million of net unrealized appreciation during the year ended December 31, 2010, due primarily to a narrowing of investment spreads and higher broker quotes.

Foreign Currency Translation

We have investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in US dollars. For the years ended December 31, 2011 and 2010, we recorded net unrealized depreciation of $31 million and $107 million for foreign currency translation. This is primarily as a result of changes in the Euro and US dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the US dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the US dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. For the years ended December 31, 2011 and 2010, we recorded unrealized depreciation of $29 million and $104 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $31 million and $107 million for foreign currency translation for the years ended December 31, 2011 and 2010, respectively), which was partially offset by unrealized appreciation of $3 million and $97 million, respectively, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital, which is included in our total net unrealized appreciation (depreciation) of portfolio investments in our consolidated statements of operations.

Derivative Agreements

During the years ended December 31, 2011 and 2010, we recorded $13 million and $9 million of net unrealized appreciation from derivative agreements, primarily interest rate swaps, respectively. The fair value of the net liability for our derivative agreements as of December 31, 2011 was $89 million, which included a $17 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties. The fair value of the net liability for our derivative agreements as of December 31, 2010 was $102 million, which included a $13 million net reduction due to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

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

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the years ended December 31, 2011 and 2010:

	2011	2010
NOI return on average equity at cost	7.5%	3.4%
Net realized earnings (loss) return on average equity at cost	2.3%	(6.2)%
Net earnings return on average equity at fair value	23.3%	33.5%

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

	2010	2009
Interest income on debt investments	$434	$478
Interest income on Structured Products investments	52	81
Dividend income on private finance portfolio investments	58	72
Dividend income from American Capital, LLC	—	4
Interest income on bank deposits	2	3
Interest and dividend income	546	638
Portfolio company advisory and administrative fees	18	20
Advisory and administrative services - American Capital, LLC	16	22
Other fees	20	17
Fee income	54	59
Total operating income	$600	$697

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	2010	2009
Debt investments(1)	$4,137	$5,596
Effective interest rate on debt investments(1)	10.5%	8.5%
Average non-accrual debt investments at cost(2)	$723	$915
Structured Products investments(1)	$749	$940
Effective interest rate on Structured Products investments(1)	6.9%	8.6%
Debt and Structured Products investments(1)	$4,886	$6,536
Effective interest rate on debt and Structured Products investments(1)	9.9%	8.5%
Average monthly one-month LIBOR	0.3%	0.3%
Equity investments - private finance portfolio(1)(3)	$2,313	$2,409
Effective dividend yield on equity investments - private finance portfolio(1)(3)	2.5%	3.0%
Debt, Structured Products and equity investments(1)(3)	$8,467	$10,139
Effective yield on debt, Structured Products and equity investments(1)(3)	6.4%	6.2%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

(3)	Excludes our equity investment in American Capital, LLC.

Debt Investments

Interest income on debt investments decreased by $44 million, or 9%, for the year ended December 31, 2010, over the comparable prior period in 2009, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments decreased for the year ended December 31, 2010 over the comparable period in 2009 primarily as a result of the repayment, sale or write-off of debt investments.

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

Structured Products

Interest income on Structured Products investments decreased by $29 million, or 36%, for the year ended December 31, 2010, over the comparable prior period in 2009, primarily due to a decrease in interest income recognized on our CMBS investments.

Equity Investments - Private Finance Portfolio

Dividend income decreased by $14 million, or 19%, for the year ended December 31, 2010, over the comparable period in 2009 primarily due to a decline in dividends from common stock investments that were sold. As a result, the monthly weighted average effective dividend yield on equity investments was 2.5% for the year ended December 31, 2010, a 50 basis point decrease from the comparable period in 2009.

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

Equity Investments - American Capital, LLC

Dividend income from American Capital, LLC was $4 million for the year ended December 31, 2009. In addition, for the years ended December 31, 2010 and 2009, we received $17 million and $3 million, respectively, of cash dividends from American Capital, LLC that we recorded as a reduction to our cost basis.

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

Operating Expenses

Operating expenses decreased $186 million, or 32%, for the year ended December 31, 2010 over the comparable period in 2009. Operating expenses consisted of the following (in millions):

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

In 2010, we granted 17.7 million stock options with a weighted average fair value of $2.07 per option, or $37 million, and in 2009, we granted 17.0 million stock options with a weighted average fair value of $1.41 per option, or $24 million. For a further discussion on stock based compensation, see Note 5 to our consolidated financial statements in this Annual Report on Form 10-K.

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

Debt Refinancing Costs

During the years ended December 31, 2010 and 2009, we incurred non-recurring debt refinancing costs of $21 million and $20 million, respectively, from both fees related to our unsecured creditors' legal and financial advisors who were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010.

Tax Benefit

As a RIC, we were subject to a nondeductible federal excise tax of 4% if we did not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2010 and 2009 and the one-year periods ending October 31, 2010 and 2009, we did not accrue federal excise tax because we had taxable ordinary losses and capital losses for the respective excise tax years. However, we accrued an $8 million tax benefit in the year ended December 31, 2009 related to excise tax for the calendar year ended December 31, 2008 and one year period ending October 1, 2008 as a result of a change in estimated taxable income of such prior year, which was included in our benefit for income taxes on the accompanying statements of operations.

Our consolidated taxable operating subsidiary, American Capital Financial Services, Inc. (“ACFS”), which was merged into American Capital on June 30, 2010, was subject to federal, state and local income taxes. During the year ended December 31, 2009, we recorded a tax benefit of $12 million related to ACFS. On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. As part of this legislation, the carryback period for NOLs arising in either 2008 or 2009 was increased from two years to three, four or five years at the election of the taxpayer. As a result of this new legislation, ACFS was able to carryback its NOL for the tax year ended September 30, 2009 to prior years to claim a refund. This resulted in American Capital recording a tax benefit of $10 million for the year ended December 31, 2009, which was included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations.

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

Net Realized Gain (Loss) on Investments

Our net realized (loss) gain on investments consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	2010	2009
American Capital Agency Corp.	$21	$—
Axygen Holdings Corporation	—	35
Piper Aircraft, Inc.	—	31
Edline, LLC	—	16
Other, net	33	40
Total gross realized portfolio gain	54	122

ACAS CRE CDO 2007-1, Ltd.	(170)	(41)
UFG Member, LLC	(83)	—
Orchard Brands Corporation	(50)	—
GS Mortgage Securities Trust 2007-GG10	(49)	—
Fountainhead Estate Holding Corp.	(25)	—
ETG Holdings, Inc.	(22)	(11)
J-Pac, LLC	(21)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	(19)	—
Resort Funding Holdings, Inc.	(17)	—
CCRD Operating Company, Inc.	(15)	—
Genband Inc.	(15)	—
Consolidated Bedding, Inc.	—	(196)
CMX Inc.	—	(121)
Barton-Cotton Holding Corporation	—	(74)
Anchor Drilling Fluids USA, Inc.	—	(55)
Sale of commercial mortgage loan portfolio	—	(39)
TestAmerica Environmental Services, LLC	—	(39)
Halex Corporation	—	(29)
Ranpak Acquisition Company	—	(23)
Venus Swimwear, Inc	—	(21)
Ford Motor Company	—	(18)
Foamex, L.P.	—	(18)
Small Smiles Holding Company, LLC	—	(17)
Other, net	(67)	(136)
Total gross realized portfolio loss	(553)	(838)
Total net realized portfolio loss	(499)	(716)
Interest rate derivative periodic interest payments, net	(61)	(58)
Interest rate derivative termination payments	(14)	(4)
European Capital put option agreement	—	(44)
Foreign currency transactions	(2)	(3)
Total net realized loss	$(576)	$(825)

See “Fiscal Year 2011 Compared to Fiscal Year 2010” for discussion on the net realized gains (losses) for the year ended December 31, 2010. The following are summary descriptions of portfolio company realized gains or losses greater than $30 million during 2009.

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

During 2009, Consolidated Bedding, Inc. (“Consolidated Bedding”) sold all of its remaining assets to several purchasers for total proceeds consisting of cash, a 49% equity interest in one of the purchasers, Spring Air International, LLC, and the future collection by one of the purchasers of certain accounts receivable of Consolidated Bedding. The total fair value of the cash and non-cash proceeds received was $14 million, the proceeds of which were used to partially pay down our debt investments. Subsequently, Consolidated Bedding filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. We do not expect to receive any further proceeds for our debt and equity investments in Consolidated Bedding. We deemed our remaining investments to be worthless and recognized a realized loss of $196 million offset by a reversal of unrealized depreciation of $189 million.

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

We have entered into interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the years ended December 31, 2010 and 2009, we recorded $61 million and $58 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements.

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

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments (in millions):

	2010	2009
Gross unrealized appreciation of private finance portfolio investments	$611	$297
Gross unrealized depreciation of private finance portfolio investments	(289)	(970)
Net unrealized appreciation (depreciation) of private finance portfolio investments	322	(673)
Net unrealized appreciation (depreciation) of European Capital investment	371	(224)
Net unrealized appreciation (depreciation) of European Capital foreign currency translation	97	(24)
Net unrealized appreciation of AGNC	—	22
Net unrealized appreciation (depreciation) of American Capital, LLC	111	(148)
Net unrealized appreciation (depreciation) of Structured Products investments	50	(11)
Reversal of prior period net unrealized depreciation upon realization	517	718
Net unrealized appreciation (depreciation) of portfolio investments	1,468	(340)
Foreign currency translation - European Capital	(104)	25
Foreign currency translation - other	(3)	3
Derivative agreements and other	9	31
Reversal of prior period net unrealized depreciation on put option agreement upon realization	—	49
Net unrealized appreciation (depreciation) of investments	$1,370	$(232)

See “Fiscal Year 2011 Compared to Fiscal Year 2010” for discussion on the net unrealized appreciation (depreciation) of investments for the year ended December 31, 2010.

Private Finance Portfolio

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

European Capital

The unrealized depreciation on our investment in European Capital of $224 million, excluding unrealized depreciation on foreign currency, during the year ended December 31, 2009 was due primarily to an increase in the implied discount to its NAV. The following is a summary composition of European Capital's NAV and our equity investment's implied discount to its NAV (€ and $ in millions) as of December 31, 2010 and 2009:

	2010	2009
Debt investments at fair value	€868	€1,038
Equity investments at fair value	207	174
Other assets and liabilities, net	38	94
Secured debt at cost	(353)	(569)
Unsecured debt at cost	(110)	(191)
Unsecured debt from American Capital at cost	(21)	(18)
NAV (Euros)	€629	€528
Exchange rate	1.33	1.43
NAV (US dollars)	$837	$755
Fair value of American Capital equity investment	$608	$243
Implied discount to NAV	27.4%	67.8%

American Capital, LLC

During the year ended December 31, 2009, we recognized $148 million of unrealized depreciation on our investment in American Capital, LLC. The depreciation in fair value of American Capital, LLC for the year ended December 31, 2009 was primarily due to a decline in its projected cash flows from reduced projected management fees and carried interest for managing European Capital due in part to a decline in the fair value of European Capital's investments since origination. As of December 31, 2009, the funds managed by subsidiaries of American Capital, LLC were European Capital, AGNC, ACE I, ACE II and ACAS CLO-1.

Structured Products Investments

During the year ended December 31, 2009, we recorded $11 million of net unrealized depreciation on our Structured Products investments. Our CMBS portfolio experienced $51 million of net unrealized depreciation during the year ended December 31, 2009, due primarily to lower projected future cash flows due to continued credit impairments in the overall commercial real estate markets. Our investments in CLO and CDO portfolios of commercial loans experienced $40 million of net unrealized appreciation during the year ended December 31, 2009, due primarily to a narrowing of investment spreads and higher broker quotes.

Foreign Currency Translation

For the year ended December 31, 2009, we recorded net unrealized appreciation of $28 million, primarily as a result of changes in the Euro and U.S. dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. Accordingly, for the years ended December 31, 2009, we recorded unrealized appreciation of $25 million for foreign currency translation for the cost basis in our investment in European Capital (included in our total unrealized appreciation of $28 million for foreign currency translation for the year ended December 31, 2009), which was partially offset by unrealized depreciation of $24 million, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital, which is included in our total net unrealized appreciation of portfolio investments.

Derivative Agreements

During the year ended December 31, 2009, we recorded $31 million of net unrealized appreciation from derivative agreements, primarily due to net unrealized appreciation of $76 million due to an increase in the forward interest rate yield curve, partially offset by unrealized depreciation of $45 million associated with a reduction of our credit risk for nonperformance during the period.

Return on Shareholders' Equity

The following table summarizes our returns on shareholders' equity:

	2010	2009
NOI return on average equity at cost	3.4%	2.1%
Net realized loss return on average equity at cost	(6.2)%	(10.7)%
Net earnings (loss) return on average equity at fair value	33.5%	(37.3)%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our investment portfolio. As of December 31, 2011, we had $204 million of cash and cash equivalents and $80 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the years ended December 31, 2011 and 2010, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

For the next twelve months, our required principal amortization requirements are limited to our $11 million of unsecured public notes due August 2012 and any principal amortization of our secured notes within our asset securitizations as a result of principal and interest payments on our securitized debt investments. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating and Investing Cash Flow

For the years ended December 31, 2011 and 2010, cash provided by operations was $174 million and $87 million, respectively. Our cash flow from operations for the year ended December 31, 2011 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses. Our cash flow from operations for the year ended December 31, 2010 was impacted in part by non-recurring third-party fees incurred in connection with our debt refinancing and the early payment of accrued interest on the refinanced debt at the end of the second quarter of 2010.

For the years ended December 31, 2011 and 2010, net cash provided by investing activities was $787 million and $1,045 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $1,066 million and $1,293 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had portfolio investments totaling $5.1 billion at fair value, including $2.5 billion in debt investments, $2.4 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the year ended December 31, 2011, approximately $194 million of interest income collected was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

Debt Capital

Our debt obligations consisted of the following as of December 31, 2011 and 2010 (in millions):

	2011	2010
Fixed rate private secured notes due December 2013	$30	$304
Floating rate private secured loans due December 2013	17	168
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public debt due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	21	115
ACAS Business Loan Trust 2005-1 asset securitization	227	472
ACAS Business Loan Trust 2006-1 asset securitization	180	274
ACAS Business Loan Trust 2007-1 asset securitization	140	208
ACAS Business Loan Trust 2007-2 asset securitization	97	179
Total	$1,251	$2,259

The daily weighted average debt balance for the years ended December 31, 2011 and 2010 was $1,662 million and $3,275 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2011 and 2010 was 5.5% and 5.4%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2011 and 2010 was 4.1% and 5.1%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, as of December 31, 2011 was 4.3%.

As a BDC, we are permitted to issue Senior Securities in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness.

However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of December 31, 2011, our asset coverage was 465%.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2,337 million of outstanding unsecured indebtedness as of that date and involved conversion of our unsecured revolving line of credit facility into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of December 31, 2011, we had $1,251 million of debt, including $575 million of secured debt, $11 million of unsecured debt and $665 million of securitized debt.

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

Scheduled Amortization and Mandatory Redemption—As of December 31, 2011, there are no further required scheduled amortization on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) 25% of any Realized Proceeds, and (iv) 25% of Excess Cash Flow (as defined in the New Debt Agreements). However, as of December 31, 2011, we are entitled to retain the first $195 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The

Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of December 31, 2011, the aggregate principal outstanding amount of the New Secured Debt was $575 million. During the year ended December 31, 2011, the Applicable Percentage was 5.50% as the aggregate outstanding amount of the New Secured Debt was below $1 billion beginning in the quarter ended December 31, 2010.

In addition, the Applicable Percentage for the New Secured Debt will increase by an additional 0.50% per annum if we fail to pay on June 30, 2013 the remaining outstanding balance on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes totaling $47 million as of December 31, 2011. The increase will remain in effect for each succeeding day until the remaining balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes have been paid.

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of December 31, 2011:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date. On December 30, 2011, we paid an extension fee of $6 million.

Security and Ranking—The New Secured Debt is a senior obligation of ours and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the New Secured Debt consisted of the following as of December 31, 2011 (in millions):

	Cost Basis	Fair Value
Senior debt	$648	$560
Mezzanine debt	679	611
Preferred equity	1,489	1,101
Common equity	1,843	1,187
Equity warrants	88	73
Structured Products	442	212
Total investment collateral	5,189	3,744
Total investment non-collateral	1,550	1,386
Total investments	$6,739	$5,130

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants under the New Debt Agreements. As of December 31, 2011, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of December 31, 2011 and 2010, we were in compliance with all of the covenants for our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes and Class F notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $261 million as of December 31, 2011. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $269 million as of December 31, 2011. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain in 2009, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $288 million as of December 31, 2011. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Through January 2009, BLT 2005-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $484 million as of December 31, 2011. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. The 2004-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $143 million as of December 31, 2011. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

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

We have entered into interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate swap agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

As of December 31, 2011, we had interest rate swap agreements that had a net fair value liability of $89 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions under certain conditions. As of December 31, 2011, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2011, our NAV was $13.87 per share and our closing market price was $6.73 per share.

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. Under the newly adopted program, quarterly, we will consider setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount, the Board of Directors will be guided by our cumulative net cash provided by operating activities since the second quarter of 2011, cash and cash equivalents on hand, debt service considerations, investment plans, our forecast of financial liquidity and economic conditions, operational issues and the current trading price of our common stock. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The stock repurchase and dividend program does not obligate us to acquire any specific number of shares or pay a specified amount of dividends and may be discontinued at any time. We intend to fund the repurchases with available cash or borrowings. The stock repurchase and dividend program is expected to be in effect through December 31, 2012. During the third and fourth quarters of 2011, we repurchased a total of 17.6 million shares of our common stock in the open market for $134 million at an average price of $7.61 per share.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2011 are as follows (in millions):

	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Unsecured public debt due 2012	$11	$11	$—	$—	$—
Secured private and non-amortizing notes and loans due 2013	575	—	575	—	—
Secured notes from asset securitizations(1)	665	216	445	4	—
Interest payments on debt obligations(2)	105	54	51	—	—
Operating leases(3)	143	17	31	28	67
Total	$1,499	$298	$1,102	$32	$67

(1)
As of December 31, 2011, there was defaulted loan collateral in each of our asset securitization trusts and therefore all interest and principal collections are being applied sequentially to pay down principal on the notes. Payment due by period are determined based on the restricted cash on hand as of December 31, 2011 and the amortization schedules of the underlying loan collateral.

(2)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2011.

(3)	Net of estimated sublease revenue.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 12 years and contain provisions for certain annual rental escalations. However, certain of the non-cancelable operating leases for office space have been subleased to third-party tenants and we may attempt to further sublease excess office space in the future.

As of December 31, 2011, we had commitments under loan and financing agreements to fund up to $120 million to 21 portfolio companies, with $27 million and $14 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further discussion on the European Capital commitment. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

A summary of our loan and equity commitments as of December 31, 2011 is as follows (in millions):

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and equity commitments	$120	$27	$59	$18	$16

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2011, loans on non-accrual status for 27 portfolio companies had a cost basis and fair value of $419 million and $219 million, respectively.

As of December 31, 2011 and 2010, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	2011	2010
Current	$2,304	$2,828
0 - 30 days past due	16	2
31 - 60 days past due	3	9
61 - 90 days past due	—	—
Greater than 90 days past due	3	47
Total past due accruing loans at cost	22	58
Non-accruing loans at cost	419	702
Total loans at cost	$2,745	$3,588
Non-accruing loans at fair value	$219	$239
Total loans at fair value	$2,518	$3,065
Non-accruing loans at cost as a percent of total loans at cost	15.3%	19.6%
Non-accruing loans at fair value as a percent of total loans at fair value	8.7%	7.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	52.3%	34.0%

We believe that debt service collection is probable for our past due accruing loans. Non-accruing loans at cost decreased $283 million from December 31, 2010 to December 31, 2011 primarily due to approximately $474 million of loan restructurings, exits and write-offs and $77 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $271 million of loans placed on non-accrual status due to weaker portfolio company performance.

During 2011, we recapitalized five portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $153 million and a fair value of $43 million.

During 2010, we recapitalized four portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $86 million and a fair value of $15 million.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended December 31, 2011:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	Pre- 2001	2001	2002	2003	2004	2005	2006	2007	2008	2011	Pre-2001 - 2011 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	8.4%	18.1%	8.2%	20.3%	13.4%	10.2%	10.2%	(6.2%)	5.9%	3.1%	7.4%
IRR of Exited Investments(3)	9.1%	18.3%	9.5%	23.3%	17.1%	22.3%	10.6%	(11.1%)	4.7%	N/A	10.7%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	7.6%	46.4%	11.4%	27.7%	26.3%	6.5%	14.7%	(10.6%)	18.0%	(17.6%)	8.8%
IRR of Exited Equity Investments Only(3)(4)(5)	10.9%	41.0%	21.4%	36.7%	49.0%	54.1%	18.1%	9.3%	35.5%	N/A	28.5%
IRR at Fair Value of All One Stop Buyout® Investments(2)	2.6%	17.1%	10.9%	18.8%	15.7%	26.4%	12.7%	0.7%	14.6%	—%	12.7%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	16.3%	(4.4%)	(0.2%)	17.3%	5.8%	19.5%	11.6%	(2.3%)	14.6%	—%	9.3%
IRR of Exited One Stop Buyout® Investments(3)	1.3%	16.4%	14.7%	21.9%	27.5%	30.6%	15.3%	15.5%	14.2%	N/A	16.5%
Committed Investments(7)	$1,065	$376	$964	$1,436	$2,266	$4,755	$5,227	$7,469	$1,039	$137	$24,734
Total Exits and Prepayments of Committed Investments(7)	$995	$366	$836	$1,098	$1,970	$2,517	$3,855	$4,625	$480	$—	$16,742
Total Interest, Dividends and Fees Collected	$407	$148	$345	$434	$688	$1,116	$1,205	$1,147	$327	$5	$5,822
Total Net Realized (Loss) Gain on Investments	$(137)	$(22)	$(99)	$142	$29	$373	$(132)	$(1,059)	$(100)	$—	$(1,005)
Current Cost of Investments	$77	$5	$145	$335	$338	$1,967	$1,106	$2,274	$384	$108	$6,739
Current Fair Value of Investments	$50	$—	$94	$462	$233	$1,540	$1,037	$1,308	$304	$102	$5,130
Current Fair Value of Investments as a % of Total Investments at Fair Value	1.0%	—%	1.8%	9.0%	4.6%	30.0%	20.2%	25.5%	5.9%	2.0%	100.0%
Net Unrealized (Depreciation) Appreciation	$(27)	$(5)	$(51)	$127	$(105)	$(427)	$(69)	$(966)	$(80)	$(6)	$(1,609)
Non-Accruing Loans at Cost	$—	$—	$18	$—	$31	$59	$79	$193	$39	$—	$419
Non-Accruing Loans at Fair Value	$1	$—	$7	$—	$5	$28	$43	$111	$24	$—	$219
Equity Interest at Fair Value(4)	$25	$—	$8	$244	$82	$1,135	$467	$306	$89	$38	$2,394
Debt to Adjusted EBITDA(8)(9)(10)(11)(14)	2.6	NM	9.3	3.2	5.8	2.9	4.5	6.0	6.0	5.8	4.7
Interest Coverage(10)(11)(14)	4.7	NM	1.8	4.5	2.4	2.2	2.7	2.0	2.2	2.3	2.6
Debt Service Coverage(10)(11)(14)	4.2	NM	1.8	3.8	1.6	0.9	2.3	1.8	1.8	2.2	2.0
Average Age of Companies(11)(14)	49 yrs	27 yrs	35 yrs	42 yrs	57 yrs	19 yrs	39 yrs	32 yrs	20 yrs	26 yrs	33 yrs
Diluted Ownership Percentage(4)(15)	61%	—%	18%	55%	66%	90%	47%	59%	55%	22%	70%
Average Revenue(11)(12)(14)	$48	$7	$49	$222	$65	$133	$169	$165	$95	$157	$151
Average Adjusted EBITDA(8)(11)(14)	$7	$—	$11	$48	$16	$41	$40	$36	$21	$41	$36
Total Revenue(11)(12)	$99	$256	$183	$1,416	$341	$1,273	$3,378	$4,937	$1,555	$471	$13,909
Total Adjusted EBITDA(8)(11)	$15	$7	$37	$197	$57	$270	$455	$863	$252	$137	$2,290
% of Senior Loans(10)(11)(13)	71%	100%	52%	57%	37%	28%	29%	52%	32%	37%	42%
% of Loans with Lien(10)(11)(13)	100%	100%	100%	100%	100%	88%	97%	88%	69%	37%	82%

Majority Owned Portfolio Companies (“MOPC”)(6)	Pre-2001 - 2011 Static Pools Aggregate
Total Revenue(12)	$3,142
Total Gross Profit(12)	$1,537
Total Adjusted EBITDA(8)	$685

Total Capital Expenditures(12)	$89
Total Current ACAS Investment in MOPC at Fair Value	$3,347
Diluted Ownership Percentage of ACAS in MOPC(15)	67%

Total Cash	$177
Total Assets	$4,627
Total Debt	$3,369
Total Third-party Debt at Cost	$1,233
Total Shareholders' Equity(16)	$2,590
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

6)
MOPC investments represents investments in which American Capital, or its affiliates, have a fully diluted ownership percentage of 50% or more or has over 50% board representation at the portfolio company. Excludes our investment in European Capital.

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

9)	For portfolio companies with a nominal Adjusted EBITDA amount, the portfolio company's maximum debt leverage is limited to 15 times Adjusted EBITDA.

10)	Excludes investments in which we own only equity.

11)	Excludes investments in Structured Products and managed funds.

12)	For the most recent twelve months, or when appropriate, the forecasted twelve months.

13)	As a percentage of our total debt investments.

14)	Weighted average based on fair value.

15)	Weighted average based on fair value of equity investments.

16)	Calculated as the estimated enterprise value of the MOPC's less the cost basis of any outstanding debt of the MOPC's.

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

 Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. The SEC considers an accounting policy to be critical if it is both important to a company's financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

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

•
Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We use Level 2 inputs for investments in restricted securities of publicly traded companies. Such investments are valued at the closing price on the measurement date adjusted for the fair value of the restriction.

•
Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. As of December 31, 2011, we use Level 3 inputs for measuring the fair value of our investments as follows:

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

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company's securities in order of their preference relative to one another. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the M&A market which is consistent with how market participants would transact for these items in order to maximize their value. In applying the Enterprise Value Waterfall valuation methodology, we consider that in a change of control transaction, our loans are generally required to be repaid at par and that a buyer cannot assume the loan.

To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company's assets, third-party valuations of the portfolio company, offers from third-parties to buy the company and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium.

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

We also value our investments in Structured Products using the Market Yield valuation methodology. We estimate fair value based on such factors as third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency at broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.

Investments in Alternative Asset Investment Funds

For an investment in an investment fund which does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946 as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, expected future cash flows available to equity holders or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of December 31, 2011, we had an investment in European Capital, a wholly-owned investment fund which invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment including the determination of the fair value of European Capital's investment portfolio.

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

See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of December 31, 2011.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discount and premiums are accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the origination of loans and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company's cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company's ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company's total enterprise value. For investments with PIK interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

A change in the portfolio company valuation assigned by us could have an effect on our accrual of PIK interest income on debt investments and dividend income of preferred stock investments. Also, a change in a portfolio company's operating performance and cash flows can impact a portfolio company's ability to service our debt and therefore could impact our interest recognition.

Interest income on Structured Products is recognized on the effective interest method as required by FASB ASC 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with FASB ASC 320-10-35, Investment-Debt and Equity Securities. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Income Taxes

As of December 31, 2011, we have a net deferred tax asset of $428 million associated with our total ordinary deferred tax assets. We also have $841 million in total capital deferred tax assets of which the capital deferred tax assets are fully reserved through a valuation allowance. Assessing the recoverability of a deferred tax asset requires management to consider the company's history of cumulative pretax losses in the prior three years and make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. We are also required to make estimates related to the expected tax character of recognition of the reversal of the deferred tax assets. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realized the net deferred tax asset could be impacted. Furthermore, $51 million of our ordinary deferred tax assets relate to timing differences on stock-based compensation and if the tax benefit realized is ultimately less than the related US GAAP expense for a grant, the related remaining deferred tax asset would be written off. It is reasonably possible that we may make material adjustments to the valuation allowance related to our ordinary deferred tax assets in the future.

Stock-based Compensation

We account for all share-based awards to employees under FASB ASC Topic 718, Compensation-Stock Compensation(“ASC 718”). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected life of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

The following table reflects the weighted average fair value per employee stock option granted during the years ended December 31, 2011, 2010 and 2009, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes option pricing model.

	2011	2010	2009
Options granted (in millions)	23.6	17.7	17.0
Weighted average fair value per option on grant date	$3.05	$2.07	$1.41
Expected dividend yield	6.2%	6.2%	9.3%
Expected volatility	61%	64%	76%
Risk-free interest rate	2.3%	2.2%	2.4%
Expected life (years)	6.7	6.8	6.9

We determine our expected volatility used in the Black-Scholes option pricing model based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate based on historical experience and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Recent Accounting Standards

See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further information regarding new accounting pronouncements and their potential impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in net operating income and net earnings (loss) that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net operating income and net earnings (loss) are affected by the difference between the interest rate at which we invest and the interest rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net operating income and net earnings (loss).

As of December 31, 2011, approximately 47% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 18% were at variable rates with interest rate floors, primarily one-month LIBOR, 15% were at variable rates with no interest rate floors and 20% were on non-accrual status. Additionally, approximately 53% of our borrowings bear interest at variable rates with no interest rate floors, 2% bear interest at variable rates with a 2% interest rate floor and 45% of our borrowings bear interest at fixed rates.

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

Based on our December 31, 2011 consolidated balance sheet, the following table shows the annual impact on net operating income and net earnings (loss) of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure. The one-month LIBOR rate was 0.3% as of December 31, 2011 (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings (Loss)
Up 400 basis points	$30	$27	$3	$16	$19
Up 300 basis points	$20	$20	$—	$13	$13
Up 200 basis points	$12	$13	$(1)	$8	$7
Up 100 basis points	$5	$7	$(2)	$4	$2
Down 100 basis points	$(2)	$(2)	$—	$(3)	$(3)
Down 200 basis points	$(2)	$(2)	$—	$(3)	$(3)
Down 300 basis points	$(2)	$(2)	$—	$(3)	$(3)
Down 400 basis points	$(2)	$(2)	$—	$(3)	$(3)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2011, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $31 million, primarily as a result of the Euro depreciating against the U.S. dollar.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. For a description of our accounting policy for valuation of investments, see Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2011, the fair value of 99% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because the investments were not publicly traded on an active market.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. American Capital's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”). American Capital's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of American Capital's internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that American Capital's internal control over financial reporting was effective as of December 31, 2011. The effectiveness of American Capital's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, American Capital's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited American Capital, Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, financial highlights, and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by custodians as of December 31, 2011 or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital, Ltd. at December 31, 2011 and 2010, the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2011, and its consolidated financial highlights for each of the five years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital, Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia
February 27, 2012

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2011	2010
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,781 and $3,854, respectively)	$2,113	$2,719
Affiliate investments (cost of $148 and $150, respectively)	107	114
Control investments (cost of $3,810 and $3,694, respectively)	2,910	2,642
Total investments at fair value (cost of $6,739 and $7,698, respectively)	5,130	5,475
Cash and cash equivalents	204	269
Restricted cash and cash equivalents	80	185
Interest receivable	24	37
Deferred tax asset, net	428	—
Derivative agreements at fair value	10	4
Other	85	114
Total assets	$5,961	$6,084
Liabilities and Shareholders’ Equity
Debt ($227 and $357 due within one year, respectively)	$1,251	$2,259
Derivative agreements at fair value	99	106
Other	48	51
Total liabilities	1,398	2,416
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 336.4 and 352.7 issued and 329.1 and 342.4 outstanding, respectively	3	3
Capital in excess of par value	7,053	7,131
Distributions in excess of net realized earnings	(999)	(1,136)
Net unrealized depreciation of investments	(1,494)	(2,330)
Total shareholders’ equity	4,563	3,668
Total liabilities and shareholders’ equity	$5,961	$6,084
Net Asset Value Per Common Share Outstanding	$13.87	$10.71

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$291	$323	$388
Affiliate investments	9	24	47
Control investments	243	199	203
Total interest and dividend income	543	546	638
Fee income
Non-Control/Non-Affiliate investments	15	16	21
Affiliate investments	—	—	1
Control investments	33	38	37
Total fee income	48	54	59
Total operating income	591	600	697
Operating Expenses
Interest	90	177	256
Salaries, benefits and stock-based compensation	143	134	215
General and administrative	55	64	91
Debt refinancing costs	—	21	20
Total operating expenses	288	396	582
Net Operating Income Before Income Taxes	303	204	115
Tax benefit	145	—	20
Net Operating Income	448	204	135
Net gain on extinguishment of debt	—	—	12
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(383)	(356)	(253)
Affiliate investments	1	31	(3)
Control investments	47	(174)	(460)
Foreign currency transactions	—	(2)	(3)
Derivative agreements	(50)	(75)	(106)
Tax benefit	75	—	—
Total net realized loss	(310)	(576)	(825)
Net unrealized appreciation (depreciation)
Portfolio company investments	646	1,468	(340)
Foreign currency translation	(31)	(107)	28
Derivative agreements	13	9	80
Tax benefit	208	—	—
Total net unrealized appreciation (depreciation)	836	1,370	(232)
Total net gain (loss)	526	794	(1,057)
Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$974	$998	$(910)

Net Operating Income Per Common Share
Basic	$1.30	$0.63	$0.56
Diluted	$1.26	$0.62	$0.56
Net Earnings (Loss) Per Common Share
Basic	$2.83	$3.06	$(3.77)
Diluted	$2.74	$3.02	$(3.77)
Weighted Average Shares of Common Stock Outstanding
Basic	343.9	325.9	241.1
Diluted	355.3	330.9	241.1
Dividends Declared Per Common Share	—	—	$1.07
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operations
Net operating income	$448	$204	$135
Net gain on extinguishment of debt	—	—	12
Net realized loss	(310)	(576)	(825)
Net unrealized appreciation (depreciation)	836	1,370	(232)
Net earnings (loss)	974	998	(910)
Shareholder Dividends
Common stock dividends from net operating income	—	—	(135)
Common stock dividends in excess of net operating income and net realized gain on investments	—	—	(96)
Net decrease in net assets resulting from shareholder dividends	—	—	(231)
Capital Share Transactions
Issuance of common stock	—	293	232
Proceeds from issuance of common stock upon exercise of stock options	11	5	—
Repurchase of common stock	(134)	—	—
Stock-based compensation	45	42	86
Other	(1)	1	(3)
Net (decrease) increase in net assets resulting from capital share transactions	(79)	341	315
Total increase (decrease) in net assets	895	1,339	(826)
Net assets at beginning of period	3,668	2,329	3,155
Net assets at end of period	$4,563	$3,668	$2,329

Net asset value per common share outstanding	$13.87	$10.71	$8.29
Common shares outstanding at end of period	329.1	342.4	280.9

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net earnings (loss)	$974	$998	$(910)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(628)	(1,370)	232
Net realized loss on investments	385	576	825
Net gain on extinguishment of debt	—	—	(12)
Accrued payment-in-kind interest and dividends on investments	(196)	(151)	(97)
Accrued payment-in-kind interest for make-whole payment on debt	—	—	22
Amortization of deferred finance costs, premiums and discounts	23	11	13
Depreciation of property and equipment	7	14	18
Stock-based compensation	45	42	86
Increase in deferred tax asset, net	(428)	—	—
Decrease (increase) in interest receivable	7	(2)	(10)
(Increase) decrease in other assets	(16)	11	12
Decrease in other liabilities	(6)	(43)	(12)
Other	7	1	(2)
Net cash provided by operating activities	174	87	165
Investing Activities
Purchases and originations of investments	(208)	(185)	(118)
(Fundings on) repayments from portfolio company revolving credit facility investments, net	(17)	14	(69)
Principal repayments on debt investments	548	910	362
Proceeds from loan syndications and loan sales	16	40	410
Payment of accrued PIK notes and dividend and accreted original issue discounts	108	77	48
Proceeds from sales of equity investments	394	266	323
Interest rate derivative periodic interest payments, net	(50)	(61)	(62)
Termination of European Capital Limited put option agreement	—	—	(65)
Other	(4)	(16)	(10)
Net cash provided by investing activities	787	1,045	819
Financing Activities
Payments on unsecured borrowings	—	(1,030)	—
Payments on secured borrowings	(425)	(307)	—
Payments on notes payable from asset securitizations	(583)	(544)	(288)
Increase in deferred financing costs	—	(26)	—
Issuance of common stock	—	293	—
Proceeds from issuance of common stock upon exercise of stock options	11	5	—
Repurchase of common stock	(134)	—	—
Decrease (increase) in debt service escrows	105	(89)	(25)
Dividends paid	—	—	(24)
Other	—	—	(21)
Net cash used in financing activities	(1,026)	(1,698)	(358)
Net (decrease) increase in cash and cash equivalents	(65)	(566)	626
Cash and cash equivalents at beginning of period	269	835	209
Cash and cash equivalents at end of period	$204	$269	$835

Supplemental Disclosures
Cash paid for interest	$75	$186	$236
Cash (received) paid for income taxes	$—	$(18)	$9
Non-cash Investing Activities
Debt investment received from the sale of equity investments	$—	$37	$12
Issuance of common stock in conjunction with special dividend	$—	$—	$207
Issuance of common stock in conjunction with acquisition of European Capital Limited	$—	$—	$25

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Per Share Data
Net asset value at beginning of the period	$10.71	$8.29	$15.41	$32.88	$29.42
Net operating income(1)	1.30	0.63	0.56	2.42	3.42
Net gain on extinguishment of debt(1)	—	—	0.05	—	—
Net realized (loss) gain(1)	(0.90)	(1.77)	(3.42)	0.16	1.23
Net unrealized appreciation (depreciation)(1)	2.43	4.20	(0.96)	(17.87)	(0.62)
Net earnings (loss)(1)	2.83	3.06	(3.77)	(15.29)	4.03
Issuance of common stock (2)	(0.05)	(0.58)	(0.70)	0.12	2.91
Shareholder dividends	—	—	(1.07)	(3.09)	(3.72)
Repurchase of common stock	0.32	—	—	0.02	—
Other, net(3)	0.06	(0.06)	(1.58)	0.77	0.24
Net asset value at end of period	$13.87	$10.71	$8.29	$15.41	$32.88
Ratio/Supplemental Data
Per share market value at end of period	$6.73	$7.56	$2.44	$3.24	$32.96
Total investment (loss) return(4)	(10.98%)	209.84%	0.34%	(88.75%)	(21.42%)
Shares outstanding at end of period	329.1	342.4	280.9	204.7	195.9
Net assets at end of period	$4,563	$3,668	$2,329	$3,155	$6,441
Average net assets(5)	$4,181	$2,981	$2,444	$5,194	$5,719
Average debt outstanding(6)	$1,662	$3,275	$4,307	$4,508	$4,572
Average debt outstanding per common share(1)	$4.83	$10.05	$17.86	$22.13	$26.30
Ratio of operating expenses to average net assets	6.89%	13.28%	23.82%	10.03%	11.19%
Ratio of operating expenses, net of interest expense, to average net assets	4.74%	7.34%	13.34%	5.79%	6.17%
Ratio of interest expense to average net assets	2.15%	5.94%	10.48%	4.24%	5.02%
Ratio of net operating income to average net assets	10.72%	6.84%	5.52%	9.49%	10.39%

(1)	Weighted average basic per share data.

(2)	For the year ended December 31, 2009, represents the issuance of shares of common stock in conjunction with the acquisition of European Capital Limited.

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

(4)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(5)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(6)	Based on a daily weighted average balance of debt outstanding during the period.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		$70.8	$70.3	$70.8
		Convertible Preferred Stock(7)			70,752		68.1	111.7
		Common Stock(4)(7)			17,687,156		15.8	26.7
							154.2	209.2
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		16.1	16.0	16.3
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	14.3%	12/12		13.7	13.6	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.1%	6/14		18.5	18.5	16.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.0	15.9	16.0
		Mezzanine Debt(7)	18.6%	1/15		30.3	30.1	30.3
		Convertible Preferred Stock(4)(7)			148,742		29.6	32.7
		Common Stock(4)(7)			7,829		1.3	1.7
							76.9	80.7
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					4.8	4.3
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.3%	9/14		30.0	29.8	27.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	4/13		51.6	51.5	52.2
		Common Stock(4)			583		0.6	1.2
							52.1	53.4
Contec, LLC	Household Durables	Mezzanine Debt(6)(7)	12.5%	9/15		16.9	16.8	—
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.6%	2/14		20.5	20.5	13.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		25.3	42.2
		Convertible Preferred Stock(4)(7)			29,569		3.0	3.8
		Common Stock Warrants(4)(7)			89,020		16.9	1.2
							45.2	47.2
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.7	1.7
		Common Units(4)			3,830,068		0.7	1.1
							2.4	2.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		17.7	17.6	17.7
		Mezzanine Debt(6)(7)	15.5%	11/14		19.1	11.8	9.2
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							51.2	26.9
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	14.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	12/12-5/13		18.6	18.6	18.6
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.9	13.3	8.3
		Mezzanine Debt(6)(7)	20.0%	6/15		17.3	8.9	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
		Convertible Preferred Stock(4)(7)			21,715		23.3	—
		Common Stock(4)(7)			5,429		5.8	—
							109.0	26.9
Groupe Unipex(8)	Personal Products	Mezzanine Debt	10.9%	5/17		6.8	6.0	5.8
		Common Stock Warrants(4)			840,001		0.9	0.8
							6.9	6.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	2.9	1.0
IS Holdings I, Inc.	Software	Common Stock(7)			1,165,930		—	9.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	15.6
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.3%	12/14		22.5	21.6	14.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.2
		Warrant(4)			12.5%		0.8	3.4
							6.9	9.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.6%	10/14		124.0	123.5	124.5
		Mezzanine Debt(7)	14.1%	4/15		57.3	56.9	57.3
		Convertible Preferred Stock(7)			435,724		68.6	141.1
		Common Stock(4)(7)			24,503		2.8	4.1
		Common Stock Warrants(4)(7)			222,156		18.6	37.5
							270.4	364.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.9%	3/15		5.0	5.0	4.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.7	3.4
		Common Stock(4)			633,408		0.1	—
							8.8	3.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.2	3.3	2.9
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	7.8%	12/15		13.6	13.3	6.5
		Senior Debt(6)(7)	8.5%	12/15		5.5	4.5	2.7
							17.8	9.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	16.5%	7/14		43.2	43.1	43.2
		Convertible Preferred Stock(4)(7)			14,938		14.9	20.3
							58.0	63.5
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		2.6	2.5	2.2
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(4)(7)			5,000,000		—	8.2
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		34.4	34.3	32.7
Qualium I(8)	Capital Markets	Common Stock(4)(7)			241,879		2.0	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	13.6%	10/14		30.7	30.6	30.7
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							268.9	30.7
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	9.6
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.8	17.7	17.8
		Convertible Preferred Stock(4)(7)			77,640,000		7.7	15.8
		Common Stock(4)(7)			78,242		0.1	—
							25.5	33.6
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		37.3	37.1	37.4
		Mezzanine Debt(7)	15.5%	8/15-8/16		41.6	41.3	40.6
		Mezzanine Debt(6)(7)	17.5%	8/17		33.8	18.5	23.7
							96.9	101.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		47.0	46.8	47.1
		Mezzanine Debt(7)	15.3%	6/15-6/16		55.1	54.8	55.2
		Convertible Preferred Stock(4)(7)			84,043		40.7	27.2
							142.3	129.5
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		40.6	40.2	40.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		58.0	57.8	45.6
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		83.1	82.7	83.2
		Mezzanine Debt(7)	20.0%	11/15		35.5	35.5	36.0
		Convertible Preferred Stock(7)			8,263,171		10.8	22.7
							129.0	141.9
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	44.2
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Common Stock(4)			3,218,667		3.8	4.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		99.0	98.6	94.9
		Convertible Preferred Stock(4)(7)			2,008,575		229.3	81.8
		Common Stock(4)(7)			502,144		49.8	—
							381.6	180.6

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.1
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	9.3	1.4
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	7/17		67.5	33.9	11.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	7.9	0.2
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	11.3	2.2
GE Commercial Mortgage Corporation, Series 2007-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	12/19		4.4	4.0	—
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		7.0	4.1	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.2	1.0
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	21.4	1.5
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.3
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.1	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		32.8	18.7	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	7.0%	5/17		20.0	10.8	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	10/17		66.0	42.4	2.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	39.6	5.3
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	5.7
		Subordinated Notes(7)				25.9	16.1	16.8
							24.5	22.5
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	17.1	13.5
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		4.8	2.7
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		5.0	6.5
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	10.2	14.4
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	15.5	23.5
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.1	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.0	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		22.4	8.7
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		3.8	2.2
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.6	9.8
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.4	2.6
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		8.6	9.6
							10.0	10.8
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.6	0.8
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.1
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	5.1	6.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	5.3
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	10.2	9.2
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		5.3	6.9
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.6	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	16.0	13.1
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.7	12.8
Subtotal Non-Control / Non-Affiliate Investments (41% of total investments at fair value)							$2,781.2	$2,113.3

AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp,(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$34.6
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$7.0	6.9	6.7
		Redeemable Preferred Stock(4)(7)			859		1.6	1.0
		Common Stock(4)(7)			3,061		5.0	—
							13.5	7.7
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		9.7	9.7	9.2
		Common Stock(4)(7)			110,684		11.8	5.2
							21.5	14.4
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	2/11		4.9	3.2	4.7
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	4.7
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	—%	4/12		4.1	3.9	3.2
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							12.9	14.1
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	6.9
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	2/12		29.1	18.4	15.8
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(7)			4,213		1.6	2.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	—
		Common Units(4)			350,000		0.4	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
WFS Holding, LLC	Software	Preferred Interest			20,403,772		2.3	3.0
Subtotal Affiliate Investments (2% of total investments at fair value)							$148.1	$106.5

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.5	$2.7
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.5	3.7	0.6
		Common Stock(7)			100%		11.3	15.1
							15.0	15.7
American Capital, LLC	Capital Markets	Senior Debt(7)	3.3%	9/16		6.0	6.0	6.0
		Common Membership Interest(7)			100%		39.6	390.1
							45.6	396.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.6	43.3	43.6
		Redeemable Preferred Stock(7)			403,357		40.4	56.1
		Common Stock(4)(7)			128,681		10.8	0.8
		Common Stock Warrants(4)(7)			204,663		17.3	1.2
							111.8	101.7
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.6	2.6	2.6
		Mezzanine Debt(7)	17.1%	8/12		64.0	63.9	67.1
		Redeemable Preferred Stock(4)(7)			15,107		30.8	34.2
		Convertible Preferred Stock(4)(7)			2,549,410		8.8	—
		Preferred Stock Warrants(4)(7)			230,681		1.0	—
							107.1	103.9
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.5
		Common Stock(4)(7)			65		0.7	—
							0.8	1.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		18.4	18.4	18.4
		Redeemable Preferred Stock(4)(7)			21,215		42.8	7.5
							61.2	25.9
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.3	1.0
		Convertible Preferred Stock(4)(7)			858,410		—	11.7
		Common Stock(4)(7)			188,889		—	2.0
							1.3	14.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	2/12		4.6	4.6	0.3
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(7)	3.0%	4/12-10/12		1.0	1.0	1.0
		Convertible Preferred Stock(4)(7)			11,532,842		12.4	1.4
							13.4	2.4
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	4.1
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.5	40.3	40.5
		Mezzanine Debt(6)(7)	3.9%	11/16		30.6	25.6	15.0
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							116.5	55.5
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.5	14.4	14.5
		Common Stock(4)(7)			583		11.1	11.1
							25.5	25.6
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		7.5	7.5	7.5
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Convertible Preferred Stock(4)(7)			11,728		20.7	6.8
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							51.3	14.3
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.8%	12/13		73.4	73.3	73.4
		Ordinary Shares(4)(7)			431,895,528		1,267.3	547.3
							1,340.6	620.7
European Touch, Ltd. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	1/12-2/12		0.4	0.4	0.1
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.2	44.9	45.2
		Common Membership Units(4)(7)			58,297		44.5	11.6
							89.4	56.8
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.0	40.1
		Mezzanine Debt(7)	18.7%	4/14-10/14		38.1	38.0	38.1
		Mezzanine Debt(6)(7)	22.5%	10/14		21.6	8.2	2.5
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							102.4	80.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		64.7	37.9	14.7
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.6	14.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	8.2	6.6
		Mezzanine Debt(6)(7)	15.0%	5/14		11.7	8.8	—
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							32.1	6.6
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	3/12		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	3/12		15.4	14.3	2.8
		Common Stock(4)(7)			64,917		13.0	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							30.2	4.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.1%	1/12		20.1	20.1	20.1
		Senior Debt(6)(7)	12.0%	1/12		6.4	5.0	1.5
		Mezzanine Debt(6)(7)	24.5%	10/12		21.9	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							33.4	21.6
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		12.6	9.8	4.4
		Redeemable Preferred Stock(4)(7)			26,070,518		33.1	—
							42.9	4.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.3	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.7	18.7	18.7
		Mezzanine Debt(7)	8.0%	12/14		46.8	46.7	46.8
		Redeemable Preferred Stock(4)(7)			6,160		3.4	—
		Convertible Preferred Stock(4)(7)			15,797		12.2	17.1
		Common Stock(4)(7)			14,000		1.4	—
		Common Stock Warrants(4)(7)			464,242		2.9	—
							85.3	82.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.7	1.7	1.7
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	8.9
							15.3	16.1
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	6/12		2.7	2.7	3.2
		Mezzanine Debt(6)(7)	18.0%	2/13		13.7	8.9	4.2
							11.6	7.4
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	6.3%	9/12		1.0	1.0	1.0
		Mezzanine Debt(7)	17.0%	9/13		12.1	12.0	12.1
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	5.4
		Common Stock(4)(7)			3,299,582		3.3	—
							29.5	18.5
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		6.4	4.7
Montgomery Lane, LTD(8)(9)	Diversified Financial Services	Common Membership Units(4)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	2/13-2/14		30.7	30.6	30.7
		Redeemable Preferred Stock(7)			2,485		1.4	1.4
		Convertible Preferred Stock(4)(7)			38,326		13.6	8.9
							45.6	41.0
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	6.5%	8/13		17.4	17.0	15.9
		Common Stock(4)(7)			860,189		0.1	—
							17.1	15.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		47.7	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		14.8	14.7	13.6
		Senior Debt(6)(7)	6.5%	4/16		68.9	65.9	22.1
		Common Stock(4)(7)			73,953		58.2	—
							138.8	35.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.3%	8/16		131.5	131.0	131.5
		Mezzanine Debt(6)(7)	23.0%	10/16		37.1	19.8	4.1
		Common Membership Units(4)(7)			478,488		17.5	—
							168.3	135.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.6%	12/12		6.8	6.8	6.8
		Mezzanine Debt(6)(7)	18.2%	12/14		24.1	15.4	9.4
		Common Stock(4)(7)			367,881		4.2	—
							26.4	16.2
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.8	28.6	28.8
		Redeemable Preferred Stock(7)			36,267		35.7	47.3
		Common Stock(4)(7)			40,295		3.9	4.6
		Common Stock Warrants(4)(7)			116,065		11.6	13.3
							79.8	94.0
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(6)(7)	6.5%	2/15		8.5	6.2	2.7
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							57.8	2.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.6	5.6	5.6
		Mezzanine Debt(7)	12.6%	6/15		137.0	136.4	137.0
		Convertible Preferred Stock(7)			1,101,673		148.4	156.1
		Common Stock(4)(7)			275,419		27.5	—
							317.9	298.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		36.3	36.1	36.3
		Redeemable Preferred Stock(7)			122,017		11.9	17.5
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							51.7	90.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/12		22.4	20.4	21.7
		Preferred Membership Units(7)			20,000		24.3	14.6
		Common Units(4)(7)			490,000		2.0	24.2
							46.7	60.5
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.7	5.6	5.7
		Redeemable Preferred Stock(4)(7)			301,556		7.9	9.0
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	14.7
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.5%	6/12		13.5	13.5	13.5
		Mezzanine Debt(7)	14.5%	6/12		23.5	13.1	24.6
		Redeemable Preferred Stock(4)			14,630		14.6	—
		Common Stock(4)			126,001		1.3	—
							42.5	38.1
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		7.4	8.0
		Common Membership Units(4)(7)			27,400		1.9	9.0
							15.3	23.0
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		88.5	88.1	88.5
		Convertible Preferred Stock(7)			703,406		104.9	175.2
		Common Stock(4)(7)			175,853		17.6	35.2
							210.6	298.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		14.4	6.0
Subtotal Control Investments (57% of total investments at fair value)							$3,809.5	$2,910.4
Total Investment Assets							$6,738.8	$5,130.2

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Float/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$20.6	$—	$9.7
Subtotal Derivative Assets						$—	$9.7

BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	$251.5	$—	$(36.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	216.7	—	(23.3)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	116.5	—	(15.7)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(14.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.9	—	(4.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.8)
Subtotal Derivative Liabilities						$—	$(98.6)
Total Derivative Agreements, Net						$—	$(88.9)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Federated Tax-Free Obligation Fund	$7.0	$7.0
Morgan Stanley Liq Treas Srv	5.8	5.8
Federated Governmental Fund 57	5.3	5.3
Fidelity Money Market Pt CI I	5.0	5.0
Invesco Stit Treasury Portfolio	5.0	5.0
Total Money Market Funds	$28.1	$28.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity and expiration dates represent the earliest and the latest dates in which the security matures or the instrument expires.

(3)	Included in cash and cash equivalents on our consolidated balance sheet.

(4)	Some or all of the securities are non-income producing.

(5)	Publicly traded company or a consolidated subsidiary of a public company.

(6)	Loan is on non-accrual status and therefore considered non-income producing.

(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)
Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt(6)	12.5%	2/15		$5.3	$4.0	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	11/13-11/14		68.6	68.1	68.8
		Convertible Preferred Stock(7)			70,752		98.6	117.5
		Common Stock(4)(7)			17,687,156		17.7	22.4
							184.4	208.7
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		15.7	15.6	15.3
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	13.8%	12/12		20.8	20.6	19.3
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	15.1
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.8	16.8	16.8
		Mezzanine Debt(7)	18.6%	1/15		26.3	26.1	26.3
		Convertible Preferred Stock(4)(7)			148,742		24.3	17.4
		Common Stock(4)(7)			7,829		1.3	—
							68.5	60.5
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	13.8%	3/11		8.5	8.5	8.1
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest					3.0	3.0
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	23.2
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	13.5
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	15.0%	11/16		56.2	55.8	56.2
		Redeemable Preferred Stock(7)			11,086		11.0	11.1
		Convertible Preferred Stock(4)(7)			926,800		92.7	106.2
		Common Stock(4)(7)			194,200		19.4	—
							178.9	173.5
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	3/12-4/13		53.0	52.7	51.5
		Common Stock(4)			583		0.6	0.8
							53.3	52.3
Contec, LLC	Household Durables	Mezzanine Debt(7)	14.0%	9/15-9/16		135.0	133.9	123.5
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.3%	2/14		20.5	20.5	15.6
DelStar, Inc.	Building Products	Mezzanine Debt(7)	14.0%	12/12		19.5	19.4	19.5
		Redeemable Preferred Stock(7)			26,613		22.2	39.1
		Convertible Preferred Stock(7)			29,569		3.6	3.6
		Common Stock Warrants(4)(7)			89,020		16.9	5.8
							62.1	68.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.5	1.5
		Common Units(4)			3,830,068		0.7	3.0
							2.2	4.5
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		15.4	15.3	15.4
		Mezzanine Debt(6)(7)	15.5%	11/14		16.3	11.8	4.7
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							48.9	20.1
Ford Motor Company(5)	Automobiles	Senior Debt(7)	3.0%	12/13		6.5	6.4	6.4
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	10/11-5/13		18.2	18.1	18.2
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.5	12.8	3.1
		Mezzanine Debt(6)(7)	21.6%	6/15-5/16		29.7	17.3	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
		Convertible Preferred Stock(4)(7)			21,715		23.3	—
		Common Stock(4)(7)			5,429		5.8	—
							116.4	21.3
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	3.2	1.7
Hoppy Holdings, Corp.	Auto Components	Mezzanine Debt(7)	15.1%	7/12		40.5	40.4	41.0
		Redeemable Preferred Stock(7)			2,915		8.1	8.1
							48.5	49.1
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		42.2	41.9	42.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	14.1
Jones Stephens Corp.(10)	Building Products	Mezzanine Debt(6)(7)	13.0%	9/13		11.7	11.1	—
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(7)	5.3%	12/14		22.5	18.9	14.8
LabelCorp Holdings, Inc.	Paper & Forest Products	Senior Debt(7)	8.0%	8/13-8/14		2.9	2.6	2.6
		Mezzanine Debt(7)	14.0%	8/15-8/16		45.5	45.1	40.2
							47.7	42.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		7.7	7.6	7.1
		Warrant(4)			12.5%		0.8	3.5
							8.4	10.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.4%	7/11-11/11		127.3	127.1	128.0
		Mezzanine Debt(7)	13.9%	7/11-5/12		55.0	54.8	55.0
		Convertible Preferred Stock(7)			435,724		61.2	100.3
		Common Stock(4)(7)			208,276		2.8	3.2
		Common Stock Warrants(4)(7)			222,156		18.6	27.9
							264.5	314.4
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.9
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		48.1	47.7	48.6
		Convertible Preferred Stock(4)			84,174		8.7	7.8
		Common Stock(4)			633,408		0.1	—
							56.5	56.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.9	4.0	3.3
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.3%	10/12-10/13		58.7	58.4	58.8
Orchard Brands Corporation	Internet & Catalog Retail	Senior First Lien Debt(6)(7)	4.3%	4/13		108.8	100.4	49.7
		Senior Second Lien Debt(6)(7)	9.8%	4/14		289.7	197.8	—
							298.2	49.7
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	9.0%	6/14		25.9	24.5	22.3
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	18.0%	7/13		40.2	40.0	40.2
		Convertible Preferred Stock(4)(7)			14,938		14.9	4.5
							54.9	44.7
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.3%	7/13		3.4	3.3	3.0
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(4)(7)			5,000,000		—	6.8
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		32.6	32.4	32.1
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.6%	12/13-12/14		23.2	22.9	20.0
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	16.2%	10/14-11/15		106.5	105.9	106.5
		Convertible Preferred Stock(4)(7)			1,541		154.2	24.8
		Common Stock(4)(7)			15,414		1.5	—
							261.6	131.3
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.4	17.3	17.4
		Convertible Preferred Stock(4)(7)			77,640,000		7.8	13.8
		Common Stock(4)(7)			78,242		0.1	—
							25.2	31.2
Seroyal Holdings, L.P.(8)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.9	1.1
		Common Units(4)			95,280		0.8	1.5
		Common Unit Warrants(4)			41,661		0.1	0.6
							1.8	3.2
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.7%	8/13-8/14		40.5	40.2	39.2
		Mezzanine Debt(7)	15.5%	8/15-8/16		40.3	39.9	33.7
		Mezzanine Debt(6)(7)	17.5%	8/17		28.3	18.7	23.7
							98.8	96.6
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.8	57.4	57.8
		Mezzanine Debt(7)	15.3%	6/15-6/16		53.3	52.9	53.3
		Convertible Preferred Stock(4)(7)			84,043		40.7	27.2
							151.0	138.3
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	7.1%	8/14		36.4	36.2	28.9
		Senior Debt(6)(7)	7.8%	8/14		12.1	11.5	5.9
							47.7	34.8
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		82.0	81.5	73.4
		Mezzanine Debt(7)	19.5%	11/15		29.5	29.4	27.5
		Convertible Preferred Stock(4)(7)			8,263,171		9.1	9.7
							120.0	110.6
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.6	42.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
triVIN, Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	6/14-6/15		21.0	20.9	21.0
		Convertible Preferred Stock(7)			247,000,000		32.9	42.6
		Common Stock(4)(7)			6,319,923		6.3	8.8
							60.1	72.4
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Common Stock(4)			3,218,667		3.8	5.6
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		95.0	94.5	94.1
		Convertible Preferred Stock(4)(7)			2,008,575		210.0	55.7
		Common Stock(4)(7)			502,144		49.9	—
							358.3	153.7
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.7	33.9

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	2/17-2/18		12.4	4.5	0.8
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.7%	4/17		14.0	8.7	0.4
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	12/17		14.8	10.2	1.1
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		112.5	67.1	12.8
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	8.1	0.3
Countrywide Commercial Mortgage Trust 2007-MF1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.1%	11/37-12/37		12.8	6.4	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	8/17		20.8	12.4	1.1
GE Commercial Mortgage Corporation, Series 2007-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.7%	12/19		24.8	21.9	0.2
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	7/17		7.0	4.1	0.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.6%	7/17		87.2	55.6	0.3
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	8/17		36.6	22.6	2.0
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	7/23-7/24		19.4	7.4	0.6
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		32.8	19.2	1.5
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	5/17		20.0	11.6	0.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.7%	10/17		85.1	55.5	1.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.2	41.9	6.2
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	11/16		5.0	3.2	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.3	5.5
		Subordinated Notes(7)				25.9	18.8	18.4
							27.1	23.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	18.0	11.0
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		4.6	2.5
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		5.9	8.2
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	12.4	12.8
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.4
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	18.1	20.8
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.5	3.0
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		0.8	0.2
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		6.7	0.7
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		23.0	8.2
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		3.2	0.7
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	13.0	8.4
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.3	2.3
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.3	1.2
		Subordinated Securities(7)			15,000		10.4	9.7
							11.7	10.9
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	2.0	0.9
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	8.0	2.0
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	6.2	6.2
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	5.5
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	11.5	9.7
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		6.6	7.8
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.7	2.8
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	15.3	3.7
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		14.9	13.1
Subtotal Non-Control / Non-Affiliate Investments (50% of total investments at fair value)							$3,854.2	$2,718.9

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.7	$6.7	$6.2
		Redeemable Preferred Stock(4)(7)			859		1.6	0.3
		Common Stock(4)(7)			3,061		4.9	—
							13.2	6.5
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/12-3/15		13.3	13.3	12.2
		Common Stock(4)(7)			110,684		11.7	6.9
							25.0	19.1
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	12/11		4.4	3.2	1.8
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	1.8
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(4)(7)			5,592,367		8.9	9.7
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(7)			1,297		1.9	1.9
		Common Stock(4)(7)			1,165,930		—	11.6
							1.9	13.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		24.5	18.4	14.6
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(7)			4,213		2.7	4.0
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7)	17.1%	7/13		39.6	39.4	39.5
		Redeemable Preferred Units(4)			3,150,000		3.2	—
		Common Units(4)			350,000		0.3	—
							42.9	39.5
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.3
							1.3	2.2
WFS Holding, LLC	Software	Preferred Interest(4)			20,403,772		3.0	2.7
Subtotal Affiliate Investments (2% of total investments at fair value)							$150.4	$113.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.5	$1.8
ACAS Real Estate Holdings Corporation(9)	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$4.7	3.7	4.6
		Common Stock(4)(7)			100%		11.5	—
							15.2	4.6
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		58.2	128.5
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.0	42.6	43.0
		Redeemable Preferred Stock(7)			403,357		36.1	51.8
		Common Stock(4)(7)			128,681		10.8	1.2
		Common Stock Warrants(4)(7)			204,663		17.3	1.9
							106.8	97.9
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		0.7	0.7	0.7
		Mezzanine Debt(7)	17.0%	8/12		60.9	60.7	63.0
		Redeemable Preferred Stock(4)(7)			15,107		14.1	21.0
		Convertible Preferred Stock(4)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(4)(7)			230,681		1.0	—
							85.2	84.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		17.1	17.7	17.7
		Redeemable Preferred Stock(4)(7)			21,215		42.8	18.2
							60.5	35.9
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		5.0	4.9	0.2
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(4)(7)			11,532,842		12.4	21.6
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		48.2	6.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		40.8	40.5	40.8
		Mezzanine Debt(6)(7)	3.8%	11/16		28.5	25.6	13.9
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							116.7	54.7
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		13.9	13.8	13.9
		Common Stock(4)(7)			583		11.1	13.4
							24.9	27.3
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		8.6	8.6	8.6
		Mezzanine Debt(6)(7)	8.0%	7/13		17.5	13.4	3.9
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Convertible Preferred Stock(4)(7)			7,929		6.0	—
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							51.1	12.5
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.3%	7/12		28.3	28.2	28.3
		Ordinary Shares(4)(7)			431,895,528		1,267.3	607.9
							1,295.5	636.2
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(7)	9.0%	8/11-1/12		0.9	0.9	0.9
		Mezzanine Debt(6)(7)	16.0%	3/11		20.9	13.5	1.8
		Redeemable Preferred Stock(4)(7)			263		0.3	—
		Common Stock(4)(7)			1,688		0.9	—
		Common Stock Warrants(4)(7)			7,105		3.7	—
							19.3	2.7
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.4	45.1	45.4
		Common Membership Units(4)(7)			58,297		44.5	17.5
							89.6	62.9
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Mezzanine Debt(7)	18.6%	4/14-10/14		34.1	34.0	34.1
		Mezzanine Debt(6)(7)	22.5%	10/14		17.2	8.5	8.5
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							98.5	82.6
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	5.6
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(7)	17.3%	12/13		25.9	25.8	25.8
		Mezzanine Debt(6)(7)	20.0%	12/14		27.1	20.7	23.0
		Redeemable Preferred Stock(4)			18,449,456		18.4	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							68.1	48.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.5%	5/11		9.2	9.2	9.2
		Mezzanine Debt(6)(7)	15.0%	5/12		10.7	9.2	1.1
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							33.5	10.3
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	8/11		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	8/11		15.4	15.2	10.0
		Common Stock(4)(7)			64,917		13.0	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							31.1	11.6
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.6%	1/11-10/11		19.1	19.1	19.1
		Senior Debt(6)(7)	12.8%	10/11		6.1	4.5	2.0
		Mezzanine Debt(6)(7)	24.5%	10/12		16.1	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							31.9	21.1
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.0%	9/11		11.8	9.8	4.7
		Redeemable Preferred Stock(4)(7)			24,087,546		31.2	—
							41.0	4.7
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.5%	3/11		9.4	9.4	7.6
		Convertible Preferred Stock(4)(7)			10,196		3.0	—
		Common Stock(4)(7)			14,250		4.8	—
							17.2	7.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		2.9	—	1.1
		Redeemable Preferred Stock(4)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Mezzanine Debt(7)	8.0%	12/14		43.2	43.1	43.2
		Redeemable Preferred Stock(4)(7)			6,160		4.2	7.4
		Convertible Preferred Stock(4)(7)			15,797		12.2	—
		Common Stock(4)(7)			14,000		1.4	—
		Common Stock Warrants(4)(7)			464,242		2.9	—
							82.7	69.5
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		3.4	3.4	3.4
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	4.7
							17.0	13.6
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	3/11		2.7	2.7	3.0
		Mezzanine Debt(6)(7)	18.0%	2/13		12.9	8.9	5.0
							11.6	8.0
Medical Billing Holdings, Inc.	IT Services	Mezzanine Debt(7)	15%	9/13		11.3	11.2	11.3
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	14.1
		Common Stock(4)(7)			3,299,582		3.3	—
							27.7	25.4
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		7.3	4.3
Montgomery Lane, LTD(8)(9)	Diversified Financial Services	Common Membership Units(4)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.3%	2/13-2/14		27.4	27.2	27.4
		Redeemable Preferred Stock(7)			2,485		1.2	1.1
		Convertible Preferred Stock(4)(7)			38,192		13.6	14.8
							42.0	43.3
NECCO Holdings, Inc.	Food Products	Senior Debt(7)	6.5%	8/13		17.2	17.2	17.2
		Senior Debt(6)(7)	18.0%	11/13		19.0	16.6	1.6
		Common Stock(4)(7)			782,609		0.1	—
							33.9	18.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		42.9	33.0	24.2
		Common Membership Units(4)(7)			7,450		4.9	—
							37.9	24.2
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	17.0%	8/14		65.6	65.3	65.6
		Mezzanine Debt(6)(7)	20.0%	8/14-10/14		81.0	53.3	13.3
		Common Membership Units(4)(7)			478,488		17.5	—
							136.1	78.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.3%	12/11-12/12		8.0	7.9	7.9
		Mezzanine Debt(6)(7)	18.2%	12/14		20.1	15.4	7.2
		Common Stock(4)(7)			367,881		4.2	—
							27.5	15.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		27.8	27.6	27.8
		Redeemable Preferred Stock(7)			36,267		32.1	43.7
		Common Stock(4)(7)			40,295		3.9	7.8
		Common Stock Warrants(4)(7)			116,065		11.6	22.5
							75.2	101.8
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		36.9	36.8	36.9
		Convertible Preferred Stock(4)(7)			94		0.5	0.5
		Membership Units(4)(7)			446		5.6	2.2
							42.9	39.6
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.8%	2/15		10.2	7.3	7.9
		Mezzanine Debt(6)(7)	11.0%	2/17		28.7	19.0	—
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							77.9	7.9
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.3%	7/14		5.8	5.8	5.8
		Mezzanine Debt(7)	12.6%	6/15		130.4	129.7	130.7
		Convertible Preferred Stock(4)(7)			1,101,675		138.3	125.2
		Common Stock(4)(7)			275,419		27.5	—
							301.3	261.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		35.5	35.3	35.5
		Redeemable Preferred Stock(7)			122,017		10.5	16.2
		Common Stock(4)(7)			128,175		2.3	22.6
		Common Stock Warrants(4)(7)			56,819		1.4	10.0
							49.5	84.3
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.7	0.4
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		22.6	19.0	19.0
		Preferred Membership Units(7)			20,000		21.5	13.3
		Common Units(4)(7)			490,000		2.0	7.3
							42.5	39.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	10.0%	2/11-2/12		6.4	6.3	6.4
		Redeemable Preferred Stock(4)(7)			301,556		7.9	5.9
		Common Stock Warrants(4)(7)			6,862		0.2	—
							14.4	12.3
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.4%	6/11-6/12		16.0	16.0	16.0
		Mezzanine Debt(7)	14.5%	6/12		20.3	10.0	25.3
		Redeemable Preferred Stock(4)			14,630		14.6	—
		Common Stock(4)			126,001		1.3	—
							41.9	41.3
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.6	20.4	20.5
		Common Stock(7)			19,780		24.7	65.5
							45.1	86.0
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	1/12		6.1	6.1	6.1
		Redeemable Preferred Membership Units(4)(7)			3,796,269		3.0	4.7
		Common Membership Units(4)(7)			27,400		1.9	—
							11.0	10.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		86.7	86.2	86.7
		Convertible Preferred Stock(7)			703,406		96.7	161.1
		Common Stock(4)(7)			175,852		17.6	33.7
							200.5	281.5
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(4)(7)			3,384,616		3.4	—

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		13.0	2.3
Subtotal Control Investments (48% of total investments at fair value)							$3,693.7	$2,642.4
Total Investment Assets							$7,698.3	$5,474.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	8/19	1	$7.0	$—	$3.7
Subtotal Derivative Assets						$—	$3.7

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	4/12-11/19	4	$329.1	$—	$(23.5)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.4%/LIBOR	2/13-8/17	5	307.6	—	(34.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	285.9	—	(28.4)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(11.9)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	43.2	—	(3.2)
Fortis Financial Services, LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.1)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP(7)		2/11	1	4.6	—	(0.9)
Subtotal Derivative Liabilities						$—	$(106.0)
Total Derivative Agreements, Net						$—	$(102.3)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Dreyfus Cash Mgmt	$20.5	$20.5
DWS Prime Money Market Service	20.2	20.2
AIM STIT Liquid Asset P-CSM 7D	20.0	20.0
Federated Money Market Prime Oblig IO	14.0	14.0
Morgan Stanley Liq Prime Instl Fds	13.0	13.0
Dreyfus Ins Cash Advantage I	11.5	11.5
Federated Tax-Free Obligation Fund	12.0	12.0
Federated Prime Oblig Fd #10	11.5	11.5
Fidelity Money Market Pt CI I	11.0	11.0
Blackrock Liquidity Temp Fund #24	11.0	11.0
Total Money Market Funds	$144.7	$144.7

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity and expiration dates represent the earliest and the latest dates in which the security matures or the instrument expires.

(3)	Included in cash and cash equivalents on our consolidated balance sheet.

(4)	Some or all of the securities are non-income producing.

(5)	Publicly traded company or a consolidated subsidiary of a public company.

(6)	Loan is on non-accrual status and therefore considered non-income producing.

(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)
Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(10)	Portfolio company has filed for reorganization under Chapter 11 of the United States Code.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

Note 1.	Organization

American Capital, Ltd., (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

We are also an alternative asset manager with $68 billion of assets under management as of December 31, 2011, including $62 billion of third-party assets. Our alternative asset fund management is conducted through our wholly-owned portfolio company, American Capital, LLC. American Capital, LLC manages the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) .

Through our tax year ended September 30, 2010, we qualified to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). For our tax year ended September 30, 2011, we became subject to taxation as a corporation under Subchapter C of the Code. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute. See Note 12 for additional discussion.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Reclassifications

We have reclassified certain prior period amounts in our consolidated financial statements to conform to our current period presentation.

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies (the “Investment Company Guide”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company. The Securities and Exchange Commission (“SEC”) issued guidance that the term “investment company” in this context refers to a “registered investment company.” An exception to the guidance in the Investment Company Guide occurs if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Our consolidated financial statements include the accounts of a controlled operating company if all or substantially all of the services provided by the controlled operating company are provided to us or to portfolio companies in which we hold substantially all of the ownership interests. We were the sole shareholder of American Capital Financial Services, Inc. (“ACFS”), a taxable operating subsidiary. Through ACFS, we provided advisory, management and other services to our portfolio companies. On June 30, 2010, we merged ACFS into us. Until its merger into us on June 30, 2010, ACFS was a consolidated controlled operating company as it was considered to provide all or substantially all of its services to us and our portfolio companies. Our investments in other nonregistered investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated.

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

Investment Valuation Policy

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. We also have investments in both investment grade and non-investment grade structured financial product investments (“Structured Products”), which includes commercial mortgage backed securities (“CMBS”), collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities.

We fair value our investments in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date less a discount for the restriction. For all other investments, inputs used to measure fair value reflect management's best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these investments, we estimate the fair value of our senior debt, mezzanine debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches and our Structured Products using a market yield valuation methodology that combines market and income approaches.

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

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company's securities in order of their preference relative to one another. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the M&A market which is consistent with how market participants would transact for these items in order to maximize their value. In applying the Enterprise Value Waterfall valuation methodology, we consider that in a change of control transaction, our loans are generally required to be repaid at par and that a buyer cannot assume the loan.

To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company's assets, third-party valuations of the portfolio company, offers from third-parties to buy the company and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium.

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

We also value our investments in Structured Products using the Market Yield valuation methodology. We estimate fair value based on such factors as third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

a market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency at broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.

Investments in Alternative Asset Investment Funds

For an investment in an investment fund which does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946 as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, expected future cash flows available to equity holders or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of December 31, 2011, we had an investment in European Capital, a wholly-owned investment fund which invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment including the determination of the fair value of European Capital's investment portfolio.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

 Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) and purchased discount and premiums are accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the origination of loans and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company's cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company's ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company's total enterprise value. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

Interest income on Structured Products is recognized on the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

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

Unrealized appreciation or depreciation reflects the difference between the Board of Directors' valuation of the investment and the cost basis of the investment. For portfolio investments denominated in a functional currency other than the U.S. dollar, the cost basis of our investment is translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is recorded as “Foreign currency translation” in our consolidated statements of operations.

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

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years.

We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. We record income tax related interest and penalties, if applicable, within current income tax expense.

Through our tax year September 30, 2010, we operated to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. Dividends declared and paid up to one year after the current tax year can generally be carried back to the prior tax year for determining the dividends paid in such tax year. We have distributed sufficient dividends earned while we were a RIC to eliminate taxable income for those years.
Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years, or the shorter of the estimated useful life or lease term for leasehold improvements.

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets for which an indicator of impairment exists, as necessary. Specifically, we determine if a long-lived asset or asset group is impaired by comparing the carrying value of these assets to their estimated undiscounted future operating cash flows. If impairment is indicated, a charge is recognized for the difference between the asset's carrying value and fair value.

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

Stock-Based Compensation

We account for all share-based payments to employees under FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period only for those awards expected to vest using an estimated forfeiture rate. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions ASC 718.

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with multiple large commercial financial institutions.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS (“ASU 2011-04”), which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards (“IFRS”) and US GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets, (ii) an instrument classified in shareholders' equity should be measured from the perspective of a market participant holding that instrument as an asset, and (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 changes the guidance in ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity's net risk exposure, (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted, and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2011-04.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the ASU 2011-11 is to enhance comparability between those companies that prepare their financial statements on the basis of US GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

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

•
Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We use Level 2 inputs for investments in restricted securities of publicly traded companies. Such investments are valued at the closing price on the measurement date adjusted for the fair value of the restriction.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data.

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of December 31, 2011 and December 31, 2010:

	2011
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,054	$1,054
Mezzanine debt	—	—	1,464	1,464
Preferred equity	—	—	1,110	1,110
Common equity	—	35	1,172	1,207
Equity warrants	—	—	77	77
Structured Products	—	—	218	218
Derivative agreements, net	—	—	(89)	(89)
Total	$—	$35	$5,006	$5,041

	2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,282	$1,282
Mezzanine debt	—	—	1,783	1,783
Preferred equity	—	—	1,134	1,134
Common equity	—	—	998	998
Equity warrants	—	—	79	79
Structured Products	—	—	199	199
Derivative agreements, net	—	—	(102)	(102)
Total	$—	$—	$5,373	$5,373

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the years ended December 31, 2011 and 2010:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373
Net realized gain (loss)(1)	(197)	(156)	33	89	(3)	(112)	(50)	(396)
Reversal of prior period net (appreciation) depreciation on realization(2)	201	156	(39)	(58)	3	112	41	416
Net unrealized appreciation (depreciation)(2)(3)	(19)	(114)	57	272	(3)	52	(28)	217
Purchases(4)	80	228	107	—	1	1	—	417
Sales(5)	(6)	(10)	(227)	(182)	—	—	—	(425)
Settlements, net(6)	(287)	(423)	45	53	—	(34)	50	(596)
Balances, December 31, 2011	$1,054	$1,464	$1,110	$1,172	$77	$218	$(89)	$5,006

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2010	$1,791	$1,938	$1,049	$510	$54	$167	$(113)	$5,396
Net realized loss(1)	(28)	(89)	(36)	(90)	(3)	(274)	(75)	(595)
Reversal of prior period net depreciation on realization(2)	45	73	36	102	3	274	64	597
Net unrealized (depreciation) appreciation(2)(3)	(41)	108	157	542	26	50	(53)	789
Purchases, sales, issuances & settlements, net(7)	(485)	(247)	(72)	(66)	(1)	(18)	75	(814)
Balances, December 31, 2010	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373

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

As of December 31, 2011 and 2010, loans on non-accrual status had a cost basis of $419 million and $702 million, respectively, and a fair value of $219 million and $239 million, respectively. As of December 31, 2011 and 2010, accruing loans with a cost basis of $3 million and $47 million, respectively, were greater than 90 days past due.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2011 and 2010:

	2011	2010
Cost
Senior debt	17.7%	21.6%
Mezzanine debt	23.0%	25.0%
Preferred equity	22.9%	20.5%
Common equity	28.3%	23.9%
Equity warrants	1.3%	1.2%
Structured Products	6.8%	7.8%
Total	100.0%	100.0%

Fair Value
Senior debt	20.6%	23.5%
Mezzanine debt	28.5%	32.6%
Preferred equity	21.6%	20.7%
Common equity	23.5%	18.2%
Equity warrants	1.5%	1.4%
Structured Products	4.3%	3.6%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of December 31, 2011 and 2010. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	2011	2010
Cost
Commercial Services and Supplies	9.1%	10.1%
Life Sciences Tools and Services	7.4%	5.8%
Household Durables	6.8%	7.6%
Real Estate and Real Estate Investment Trusts	6.7%	7.1%
Hotels, Restaurants and Leisure	6.2%	4.9%
Electrical Equipment	5.5%	4.5%
Health Care Providers and Services	5.1%	5.1%
Internet and Catalog Retail	4.2%	6.0%
Food Products	4.0%	3.8%
IT Services	3.7%	3.7%
Professional Services	3.3%	3.3%
Aerospace and Defense	3.3%	2.2%
Auto Components	3.2%	4.2%
Computers and Peripherals	3.0%	2.5%
Leisure Equipment and Products	2.9%	2.7%
Pharmaceuticals	2.7%	2.5%
Construction and Engineering	2.6%	2.0%
Diversified Financial Services	2.3%	2.7%
Diversified Consumer Services	2.2%	1.8%
Health Care Equipment and Supplies	2.2%	2.6%
Electronic Equipment, Instruments and Components	1.8%	2.1%
Oil, Gas and Consumable Fuels	1.7%	1.5%
Other	10.1%	11.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

	2011	2010
Fair Value
Commercial Services and Supplies	11.7%	13.6%
Capital Markets	9.6%	3.2%
Electrical Equipment	9.0%	7.0%
Hotels, Restaurants and Leisure	7.0%	5.6%
Health Care Providers and Services	5.8%	5.6%
Life Sciences Tools and Services	4.2%	3.3%
Professional Services	4.0%	3.9%
IT Services	3.3%	4.2%
Construction and Engineering	3.3%	2.4%
Food Products	3.2%	2.9%
Aerospace and Defense	3.1%	1.7%
Internet and Catalog Retail	3.0%	3.2%
Pharmaceuticals	3.0%	3.0%
Real Estate and Real Estate Investment Trusts	2.9%	1.7%
Computers and Peripherals	2.8%	2.5%
Health Care Equipment and Supplies	2.8%	4.2%
Leisure Equipment and Products	2.6%	2.4%
Auto Components	2.4%	4.0%
Diversified Consumer Services	2.4%	2.2%
Electronic Equipment, Instruments and Components	2.1%	2.8%
Household Durables	2.0%	6.8%
Building Products	1.5%	2.7%
Other	8.3%	11.1%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products as of December 31, 2011 and 2010. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	2011	2010
Cost
International	24.3%	20.9%
Southwest	22.7%	21.6%
Mid-Atlantic	18.2%	18.9%
Northeast	10.5%	14.7%
Southeast	10.5%	10.0%
South-Central	9.0%	8.0%
North-Central	4.2%	5.4%
Northwest	0.6%	0.5%
Total	100.0%	100.0%

Fair Value
Southwest	25.9%	24.9%
Mid-Atlantic	25.1%	20.5%
International	14.8%	14.8%
Southeast	13.7%	12.3%
Northeast	10.8%	14.8%
North-Central	5.0%	6.2%
South-Central	4.2%	6.0%
Northwest	0.5%	0.5%
Total	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Fixed rate private secured notes due December 2013	$30	$304
Floating rate private secured loans due December 2013	17	168
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public debt due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	21	115
ACAS Business Loan Trust 2005-1 asset securitization	227	472
ACAS Business Loan Trust 2006-1 asset securitization	180	274
ACAS Business Loan Trust 2007-1 asset securitization	140	208
ACAS Business Loan Trust 2007-2 asset securitization	97	179
Total	$1,251	$2,259

The daily weighted average debt balance for the years ended December 31, 2011 and 2010 was $1,662 million and $3,275 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2011 and 2010 was 5.5% and 5.4%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2011 and 2010 was 4.1% and 5.1%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of December 31, 2011 was 4.3%.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

As of December 31, 2011 and 2010, the aggregate fair value of the above borrowings was $1,210 million and $2,208 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2,337 million of outstanding unsecured indebtedness as of that date and involved conversion of our unsecured revolving line of credit facility into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of December 31, 2011, we had $1,251 million of debt, including $575 million of secured debt, $11 million of unsecured debt and $665 million of securitized debt.

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

Scheduled Amortization and Mandatory Redemption—As of December 31, 2011, there are no further required scheduled amortization on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) 25% of any Realized Proceeds, and (iv) 25% of Excess Cash Flow (as defined in the New Debt Agreements). However, as of December 31, 2011, we are entitled to retain the first $195 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of December 31, 2011, the aggregate principal outstanding amount of the New Secured Debt was $575 million. During the year ended December 31, 2011, the Applicable Percentage was 5.50% as the aggregate outstanding amount of the New Secured Debt was below $1 billion beginning in the quarter ended December 31, 2010.

In addition, the Applicable Percentage for the New Secured Debt will increase by an additional 0.50% per annum if we fail to pay on June 30, 2013 the remaining outstanding balance on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes totaling $47 million as of December 31, 2011. The increase will remain in effect for each succeeding day until the remaining balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes have been paid.

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of December 31, 2011:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date. On December 30, 2011, we paid an extension fee of $6 million.

Security and Ranking—The New Secured Debt is a senior obligation of ours and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets.

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants under the New Debt Agreements. As of December 31, 2011, we were in compliance with all of the covenants under the New Debt Agreements.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Securitizations

As of December 31, 2011 and 2010, we were in compliance with all of the covenants for our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes and Class F notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $261 million as of December 31, 2011. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $269 million as of December 31, 2011. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain in 2009, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 could have also generally used principal collections

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $288 million as of December 31, 2011. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Through January 2009, BLT 2005-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $484 million as of December 31, 2011. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2011 and 2010, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. The 2004-1 Notes are secured by restricted cash and loans from our portfolio companies with a principal balance of $143 million as of December 31, 2011. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Future Debt Maturities

The maturities of our debt obligations as of December 31, 2011 were as follows:

2012	$227
2013	784
2014	235
2015	5
Thereafter	—
Total	$1,251

Included in the table above, there was defaulted loan collateral in each of our asset securitization trusts and therefore all interest and principal collections from these defaulted loans are being applied sequentially to pay down the outstanding principal on our asset securitizations. Payment periods are determined based on the restricted cash on hand as of December 31, 2011 and the amortization schedules of the underlying loan collateral.

Note 5.	Stock Options

We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2011, there were 9.4 million shares available to be granted under the employee stock option plans.

Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2011, there were 0.1 million shares available to be granted under the non-employee director stock option plans.

In connection with our special dividend of cash and common stock in August 2009, the Compensation and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”) adjusted our stock options that were issued and outstanding prior to June 18, 2009, the ex-dividend date for the special dividend. The stock options were adjusted by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with the safe harbor provisions of Section 409A of the Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The anti-dilution adjustment resulted in a decrease in the weighted average exercise price from $25.45 per share to $19.60 per share and an increase in the aggregate number of shares issuable upon exercise of such stock options by 10.2 million shares. Since our stock option plans permit, but do not require, anti-dilution modifications, ASC 718 requires a comparison of the fair value of each award immediately prior to and after the date of modification, based on the pertinent facts and circumstances on the modification date. The excess fair value represents incremental compensation cost to be recognized immediately for vested stock options and over the remaining vesting period for unvested stock options. This comparison resulted in an aggregate incremental compensation cost of $6 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Of the additional incremental compensation cost of $6 million, $1 million related to vested stock options was recorded during the year ended December 31, 2009 and the remainder will be amortized over the remaining vesting period.

In December 2009, we completed a tender offer for certain eligible outstanding employee stock options. Pursuant to the tender offer, we offered employees a cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. Eligible stock options subject to the tender offer were awards (i) granted prior to March 30, 2008, (ii) that had an exercise price that equaled or exceeded $16.00 per share and (iii) that were outstanding and unexercised as of the December 28, 2009. For each tendered stock option, non-executive officer employees received a cash payment of $0.05 per eligible stock option and executive officer employees received $0.01 per eligible stock option. Employees electing to participate in the tender offer were required to exchange all of their eligible stock options. As a result of the tender offer, 21.7 million eligible stock options were tendered for a total cash payment of $0.6 million. Pursuant to ASC 718, the amount of any cash to purchase an equity award is

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

charged to equity to the extent the amount paid does not exceed the fair value of the equity award repurchased as of the repurchase date, and any unrecognized compensation cost measured at the original grant date for unvested equity awards expected to vest is accelerated and recognized immediately in earnings. Of the tendered eligible stock options that were vested or expected to vest as of the repurchase date, the fair value of the awards on the tender offer date exceeded the tender offer purchase price and therefore the cash payment of approximately $0.6 million was recorded as a reduction to shareholders' equity. Unrecognized compensation cost of approximately $21 million, for the tendered unvested eligible stock options that were expected to vest as of the purchase date, was accelerated and recorded as compensation expense for the year ended December 31, 2009 in salaries, benefits and stock-based compensation in the accompanying consolidated statements of operations. For the tendered unvested eligible stock options that were not expected to vest as of the purchase date, the cash payment of approximately $0.1 million was recorded as compensation expense for the year ended December 31, 2009 in salaries, benefits and stock-based compensation in the accompanying consolidated statements of operations and approximately $1.4 million of unrecognized compensation costs were written off to shareholders' equity.

Fair Value Disclosures

The following table reflects the weighted average fair value per option granted during the years ended December 31, 2011, 2010 and 2009, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes pricing model.

	2011	2010	2009
Options granted (in millions)	23.6	17.7	17.0
Weighted average fair value per option on grant date	$3.05	$2.07	$1.41
Expected dividend yield	6.2%	6.2%	9.3%
Expected volatility	61%	64%	76%
Risk-free interest rate	2.3%	2.2%	2.4%
Expected life (years)	6.7	6.8	6.9

Stock Option Activity

A summary of the activity of our stock option plans as of and for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	39.8	$7.18
Granted	23.6	$8.98
Exercised	(2.5)	$4.24
Canceled and expired	(2.0)	$7.19
Options outstanding, end of year	58.9	$8.03
Options exercisable, end of year	16.0	$8.92

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following table summarizes information about our stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$0.94 to $5.00	15.0	7.3	$3.68	8.4	7.2	$3.63
$5.01 to $10.00	27.2	8.9	$6.83	3.8	8.5	$6.26
$10.01 to $15.00	11.3	9.3	$10.18	0.1	2.5	$13.51
$15.01 to $20.00	4.1	6.5	$16.73	2.5	6.4	$16.73
$20.01 to $49.63	1.3	4.5	$36.64	1.2	4.4	$37.42
	58.9	8.3	$8.03	16.0	7.1	$8.92

As of December 31, 2011, the total compensation cost related to non-vested stock options not yet recognized was $88 million with a weighted average period to be recognized of 4.0 years. As of December 31, 2011, the intrinsic value for stock options outstanding and exercisable was $58 million and $29 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, we recorded stock-based compensation expense attributable to our stock options of $25 million, $14 million and $44 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience. For the years ended December 31, 2011 and 2010, the intrinsic value of stock options exercised were $13 million and $5 million, respectively. There were no stock options exercised during the year ended December 31, 2009.

Note 6.	Deferred Compensation Plan

We have a non-qualified deferred compensation plan (the “Deferred Plan”) for the purpose of granting cash bonus awards to our employees. The Compensation Committee is the administrator of the Deferred Plan. The Deferred Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation Committee determines cash bonus awards to be granted under the Deferred Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares on the open market. Awards vest contingent on the employee's continued employment or the achievement of performance goals, if any, as determined by the Compensation Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2011 and 2010, there were no grants under the Deferred Plan. During the year ended December 31, 2009, we granted bonus awards to employees totaling $4 million, which was fully funded by reallocating 1.3 million forfeited shares held by the Trust. During the years ended December 31, 2011, 2010 and 2009, we recorded stock-based compensation expense of $20 million, $28 million and $42 million, respectively, attributable to the Deferred Plan. As of December 31, 2011, the total compensation cost related to non-vested bonus awards not yet recognized was $16 million with a weighted average period to be recognized of 1.7 years. We calculated the compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 using an estimated annual forfeiture rate of 3.0%, 6.7% and 6.5% respectively.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

A summary of the bonus awards under the Deferred Plan as of and for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	3.7	$20.05
Vested	(1.2)	$24.17
Canceled	(0.3)	$17.96
Non-vested, end of year	2.2	$18.00

As of December 31, 2011, there were 0.7 million additional non-vested shares of our common stock in the Trust as a result of dividend payments. As of December 31, 2011, there were 3.0 million shares of our common stock in the Trust that were vested but not yet distributed to the employees.

Note 7.	Net Operating Income and Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings (loss) per common share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Numerator for basic and diluted net operating income per common share	$448	$204	$135
Numerator for basic and diluted net earnings (loss) per common share	$974	$998	$(910)
Denominator for basic weighted average common shares	343.9	325.9	241.1
Employee stock options and awards	11.4	5.0	—
Denominator for diluted weighted average common shares	355.3	330.9	241.1
Basic net operating income per common share	$1.30	$0.63	$0.56
Diluted net operating income per common share	$1.26	$0.62	$0.56
Basic net earnings (loss) per common share	$2.83	$3.06	$(3.77)
Diluted net earnings (loss) per common share	$2.74	$3.02	$(3.77)
In accordance with the provisions of FASB ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted EPS is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. There were share-based awards of 22.5 million, 21.7 million and 56.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted EPS either because the respective exercise or grant prices were greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 8.	Geographic Data

The following table presents operating income and assets as of and for the years ended December 31, 2011, 2010 and 2009 and by geographic location, excluding Structured Products. The geographic location of a portfolio company investment is determined by the location of the corporate headquarters of the portfolio company.

	2011	2010	2009
Operating income
United States	$531	$524	$589
International	4	24	27
Total operating income	$535	$548	$616

Assets
United States	$5,017	$5,106	$6,069
International	726	779	436
Total assets	$5,743	$5,885	$6,505

Note 9.	Commitments and Contingencies

As of December 31, 2011, we had commitments under loan and financing agreements to fund up to $120 million to 21 portfolio companies, with $27 million and $14 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012 and change the interest rate to LIBOR plus 7.00% payable in kind. In March 2011, we further amended the Term A Facility to increase the commitment amount from $53 million to $150 million and extend the maturity date to December 2013. Effective June 30, 2011, the Term A Facility commitment was reduced to $100 million. As of December 31, 2011, there was a $73 million outstanding balance under the Term A Facility.

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

We are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next twelve years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2011, 2010 and 2009 was $10 million, $11 million and $15 million, respectively.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011, net of any receipts under non-cancelable subleases, were as follows:

2012	$17
2013	15
2014	16
2015	15
2016	13
Thereafter	67
Total	$143

Note 10.	Shareholders' Equity

Our common stock activity for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Common stock outstanding at beginning of period	342.4	280.9	204.7
Issuance of common stock	—	58.3	—
Issuance of common stock in conjunction with acquisition of European Capital	—	—	11.5
Issuance of common stock in conjunction with a special dividend	—	—	64.2
Issuance of common stock under stock option plans	2.5	1.5	—
Foreclosure of stock option loans	—	—	(1.1)
Repurchase of common stock	(17.6)	—	—
Distribution of common stock held in deferred compensation trust	1.8	1.7	1.6
Common stock outstanding at end of period	329.1	342.4	280.9

In April 2010, we completed a registered direct offering of 58.3 million shares of our common stock to a group of institutional investors at a price of $5.06 per share. Upon completion of the offering, we received gross proceeds of approximately $295 million.

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. Under the newly adopted program, quarterly, we will consider setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount, the Board of Directors will be guided by our net cash provided by operating activities in the preceding quarter. As appropriate, the Board of Directors will also consider cash and cash equivalents on hand, debt service considerations, investment plans, its forecast of financial liquidity and economic conditions, operational issues and the current trading price of our common stock. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The stock repurchase and dividend program does not obligate us to acquire any specific number of shares or pay a specified amount of dividends and may be discontinued at any time. We intend to fund the repurchases with available cash or borrowings. The stock repurchase and dividend program is expected to be in effect through December 31, 2012.

During the third and fourth quarters of 2011, we repurchased a total of 17.6 million shares of our common stock in the open market for $134 million at an average price of $7.61 per share. These repurchased shares of common stock were subsequently retired.

Note 11.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of December 31, 2011, we were not in default under any of our interest rate swap agreements.

We have entered into interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

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

During the years ended December 31, 2011, 2010 and 2009, we recorded $13 million, $11 million and $31 million, respectively, of net unrealized appreciation from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations.

During the years ended December 31, 2011, 2010 and 2009, we recorded a net realized loss of $45 million, $61 million and $58 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the years ended December 31, 2011, 2010 and 2009, cash termination payments totaling $5 million, $14 million and $4 million, respectively, were made to settle terminated interest rate swap agreements, which are recorded as a net realized loss in the financial statement line item derivative agreements in our consolidated statements of operations.

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements are secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets pari passu with our New Secured Debt.

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate agreements outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $50 million as of December 31, 2011. While none of our counterparties had the right to elect to terminate their agreements with us as a result of this provision as of December 31, 2011, the termination liability would have been $61 million as of such date. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate agreements outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $15 million as of December 31, 2011. While none of our counterparties had the right to elect to terminate their agreements with us as a result of this provision as of December 31, 2011, the termination liability would have been $18 million as of such date. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements held by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $34 million as of December 31, 2011 and are included in our consolidated balance sheets. If such interest rate swap agreements could have been terminated early in accordance with their terms as of December 31, 2011, the aggregate termination liability would have been $38 million. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Put Option Agreement with European Capital

On November 19, 2008, we entered into a put option agreement with European Capital under which European Capital could put some or all of certain investments to us at a predetermined put price. Under the terms of the agreement, the put option could be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. In consideration for entering into the put option agreement, European Capital paid us €16 million ($20 million). For the year ended December 31, 2008, we recorded unrealized depreciation of $49 million related to the put option agreement in the financial statement line item derivative and option agreements and other in our consolidated statements of operations. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option agreement. Under the terms of the termination agreement, we settled the put option obligation by paying European Capital the current fair value of the put option obligation of $65 million (€49 million). As a result, we recognized a realized loss of $44 million offset by the reversal of unrealized depreciation of $49 million in the financial statement line item derivative agreements in our consolidated statements of operations.

Note 12.	Income Taxes

Through our tax year ended September 30, 2010, we qualified to be taxed as a RIC under Subchapter M of the Code. Generally, in order to maintain status as a RIC, we were required to (a) continue to qualify as a BDC, (b) annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income, (c) derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to securities loans, and gains from the sale of stock or securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code and (d) meet investment diversification requirements. The investment diversification requirements generally required us at the end of each quarter of a taxable year to have (i) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets invested in the securities of one issuer (other than US government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar trades or businesses. Taxable ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and net long-term capital gains that are distributed to its shareholders. For our tax year ended September 30, 2010, we had a taxable ordinary loss and a net long-term capital loss.

During our tax year ended September 30, 2011, our assets did not meet the quarterly investment diversification requirements to qualify as a RIC due to a shift in the composition and value of our assets. Therefore, for our tax year ended September 30, 2011, we became subject to taxation as a corporation under Subchapter C of the Code. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute.

As a result of being taxed as a corporation under Subchapter C, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we have both a net operating loss and net long-term capital loss for the tax year ended September 30, 2011 and for the quarter ended December 31, 2011. Under Subchapter C, we are able to carry forward any net operating losses to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

As a corporation taxed under Subchapter C, we are able to file a consolidated federal income tax return with corporate subsidiaries, including portfolio companies, in which we hold 80 percent or more of the outstanding equity interest measured by both vote and fair value. Effective for our tax year ended September 30, 2011, we intend to elect to file a consolidated federal income tax return with eligible portfolio companies. As a result, we have entered into a tax sharing agreement under which members of the consolidated tax group are compensated for losses and other tax benefits by members that are able to use those losses and tax benefits on their pro forma stand-alone federal income tax return.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

As a result of our change in tax status during our tax year ended September 30, 2011, we are now required to recognize deferred tax assets and liabilities. The following table sets forth the significant components of our deferred tax assets and liabilities as of December 31, 2011:

Deferred tax assets:
Net operating loss carryforwards	$86
Net unrealized depreciation of ordinary investments	208
Basis differences in ordinary investments	84
Stock-based compensation	51
Other	7
Total ordinary deferred tax assets	436
Net capital loss carryforwards	180
Net unrealized depreciation of capital investments	499
Basis differences in capital investments	162
Total capital deferred tax assets	841
Total deferred tax assets	1,277
Less valuation allowance	(841)
Total deferred tax assets less valuation allowance	436

Deferred tax liabilities:
Other	(8)
Total deferred tax liabilities	(8)
Total net deferred tax assets	$428

The table above classifies certain deferred tax assets based on management's current estimate of the expected tax character of recognition of the reversal of the timing difference that gives rise to the deferred tax assets as either ordinary or capital income. The ultimate tax character of the deferred tax assets may change from the above classification based on the ultimate form of the recognition of the timing difference.

As of December 31, 2011, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. The total net ordinary deferred tax asset of $428 million is recorded as a tax benefit in our consolidated statements of operations. As of December 31, 2011, we do not believe we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintain a full valuation allowance of $841 million against these deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our cumulative net unrealized depreciation on our capital assets as of December 31, 2011, we do not believe that we can reliably forecast future net capital gains to realize our capital deferred tax assets.

Assessing the recoverability of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realize the deferred tax asset could be impacted. Additionally, if we regain our status as a RIC, most or all of any net deferred tax asset would likely be written off. Furthermore, $51 million of our ordinary deferred tax assets relate to timing differences on stock-based compensation and if the tax benefit realized is ultimately less than the related US GAAP expense for a grant, the related remaining deferred tax asset would be written off.

Under Sections 382 and 383 of the Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of certain tax attributes including net operating loss carryforwards, capital loss carryforwards, unrealized built-in losses and tax credits arising before the “ownership change.” Such tax attributes represent substantially all of our deferred tax assets. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the tax attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our common

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments. This limitation could accelerate our cash tax payments and could result in a significant portion of our deferred tax asset expiring before we could fully use them.

As of December 31, 2011, we estimate that we have $217 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross deferred tax asset of $86 million. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of December 31, 2011, we estimate that we have $471 million of net capital loss carryforwards for federal income tax purposes and various state net capital loss carryforwards for which we have recorded a gross deferred tax asset of $180 million. Under rules governing the carryover of $237 million of capital losses from a RIC to a C corporation, these capital losses initially had a carryforward of eight years, which will be reduced by one year for each year during the carryforward period (not to exceed three years) that we do not qualify as a RIC. If we remain a C corporation, $186 million will expire in 2015 and $285 million will expire in 2016. We will only be able to utilize these net capital loss carryforwards to the extent we generate future net capital gains within the carryforward periods.

Components of our tax benefit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Current tax benefit - net operating income
Federal	$—	$—	$(12)
State	—	—	—
Total current tax benefit	—	—	(12)

Deferred tax benefit - net operating income
Federal	(130)	—	—
State	(15)	—	—
Deferred tax benefit - net realized loss
Federal	(67)	—	—
State	(8)	—	—
Deferred tax benefit - net unrealized appreciation (depreciation)
Federal	(186)	—	—
State	(22)	—	—
Total deferred tax benefit	(428)	—	—
Total benefit for income taxes	(428)	—	(12)
Benefit for excise tax	—	—	(8)
Total benefit for taxes	$(428)	$—	$(20)

A reconciliation of the benefit for income taxes computed at the US federal statutory income tax rate and our effective tax rate for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Tax on income computed at federal statutory tax rate	$191	$—	$(8)
State taxes, net of federal tax benefit	20	—	—
Conversion to a taxable corporation	(1,481)	—	—
Valuation allowance	841	—	(2)
Excise tax	—	—	(8)
Other	1	—	(2)
Total benefit for income taxes	$(428)	$—	$(20)

We were the sole shareholder of ACFS, a consolidated taxable operating subsidiary, which was subject to federal, state and

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

local income taxes. On June 30, 2010, we merged ACFS into American Capital. For income tax purposes, the merger was treated as a tax-free liquidation of ACFS. The $12 million of income tax benefit for the year ended December 31, 2009 was attributable to ACFS.

We identify our major tax jurisdictions as federal, New York and Maryland. The federal tax fiscal years ended September 30, 2008, 2009 and 2010 for American Capital and the federal tax fiscal years ended September 30, 2005 through 2009 and June 30, 2010 for ACFS remain subject to examination by the IRS. The federal tax returns of ACFS for the tax fiscal years ended September 30, 2005 through 2009 are currently under examination by the Internal Revenue Service. We do not expect the examination to have a material effect on our results.

We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. We have analyzed our tax positions and have concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years or expected to be taken in our current year tax returns. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. A reconciliation is not provided as the beginning and ending amounts of unrecognized benefits are zero, with no interim additions, reductions or settlements.

Note 13.	Asset Sales

American Capital Equity II, LP

In October 2007, we entered into a purchase and sale agreement with ACE II for the sale of approximately 17% of our equity investments (other than warrants associated with debt investments) in 80 portfolio companies. ACE II is a private equity fund with $585 million of equity commitments from third-party investors. The aggregate purchase price was $488 million. The remaining $97 million equity commitment would be used by ACE II to fund add-on investments in the 80 portfolio companies and cost contributions for expenses of the fund. As of December 31, 2011, there is $82 million of remaining equity commitments available for future add-on investments or cost contributions. In addition, equity commitments are recallable by American Capital, LLC for add-on investments with American Capital once they have been distributed to the third-party ACE II investors provided that aggregate investment contributions shall not exceed the original equity commitment of $585 million.

American Capital, LLC, through a wholly-owned subsidiary, manages ACE II in exchange for a 2% annual management fee on the cost basis of ACE II's investments and a 10% to 35% carried interest in the net profits of ACE II, subject to certain hurdles. To date, American Capital, LLC has not recognized any carried interest in its net operating income. We do not have a direct economic interest in ACE II and there are no arrangements that require us to provide any form of financial support to ACE II, nor have we historically provided any financial or other support.

American Capital Equity I, LLC

On October 1, 2006, we entered into a purchase and sale agreement with ACE I for the sale of 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies to ACE I. ACE I is a private equity fund with $1 billion of equity commitments from third-party investors. The aggregate purchase price was $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable by American Capital, LLC for add-on investments with American Capital once they have been distributed to the third-party ACE I investors. As of December 31, 2011, there were $68 million of recallable distributions available for add-on investments.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 14.	Selected Quarterly Financial Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2011 and 2010:

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total operating income	$159	$142	$130	$160	$591
Net operating income (“NOI”)	$83	$71	$65	$229	$448
Net increase (decrease) in net assets resulting from operations	$434	$410	$(464)	$594	$974
NOI per basic common share(1)	$0.24	$0.20	$0.19	$0.68	$1.30
NOI per diluted common share(1)	$0.23	$0.20	$0.19	$0.67	$1.26
Net earnings (loss) per basic common share	$1.25	$1.18	$(1.34)	$1.76	$2.83
Net earnings (loss) per diluted common share	$1.21	$1.13	$(1.34)	$1.73	$2.74
Weighted average shares outstanding
Basic	346.1	347.3	345.3	337.1	343.9
Diluted	358.4	361.6	345.3	343.9	355.3

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total operating income	$164	$151	$142	$143	$600
NOI	$49	$29	$59	$67	$204
Net increase in net assets resulting from operations	$187	$281	$149	$381	$998
NOI per basic common share(1)	$0.17	$0.09	$0.17	$0.19	$0.63
NOI per diluted common share(1)	$0.17	$0.09	$0.17	$0.19	$0.62
Net earnings per basic common share	$0.66	$0.85	$0.43	$1.11	$3.06
Net earnings per diluted common share	$0.65	$0.84	$0.43	$1.08	$3.02
Weighted average shares outstanding
Basic	283.7	330.9	343.5	344.6	325.9
Diluted	286.0	335.7	348.0	353.1	330.9
 ——————————

(1)	Quarterly amounts may not equal full-year amounts due to changes in the weighted average shares outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting is included in “Item 8.-Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2011.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “CORPORATE GOVERNANCE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITEE”, “SUMMARY COMPENSATION TABLE”, “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2011”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END", “OPTION EXERCISES AND STOCK VESTED”, “SEVERANCE AND CHANGE OF CONTROL PAYMENTS”, “PROPOASL 1: ELECTION OF DIRECTORS” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14.	Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the heading “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS FOR 2012.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2011, 2010 and 2009

Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2011, 2010, 2009, 2008 and 2007

Consolidated Schedule of Investments as of December 31, 2011 and 2010

(2)	The following financial statement schedules are filed herewith:

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

*3.2.
American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008 (File No. 814-00149), filed August 11, 2008.

*4.1.
Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Registration Statement on Form N-2 (File No. 333-161421), filed August19, 2009.

*4.2.
Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008 (File No. 814-00149), filed August 11, 2008.

*4.3.
Indenture by and between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and Wilmington Trust Company, as successor trustee, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3 of the Registration Statement on Form N-2 (File No. 333-142398), filed April 26, 2007.

*4.4.
First Supplemental Indenture by and between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and Wilmington Trust Company, as successor trustee, dated as of July 17, 2007, incorporated herein by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.5.
Second Supplemental Indenture by and between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 4.6 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.6.
Indenture by and between American Capital, Ltd. and Wilmington Trust, National Association, as successor trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 4.7 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.7.
Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-1, CUSIP No. 02503YAF0, payable to Cede & Co., in the original principal amount of $500,000,000, incorporated herein by reference to Exhibit 4.8 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.8.
Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-2, CUSIP No. 02503YAF0, payable to Cede & Co., in the original principal amount of $24,098,000, incorporated herein by reference to Exhibit 4.9 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.9.
Senior Secured Non-Amortizing Call-Protected Floating Rate Dollar Unrestricted Global Note, No. C-1, CUSIP No. 02503YAE3, payable to Cede & Co., in the original principal amount of $4,300,000, incorporated herein by reference to Exhibit 4.10 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.10.
Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-1, CUSIP No. 02503YAC7, payable to Cede & Co., in the original principal amount of $500,000,000, incorporated herein by reference to Exhibit 4.11 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.11.
Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-2, CUSIP No. 02503YAC7, payable to Cede & Co., in the original principal amount of $2,431,467, incorporated herein by reference to Exhibit 4.12 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.12.
Series 6.85% Senior Notes Due 2012, No. 1, CUSIP No. 024937AA2, payable to Cede & Co., in the original principal amount of $500,000,000, incorporated herein by reference to Exhibit 4.13 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*4.13.
Series 6.85% Senior Notes Due 2012, No. 2, CUSIP No. 024937AA2, payable to Cede & Co., in the original principal amount of $50,000,000, incorporated herein by reference to Exhibit 4.14 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

4.14.	Form of Senior Secured Amortizing Adjustable Fixed Rate Dollar Note Due 2013, No. A-1, CUSIP No. 02503YAA1, in the original principal amount of $0.00, filed herewith.

*10.1.	Form of Subscription Agreement, dated as of April 19, 2010, incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149) filed April 22, 2010.

*10.2.
Lock-Up Agreement, dated as of June 9, 2010, by and between American Capital, Ltd. and certain holders of the Company's unsecured public 6.85% Senior Notes due August 1, 2012 (the “Public Notes”) who have represented that they own beneficially approximately 43% of the Public Notes, incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*10.3.
Amended and Restated Credit Agreement among American Capital, Ltd. as the Borrower, the lenders listed therein, and Citigroup North America, Inc., as successor Administrative Agent, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*10.4.
Collateral Trust and Intercreditor Agreement among American Capital, Ltd., Citigroup North America, Inc., as successor Credit Agreement Representative, Wilmington Trust, National Association, as successor Public Note Representative, and U.S. Bank National Association, as Collateral Trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*10.5.
Security Agreement made by American Capital, Ltd. in favor of U.S. Bank National Association, as Collateral Trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2010 (File No. 814-00149), filed August 6, 2010.

*10.6.
Resignation and Successor Agent Agreement, dated as of July 19, 2010 with Citicorp North America, Inc. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149), filed July 22, 2010.

†*10.7.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Roland Cline and American Capital, Ltd. , incorporated herein by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.8.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between John Erickson and American Capital, Ltd., incorporated herein by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.9.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Samuel A. Flax and American Capital, Ltd., incorporated herein by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.10.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Brian Graff and American Capital, Ltd., incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.11.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O'Brien and American Capital, Ltd., incorporated herein by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.12.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Ira Wagner and American Capital, Ltd. thereto, incorporated herein by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.13.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Malon Wilkus and American Capital, Ltd., incorporated herein by reference to Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.14.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Darin Winn and American Capital, Ltd., incorporated herein by reference to Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.15.
Form of Indemnification Agreement entered into as of October 22, 2009 by and between American Capital, Ltd. and each of Malon Wilkus, Philip Harper, John Koskinen, Mary Baskin, Alvin Puryear, Kenneth Peterson, Jr., Stan Lundine, and Neil Hahl, incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149), filed October 28, 2009.

†*10.16.
Form of American Capital Strategies, Ltd. 1997 Disinterested Director Stock Option Plan, incorporated herein by reference to Attachment I to the Definitive Proxy Statement for 1998 Annual Meeting (File No. 814-00149), filed April 15, 1998.

†*10.17.
Form of American Capital Strategies, Ltd. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 2.i.2 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed August 12, 1997, as further amended by Amendment No. 1 incorporated herein by reference to Attachment II to the Definitive Proxy Statement for the 1998 Annual Meeting (File No. 814-00149), filed April 15, 1998.

†*10.18.
Form of American Capital Strategies, Ltd. 2000 Disinterested Director Stock Option Plan, incorporated herein by reference to Appendix III to the Definitive Proxy Statement for the 2000 Annual Meeting (File No. 814-00149), filed April 5, 2000.

†*10.19.
Form of American Capital Strategies, Ltd. 2000 Employee Stock Option Plan, incorporated herein by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed April 5, 2000, as amended by Amendment No. 1, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting (File No. 814-00149), filed April 3, 2001.

†*10.20.
Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2002 Annual Meeting (File No. 814-00149), filed April 12, 2002.

†*10.21.
Form of American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2003 Annual Meeting (File No. 814-00149), filed April 10, 2003.

†*10.22.
Form of American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed March 26, 2004.

†*10.23.
Form of American Capital Strategies, Ltd. 2005 Employee Stock Option Plan, incorporated herein by reference to Exhibit III to the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed April 26, 2005.

†*10.24.
Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149), filed April 11, 2006.

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

†*10.29.
Form of Acceptance and Election Agreement for Amended and Restated American Capital Incentive Bonus Plan, incorporated herein by reference to Exhibit 2.i.12 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-133571), filed June 26, 2006.

†*10.30.
American Capital, Ltd. Disinterested Director Retention Plan, as amended December 11, 2008, incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2008 (File No. 814-00149), filed March 2, 2009.

†*10.31.
Amended and Restated American Capital Strategies, Ltd. Employee Stock Ownership Plan, effective as of January 1, 2009 Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

10.32.	Amended and Restated Custodian Agreement between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and PNC Bank, N.A., December 18, 2007, filed herewith.

10.33.
Second Amended and Restated Custodian Agreement between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and Wells Fargo Bank, National Association, dated as of June 28, 2010, filed herewith.

10.34.	Custodian Agreement between American Capital, Ltd. and Wells Fargo Bank, National Association , dated as of June 28, 2010, filed herewith.

12.1.	Ratio of Earnings to Fixed Charges.

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
Malon Wilkus

/s/ JOHN R. ERICKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
John R. Erickson

*	Director	February 27, 2012
Mary C. Baskin

*	Director	February 27, 2012
Neil M. Hahl

*	Director	February 27, 2012
Philip R. Harper

*	Director	February 27, 2012
John A. Koskinen

*	Director	February 27, 2012
Stan Lundine

*	Director	February 27, 2012
Kenneth D. Peterson, Jr.

*	Director	February 27, 2012
Alvin N. Puryear

* By: /s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES As of and for the year ended December 31, 2011 (in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2010 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2011 Fair Value
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Common Stock	$—	$—	$1.8	$0.9	$—	$2.7
ACAS Real Estate Holdings Corporation	Mezzanine Debt	—	—	4.6	—	4.0	0.6
	Common Stock	2.5	—	—	17.1	2.0	15.1
		2.5	—	4.6	17.1	6.0	15.7
ACAS Wachovia Investments, L.P.	Partnership Interest	2.1	—	2.3	4.5	0.8	6.0
American Capital, LLC	Senior Debt	0.1	—	—	6.0	—	6.0
	Common Membership Interest(7)	30.6	—	128.5	280.2	18.6	390.1
		30.7	—	128.5	286.2	18.6	396.1
American Driveline Systems, Inc.	Mezzanine Debt	6.3	—	43.0	0.7	0.1	43.6
	Redeemable Preferred Stock	4.3	—	51.8	4.3	—	56.1
	Common Stock	—	—	1.2	—	0.4	0.8
	Common Stock Warrants	—	—	1.9	—	0.7	1.2
		10.6	—	97.9	5.0	1.2	101.7
Aptara, Inc.	Senior Debt	0.2	—	0.7	45.5	43.6	2.6
	Mezzanine Debt	10.9	—	63.0	4.1	—	67.1
	Redeemable Preferred Stock	16.7	—	21.0	16.7	3.5	34.2
	Convertible Preferred Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—
		27.8	—	84.7	66.3	47.1	103.9
Auto Network Member Corp.	Senior Debt	3.8	—	36.9	0.8	37.7	—
	Convertible Preferred Stock	—	—	0.5	2.3	1.3	1.5
	Membership Units	—	—	2.2	7.0	9.2	—
		3.8	—	39.6	10.1	48.2	1.5
Capital.com, Inc.	Common Stock	—	—	—	—	—	—
CH Holding Corp.	Senior Debt	1.3	—	17.7	1.3	0.6	18.4
	Redeemable Preferred Stock	—	—	18.2	—	10.7	7.5
		1.3	—	35.9	1.3	11.3	25.9
CIBT Travel Solutions, LLC(6)	Mezzanine Debt	4.0	—	—	58.1	58.1	—
	Redeemable Preferred Stock	1.0	—	—	13.3	12.3	1.0
	Convertible Preferred Stock	—	—	—	106.2	94.5	11.7
	Common Stock	—	—	—	21.7	19.7	2.0
		5.0	—	—	199.3	184.6	14.7
CMX Inc.	Senior Debt	—	—	0.2	0.4	0.3	0.3
Contour Semiconductor, Inc.	Senior Debt	—	—	—	1.0	—	1.0
	Convertible Preferred Stock	—	—	21.6	—	20.2	1.4
		—	—	21.6	1.0	20.2	2.4
Core Financial Holdings, LLC	Common Units	—	—	6.0	—	1.9	4.1
Dyno Holding Corp.	Senior Debt	4.8	—	40.8	0.6	0.9	40.5
	Mezzanine Debt	—	0.1	13.9	1.2	0.1	15.0
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		4.8	0.1	54.7	1.8	1.0	55.5
ECA Acquisition Holdings, Inc.	Mezzanine Debt	2.4	—	13.9	0.6	—	14.5
	Common Stock	—	—	13.4	—	2.3	11.1
		2.4	—	27.3	0.6	2.3	25.6
eLynx Holdings, Inc.	Senior Debt	0.6	—	8.6	—	1.1	7.5
	Mezzanine Debt	1.2	—	3.9	15.0	18.9	—
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	14.6	7.8	6.8
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		1.8	—	12.5	29.6	27.8	14.3
European Capital Limited	Subordinated Debt	4.1	—	28.3	95.6	50.5	73.4
	Ordinary Shares	—	—	607.9	—	60.6	547.3
		4.1	—	636.2	95.6	111.1	620.7

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2011 (in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2010 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2011 Fair Value
European Touch, LTD. II	Senior Debt	—	—	0.9	—	0.8	0.1
	Mezzanine Debt	—	—	1.8	19.8	21.6	—
	Redeemable Preferred Stock	—	—	—	0.5	0.5	—
	Common Stock	—	—	—	0.9	0.9	—
	Common Stock Warrants	—	—	—	3.7	3.7	—
		—	—	2.7	24.9	27.5	0.1
EXPL Pipeline Holdings LLC	Senior Debt	3.7	—	45.4	0.4	0.6	45.2
	Common Membership Units	—	—	17.5	—	5.9	11.6
		3.7	—	62.9	0.4	6.5	56.8
FL Acquisitions Holdings, Inc.	Senior Debt	3.4	—	40.0	0.2	0.1	40.1
	Mezzanine Debt	6.8	0.4	42.6	4.0	6.0	40.6
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		10.2	0.4	82.6	4.2	6.1	80.7
Formed Fiber Technologies, Inc.	Common Stock	—	—	5.6	—	5.6	—
Fosbel Global Services (LUXCO) S.C.A.	Mezzanine Debt	(9.3)	0.1	48.8	(8.4)	25.7	14.7
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		(9.3)	0.1	48.8	(8.4)	25.7	14.7
FreeConference.com, Inc.	Senior Debt	(0.2)	0.7	9.2	—	2.6	6.6
	Mezzanine Debt	—	0.4	1.1	—	1.1	—
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		(0.2)	1.1	10.3	—	3.7	6.6
Future Food, Inc.	Senior Debt	0.1	0.9	11.6	—	7.2	4.4
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		0.1	0.9	11.6	—	7.2	4.4
Group Montana, Inc.	Senior Debt	2.9	(0.4)	21.1	2.0	1.5	21.6
	Mezzanine Debt	—	—	—	0.1	0.1	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		2.9	(0.4)	21.1	2.1	1.6	21.6
Halex Holdings, Inc.	Senior Debt	—	—	4.7	—	0.3	4.4
	Redeemable Preferred Stock	—	—	—	1.9	1.9	—
		—	—	4.7	1.9	2.2	4.4
Hard 8 Games, LLC	Membership Unit	—	—	—	1.5	—	1.5
Hartstrings Holdings, Inc.	Senior Debt	—	—	7.6	1.9	9.5	—
	Convertible Preferred Stock	—	—	—	36.3	36.3	—
	Common Stock	—	—	—	6.6	6.6	—
		—	—	7.6	44.8	52.4	—
Kingway Inca Clymer Holdings, Inc.	Mezzanine Debt	—	—	1.1	0.3	—	1.4
	Redeemable Preferred Stock	—	—	—	9.8	9.8	—
		—	—	1.1	10.1	9.8	1.4
Lifoam Holdings, Inc.	Senior Debt	2.0	—	18.9	—	0.2	18.7
	Mezzanine Debt	3.6	—	43.2	3.7	0.1	46.8
	Redeemable Preferred Stock	(0.8)	—	7.4	(0.8)	6.6	—
	Convertible Preferred Stock	—	—	—	17.1	—	17.1
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		4.8	—	69.5	20.0	6.9	82.6
LLSC Holdings Corporation	Senior Debt	0.1	—	3.4	—	1.7	1.7
	Mezzanine Debt	0.7	—	5.5	—	—	5.5
	Convertible Preferred Stock	—	—	4.7	4.2	—	8.9
		0.8	—	13.6	4.2	1.7	16.1
LVI Holdings, LLC	Senior Debt	0.2	—	3.0	0.2	—	3.2
	Mezzanine Debt	—	—	5.0	—	0.8	4.2
		0.2	—	8.0	0.2	0.8	7.4
Medical Billings Holdings, Inc.	Senior Debt	—	—	—	1.2	0.2	1.0
	Mezzanine Debt	1.9	—	11.3	0.8	—	12.1
	Convertible Preferred Stock	—	—	14.1	—	8.7	5.4
	Common Stock	—	—	—	—	—	—
		1.9	—	25.4	2.0	8.9	18.5

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2011 (in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2010 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2011 Fair Value
Montgomery Lane, LLC	Common Membership Units	—	—	4.3	1.3	0.9	4.7
Montgomery Lane, LTD(3)	Common Membership Units	—	—	—	—	—	—
MW Acquisition Corporation	Senior Debt	0.1	—	—	4.2	4.2	—
	Mezzanine Debt	5.0	—	27.4	3.4	0.1	30.7
	Redeemable Preferred Stock	0.2	—	1.1	0.3	—	1.4
	Convertible Preferred Stock	—	—	14.8	—	5.9	8.9
		5.3	—	43.3	7.9	10.2	41.0
NECCO Holdings, Inc.	Senior Debt	0.3	—	18.8	79.1	82.0	15.9
	Common Stock	—	—	—	—	—	—
		0.3	—	18.8	79.1	82.0	15.9
NECCO Realty Investments, LLC	Senior Debt	—	0.1	24.2	6.9	0.1	31.0
	Common Membership Units	—	—	—	—	—	—
		—	0.1	24.2	6.9	0.1	31.0
Orchard Brands Corporation(6)	Senior Debt	1.6	1.6	—	472.9	437.2	35.7
	Common Stock	—	—	—	58.2	58.2	—
		1.6	1.6	—	531.1	495.4	35.7
Paradigm Precision Holdings, LLC	Mezzanine Debt	40.6	—	78.9	55.9	(0.8)	135.6
	Common Membership Units	—	—	—	—	—	—
		40.6	—	78.9	55.9	(0.8)	135.6
PHC Sharp Holdings, Inc.	Senior Debt	0.8	—	7.9	—	1.1	6.8
	Mezzanine Debt	—	—	7.2	2.2	—	9.4
	Common Stock	—	—	—	—	—	—
		0.8	—	15.1	2.2	1.1	16.2
PHI Acquisitions, Inc.	Mezzanine Debt	4.4	—	27.8	1.0	—	28.8
	Redeemable Preferred Stock	3.6	—	43.7	3.6	—	47.3
	Common Stock	—	—	7.8	—	3.2	4.6
	Common Stock Warrants	—	—	22.5	—	9.2	13.3
		8.0	—	101.8	4.6	12.4	94.0
Plumbing Holding Corporation(6)	Common Stock	—	—	—	11.1	11.1	—
Small Smiles Holding Company, LLC	Senior Debt	0.6	—	7.9	0.7	5.9	2.7
	Mezzanine Debt	—	—	—	31.1	31.1	—
	Preferred Interest	—	—	—	—	—	—
	Common Interest	—	—	—	—	—	—
		0.6	—	7.9	31.8	37.0	2.7
SMG Holdings, Inc.	Senior Debt	0.2	—	5.8	—	0.2	5.6
	Mezzanine Debt	17.2	—	130.7	6.7	0.4	137.0
	Convertible Preferred Stock	10.2	—	125.2	30.9	—	156.1
	Common Stock	—	—	—	—	—	—
		27.6	—	261.7	37.6	0.6	298.7
Specialty Brands of America, Inc.	Mezzanine Debt	5.2	—	35.5	0.8	—	36.3
	Redeemable Preferred Stock	1.3	—	16.2	1.3	—	17.5
	Common Stock	—	—	22.6	3.1	—	25.7
	Common Stock Warrants	—	—	10.0	1.4	—	11.4
		6.5	—	84.3	6.6	—	90.9
Spring Air International, LLC	Common Membership Units		—	0.4	—	0.4	—
TestAmerica Environmental Services, LLC	Senior Debt	3.5	—	19.0	7.4	4.7	21.7
	Preferred Membership Units	2.8	—	13.3	2.8	1.5	14.6
	Common Units	—	—	7.3	16.9	—	24.2
		6.3	—	39.6	27.1	6.2	60.5
UFG Real Estate Holdings, LLC	Common Membership	—	—	0.9	—	—	0.9
Unique Fabricating Incorporated	Senior Debt	0.9	—	6.4	6.5	7.2	5.7
	Redeemable Preferred Stock	—	—	5.9	3.1	—	9.0
	Common Stock Warrants	—	—	—	—	—	—
		0.9	—	12.3	9.6	7.2	14.7
Unwired Holdings, Inc.	Senior Debt	1.3	—	16.0	1.1	3.6	13.5
	Mezzanine Debt	3.2	—	25.3	3.2	3.9	24.6
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		4.5	—	41.3	4.3	7.5	38.1
VP Acquisition Holdings, Inc.	Mezzanine Debt	2.0	—	20.5	0.5	21.0	—
	Common Stock	—	—	65.5	—	65.5	—
		2.0	—	86.0	0.5	86.5	—

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2011 (in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2010 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2011 Fair Value
Warner Power, LLC	Mezzanine Debt	0.9	—	6.1	0.1	0.2	6.0
	Redeemable Preferred Membership Units	4.4	—	4.7	4.4	1.1	8.0
	Common Membership Units	—	—	—	9.0	—	9.0
		5.3	—	10.8	13.5	1.3	23.0
WIS Holding Company, Inc.	Mezzanine Debt	13.0	—	86.7	1.9	0.1	88.5
	Convertible Preferred Stock	8.1	—	161.1	14.1	—	175.2
	Common Stock	—	—	33.7	1.5	—	35.2
		21.1	—	281.5	17.5	0.1	298.9
Subtotal Control Investments		$243.4	$3.9	$2,642.4	$1,676.2	$1,408.2	$2,910.4
AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp.	Common Stock	$2.0	$—	$—	$40.0	$5.4	$34.6

Anchor Drilling Fluids USA, Inc.	Senior Debt	0.8	—	6.2	0.5	—	6.7
	Redeemable Preferred Stock	—	—	0.3	0.7	—	1.0
	Common Stock	—	—	—	—	—	—
		0.8	—	6.5	1.2	—	7.7
Comfort Co., Inc.	Senior Debt	1.3	—	12.2	1.8	4.8	9.2
	Common Stock	—	—	6.9	—	1.7	5.2
		1.3	—	19.1	1.8	6.5	14.4
Egenera, Inc.	Mezzanine Debt	—	—	1.8	2.9	—	4.7
	Common Stock	—	—	—	—	—	—
		—	—	1.8	2.9	—	4.7
HALT Medical, Inc.	Senior Debt	0.1	—	—	3.9	0.7	3.2
	Convertible Preferred Stock	—	—	9.7	1.1	—	10.8
	Common Stock	—	—	—	0.1	—	0.1
		0.1	—	9.7	5.1	0.7	14.1
IEE Holding 1 S.A.	Common Stock	—	—	—	6.9	—	6.9
IS Holdings I, Inc.(7)	Redeemable Preferred Stock	—	—	1.9	—	1.9	—
	Common Stock	—	—	11.6	—	11.6	—
		—	—	13.5	—	13.5	—
LTM Enterprises, Inc.	Senior Debt	—	—	14.6	1.2	—	15.8
Primrose Holding Corporation	Common Stock	1.0	—	4.0	—	1.2	2.8
Qualitor Component Holdings, LLC	Mezzanine Debt	3.1	—	39.5	1.6	41.1	—
	Redeemable Preferred Units	—	—	—	—	—	—
	Common Units	—	—	—	—	—	—
		3.1	—	39.5	1.6	41.1	—
Radar Detection Holdings Corp.	Convertible Preferred Stock	—	—	1.9	—	—	1.9
	Common Stock	—	—	0.3	0.3	—	0.6
		—	—	2.2	0.3	—	2.5
WFS Holding, LLC	Preferred Interest	0.6	—	2.7	1.5	1.2	3.0
Subtotal Affiliate Investments		$8.9	$—	$113.6	$62.5	$69.6	$106.5
Total Control and Affiliate Investments		$252.3	$3.9	$2,756.0	$1,738.7	$1,477.8	$3,016.9

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories.

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

(6)
As of December 31, 2010, the portfolio company was classified as a Non-Control Investment. As of December 31, 2011, ACAS now has a controlling interest of more than 25% or has greater than 50% representation of the board of directors of the portfolio company and is therefore classified as a Control Investment.

(7)
As of December 31, 2010, the portfolio company was classified as an Affiliate Investment. As of December 31, 2011, ACAS now has a controlling interest of less than 5% and is therefore classified as a Non-Control Investment.

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