Form 10-Q
period 2012-03-31
AMERICAN CAPITAL, LTD
filed 2012-05-07
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer's common stock, $0.01 par value legally outstanding as of April 30, 2012, was 332,602,529.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,412 and $2,781, respectively)	$1,755	$2,113
Affiliate investments (cost of $157 and $148, respectively)	127	107
Control investments (cost of $3,753 and $3,810, respectively)	3,497	2,910
Total investments at fair value (cost of $6,322 and $6,739, respectively)	5,379	5,130
Cash and cash equivalents	313	204
Restricted cash and cash equivalents	205	80
Interest receivable	22	24
Deferred tax asset, net	396	428
Derivative agreements at fair value	10	10
Other	96	85
Total assets	$6,421	$5,961
Liabilities and Shareholders’ Equity
Debt ($294 and $227 due within one year, respectively)	$1,132	$1,251
Derivative agreements at fair value	105	99
Other	70	48
Total liabilities	1,307	1,398
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 332.5 and 336.4 issued and 325.6 and 329.1 outstanding, respectively	3	3
Capital in excess of par value	7,024	7,053
Distributions in excess of net realized earnings	(1,058)	(999)
Net unrealized depreciation of investments	(855)	(1,494)
Total shareholders’ equity	5,114	4,563
Total liabilities and shareholders’ equity	$6,421	$5,961
Net Asset Value Per Common Share Outstanding	$15.71	$13.87

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$69	$94
Affiliate investments	3	2
Control investments	64	50
Total interest and dividend income	136	146
Fee income
Non-Control/Non-Affiliate investments	2	7
Control investments	11	6
Total fee income	13	13
Total operating income	149	159
Operating Expenses
Interest	16	29
Salaries, benefits and stock-based compensation	37	36
General and administrative	15	11
Total operating expenses	68	76
Net Operating Income Before Income Taxes	81	83
Tax provision	(32)	—
Net Operating Income	49	83
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(53)	12
Affiliate investments	(1)	—
Control investments	(68)	(2)
Foreign currency transactions	1	—
Derivative agreements	(8)	(13)
Tax benefit	22	—
Total net realized loss	(107)	(3)
Net unrealized appreciation (depreciation)
Portfolio company investments	627	256
Foreign currency translation	38	85
Derivative agreements	(6)	13
Tax provision	(21)	—
Total net unrealized appreciation	638	354
Total net gain	531	351
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$580	$434

Net Operating Income Per Common Share
Basic	$0.15	$0.24
Diluted	$0.14	$0.23
Net Earnings Per Common Share
Basic	$1.75	$1.25
Diluted	$1.71	$1.21
Weighted Average Shares of Common Stock Outstanding
Basic	330.9	346.1
Diluted	339.6	358.4
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Operations
Net operating income	$49	$83
Net realized loss	(107)	(3)
Net unrealized appreciation	638	354
Net earnings	580	434
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	7	4
Repurchase of common stock	(48)	—
Stock-based compensation	12	10
Net (decrease) increase in net assets resulting from capital share transactions	(29)	14
Total increase (decrease) in net assets	551	448
Net assets at beginning of period	4,563	3,668
Net assets at end of period	$5,114	$4,116

Net asset value per common share outstanding	$15.71	$11.97
Common shares outstanding at end of period	325.6	343.9

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net earnings	$580	$434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation	(638)	(354)
Net realized loss	107	3
Accrued payment-in-kind interest and dividends on investments	(56)	(57)
Amortization of deferred finance costs, premiums and discounts	3	8
Depreciation of property and equipment	2	2
Stock-based compensation	12	10
Decrease in deferred tax asset, net	32	—
Decrease in interest receivable	1	2
Increase in other assets	(17)	(6)
Increase (decrease) in other liabilities	22	(2)
Other	(2)	2
Net cash provided by operating activities	46	42
Investing Activities
Purchases and originations of investments	(73)	(49)
Repayments from portfolio company revolving credit facility investments, net	35	6
Principal repayments on debt investments	298	157
Payment of accrued PIK notes and dividend and accreted original issue discounts	51	43
Proceeds from sales of equity investments	47	63
Interest rate derivative periodic interest payments, net	(8)	(13)
Other	(2)	6
Net cash provided by investing activities	348	213
Financing Activities
Payments on secured borrowings	(1)	(300)
Payments on notes payable from asset securitizations	(118)	(217)
Proceeds from issuance of common stock upon exercise of stock options	7	4
Repurchase of common stock	(48)	—
(Increase) decrease in debt service escrows	(125)	87
Net cash used in financing activities	(285)	(426)
Net increase (decrease) in cash and cash equivalents	109	(171)
Cash and cash equivalents at beginning of period	204	269
Cash and cash equivalents at end of period	$313	$98

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Per Share Data
Net asset value at beginning of the period	$13.87	$10.71
Net operating income(1)	0.15	0.24
Net realized loss(1)	(0.33)	(0.01)
Net unrealized appreciation(1)	1.93	1.02
Net earnings(1)	1.75	1.25
Issuance of common stock	(0.05)	(0.02)
Repurchase of common stock	0.12	—
Other, net(2)	0.02	0.03
Net asset value at end of period	$15.71	$11.97
Ratio/Supplemental Data
Per share market value at end of period	$8.68	$9.91
Total investment return(3)	28.97%	31.08%
Shares outstanding at end of period	325.6	343.9
Net assets at end of period	$5,114	$4,116
Average net assets(4)	$4,839	$3,892
Average debt outstanding(5)	$1,183	$2,001
Average debt outstanding per common share(1)	$3.58	$5.78
Portfolio turnover rate(6)	7.17%	4.37%
Ratio of operating expenses to average net assets(6)	5.65%	7.92%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.32%	4.90%
Ratio of interest expense to average net assets(6)	1.33%	3.02%
Ratio of net operating income to average net assets(6)	4.07%	8.65%

(1)	Weighted average basic per share data.

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

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.1%	6/16		$71.3	$70.9	$71.3
		Convertible Preferred Stock(7)			70,752		69.6	117.7
		Common Stock(4)(7)			17,687,156		15.8	27.8
							156.3	216.8
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.2%	9/13		16.2	16.2	16.4
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	15.5%	12/12		7.9	7.9	7.8
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.5	18.2
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		15.0	14.9	14.9
		Mezzanine Debt(7)	18.6%	1/15		31.4	31.2	31.4
		Convertible Preferred Stock(4)(7)			148,742		30.0	41.0
		Common Stock(4)(7)			7,829		1.3	1.6
							77.4	88.9
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					6.6	6.1
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.9	29.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	8.4%	2/14		20.6	20.5	15.7
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		26.1	43.0
		Convertible Preferred Stock(7)			29,569		3.8	3.8
		Common Stock Warrants(4)(7)			89,020		16.9	4.2
							46.8	51.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.8	1.8
		Common Units(4)			3,830,068		0.7	1.0
							2.5	2.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		18.2	18.1	18.2
		Mezzanine Debt(6)(7)	15.5%	11/14		19.6	11.7	10.5
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							51.6	28.7
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	15.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.5%	12/12-5/13		21.7	21.7	21.7
		Senior Debt(6)(7)	15.8%	6/14-6/15		19.0	12.4	1.2
		Mezzanine Debt(6)(7)	20.0%	6/15		18.2	8.9	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
							82.1	22.9
Groupe Unipex(8)	Personal Products	Mezzanine Debt(7)	10.9%	5/17		6.9	6.1	6.7
		Common Stock Warrants(4)			840,001		0.9	—
							7.0	6.7
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.7%	10/14		3.5	2.9	1.0
IS Holdings I, Inc.	Software	Common Stock(4)(7)			1,165,930		—	14.4
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.7%	12/14		19.0	19.1	16.5
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.2%	12/14		22.5	21.3	15.4
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.3
		Warrant(4)			12.5%		0.8	3.3
							6.9	9.6
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.8%	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.6	2.6
		Common Stock(4)			633,408		0.1	—
							8.7	2.6
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.1	3.1	2.8
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	7.8%	12/15		13.8	13.6	5.5
		Senior Debt(6)(7)	8.5%	12/15		5.6	4.5	2.3
							18.1	7.8
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	16.5%	7/14		44.0	43.9	44.0
		Convertible Preferred Stock(4)(7)			14,938		14.9	16.2
							58.8	60.2
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		2.4	2.3	2.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.6
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		34.9	34.7	34.7
Qualium I(8)	Capital Markets	Common Stock(4)(7)			241,879		2.0	2.0
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	15.6%	10/14		31.0	30.8	31.0
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							269.1	31.0
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	10.2
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.9	17.8	17.9
		Convertible Preferred Stock(4)(7)			77,640,000		7.8	15.8
		Common Stock(4)(7)			78,242		0.1	—
							25.7	33.7
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		36.7	36.6	36.8
		Mezzanine Debt(7)	15.5%	8/15-8/16		42.0	41.7	40.9
		Mezzanine Debt(6)(7)	17.5%	8/17		35.3	27.4	24.8
							105.7	102.5
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		46.8	46.6	46.8
		Mezzanine Debt(7)	15.3%	6/15-6/16		55.6	55.2	55.6
		Convertible Preferred Stock(4)(7)			84,043		40.8	27.4
							142.6	129.8
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		40.9	40.5	40.5
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		58.0	57.8	47.9
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		83.3	83.1	83.5
		Mezzanine Debt(7)	20.3%	11/15		37.3	37.3	37.8
		Convertible Preferred Stock(7)			8,263,171		11.3	23.2
							131.7	144.5
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	47.8
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			26,977		0.1	0.1
		Common Stock(4)			3,218,667		3.8	3.7
							3.9	3.8
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.0%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.5%	7/14-9/15		100.0	99.7	99.1
		Convertible Preferred Stock(4)(7)			2,008,575		231.4	103.3
		Common Stock(4)(7)			502,144		49.8	—
							384.8	206.3

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.1
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	9.0	1.1
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	7/17		67.5	33.1	8.8
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	7.8	0.2
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	10.8	2.7
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		7.0	4.1	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.2	1.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	20.9	1.3
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.3
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		22.7	13.0	0.8
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	5/17		20.0	10.8	0.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	10/17		71.0	42.4	2.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.7%	10/17-9/24		96.2	38.9	4.8
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	6.1
		Subordinated Notes(7)				25.9	15.4	18.7
							23.8	24.8
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	16.7	14.9
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		5.0	2.9
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		4.8	6.8
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	9.9	15.6
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	14.9	24.5
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.0	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.0	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		22.8	9.1
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		4.1	2.5
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.6	10.9
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.5	2.8
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.3
		Subordinated Securities(7)			15,000		8.2	11.2
							9.6	12.5
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.5	0.7
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.4
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	4.8	6.5
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	6.0
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	10.1	9.9
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		4.9	7.3
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.6	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	15.7	14.0
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.5	14.4
Subtotal Non-Control / Non-Affiliate Investments (33% of total investments at fair value)							$2,412.3	$1,754.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp,(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$41.8
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$7.0	7.0	6.7
		Redeemable Preferred Stock(4)(7)			859		1.6	1.0
		Common Stock(4)(7)			3,061		5.0	—
							13.6	7.7
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		9.4	9.4	9.6
		Common Stock(4)(7)			110,684		11.8	11.3
							21.2	20.9
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	5/12		5.0	3.2	1.6
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	1.6
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	16.8%	12/12-7/13		12.1	12.1	12.1
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							21.1	23.0
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	8.2
Neways Holdings, L.P.	Personal Products	Senior Debt(7)	16.0%	8/14		9.2	9.2	8.8
		Common Units(4)			10.6%		9.5	5.2
							18.7	14.0
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(7)			4,213		1.6	3.3
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.2	—
		Common Units(4)			350,000		0.3	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
WFS Holding, LLC	Software	Preferred Interest			20,403,772		2.4	4.2
Subtotal Affiliate Investments (2% of total investments at fair value)							$156.5	$127.2

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.3	$—
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.7	3.7	—
		Common Stock(7)			100%		6.0	11.7
							9.7	11.7
American Capital, LLC	Capital Markets	Senior Debt(7)	3.2%	9/16		6.0	6.0	6.0
		Common Membership Interest(7)			100%		92.5	729.9
							98.5	735.9
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	13.9%	7/16		35.3	35.1	35.2
		Redeemable Preferred Stock(7)			403,357		41.5	57.2
		Common Stock(4)(7)			128,681		10.8	3.6
		Common Stock Warrants(4)(7)			204,663		17.3	5.7
							104.7	101.7
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.4
		Common Stock(4)(7)			65		0.7	—
							0.8	1.4
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.2%	5/13		18.7	18.7	18.7
		Redeemable Preferred Stock(4)(7)			21,215		42.8	7.5
							61.5	26.2
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.2	1.0
		Convertible Preferred Stock(4)(7)			858,410		—	10.9
		Common Stock(4)(7)			188,889		—	1.8
							1.2	13.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/12		4.5	4.4	0.1
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(6)(7)	3.0%	5/12-10/12		1.0	0.9	1.0
		Convertible Preferred Stock(4)(7)			11,532,842		12.5	—
							13.4	1.0
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	3.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.5	40.3	40.5
		Mezzanine Debt(7)	7.3%	11/16		16.9	16.8	16.8
		Mezzanine Debt(6)(7)	—%	11/16		14.0	11.7	1.1
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							119.4	58.4
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.6	14.5	14.6
		Common Stock(4)(7)			583		11.1	10.4
							25.6	25.0
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.7%	7/13		7.0	7.0	7.0
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Convertible Preferred Stock(4)(7)			11,728		20.7	12.8
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							50.8	19.8
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.8%	12/13		88.4	88.4	88.4
		Ordinary Shares(4)(7)			431,895,528		1,267.3	711.3
							1,355.7	799.7
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		46.0	45.7	46.0
		Common Membership Units(4)(7)			58,297		44.5	4.2
							90.2	50.2
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.0	40.2
		Mezzanine Debt(7)	18.7%	4/14-10/14		39.2	39.1	39.2
		Mezzanine Debt(6)(7)	22.5%	10/14		22.8	8.0	2.3
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							103.3	81.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		67.8	37.9	14.7
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.6	14.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	8.2	5.6
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							23.3	5.6
Future Food, Inc.	Food Products	Senior Debt(7)	5.2%	3/14		1.6	1.6	1.6
		Senior Debt(6)(7)	5.2%	3/14		15.4	1.1	1.1
		Common Stock(4)(7)			64,917		12.9	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							16.9	2.7
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	4.2%	1/17		5.0	5.0	5.0
		Senior Debt(6)(7)	12.0%	1/17		22.1	18.7	10.4
		Mezzanine Debt(6)(7)	24.5%	7/17		23.9	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							32.0	15.4
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		13.0	9.8	4.5
		Redeemable Preferred Stock(4)(7)			6,482,972		6.6	—
							16.4	4.5
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.4	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Mezzanine Debt(7)	14.0%	3/18		15.0	15.0	15.0
		Common Stock(4)(7)			985		30.3	30.9
							45.3	45.9
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.5	1.5	1.5
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	9.5
							15.1	16.5
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.2%	6/12		2.7	2.7	2.7
		Mezzanine Debt(6)(7)	18.0%	2/13		13.9	8.9	4.3
							11.6	7.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	6.3%	9/12		1.5	1.5	1.5
		Mezzanine Debt(7)	17.0%	9/13		12.2	12.2	12.3
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	5.4
		Common Stock(4)(7)			3,299,582		3.3	—
							30.2	19.2
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(7)			419,819		68.2	148.1
		Common Stock(4)(7)			53,678		5.1	9.6
		Common Stock Warrants(4)(7)			222,156		18.6	39.9
							91.9	197.6
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		2.2	4.3
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	2/13-2/14		31.6	31.5	31.6
		Redeemable Preferred Stock(7)			2,485		1.4	1.4
		Convertible Preferred Stock(4)(7)			38,326		13.7	8.9
							46.6	41.9
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	6.5%	8/13		12.3	11.5	9.6
		Common Stock(4)(7)			860,189		0.1	—
							11.6	9.6
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		49.0	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		15.3	15.3	14.1
		Senior Debt(6)(7)	6.5%	4/16		70.0	65.8	29.8
		Common Stock(4)(7)			73,953		58.2	—
							139.3	43.9
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.3%	8/16-10/16		134.6	134.1	134.6
		Mezzanine Debt(6)(7)	23.0%	10/16		38.9	19.8	4.1
		Common Membership Units(4)(7)			478,488		17.5	—
							171.4	138.7
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.7%	12/12		6.5	6.5	6.5
		Mezzanine Debt(7)	17.0%	12/14		10.5	10.4	10.5
		Mezzanine Debt(6)(7)	19.0%	12/14		14.8	7.3	0.7
		Common Stock(4)(7)			367,881		4.2	—
							28.4	17.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		29.0	28.8	29.0
		Redeemable Preferred Stock(7)			36,267		36.7	48.3
		Common Stock(4)(7)			40,295		3.9	7.3
		Common Stock Warrants(4)(7)			116,065		11.6	20.9
							81.0	105.5
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Small Smiles Holding Company, LLC(10)	Health Care Providers & Services	Senior Debt(6)(7)	6.8%	2/15		8.5	6.2	—
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							57.8	—
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.5%	7/14		5.6	5.6	5.6
		Mezzanine Debt(7)	12.6%	6/15		138.8	138.2	138.8
		Convertible Preferred Stock(7)			1,101,673		151.7	159.3
		Common Stock(4)(7)			275,419		27.5	—
							323.0	303.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		36.5	36.3	36.5
		Redeemable Preferred Stock(7)			122,017		12.2	17.9
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							52.2	91.5
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/12		22.3	20.8	22.1
		Preferred Membership Units(7)			20,000		25.0	15.4
		Common Units(4)(7)			490,000		2.0	24.2
							47.8	61.7
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.6	5.6	5.6
		Redeemable Preferred Stock(4)(7)			301,556		7.9	11.2
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	16.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.6%	6/12		13.8	13.8	13.8
		Mezzanine Debt(7)	14.5%	6/12		24.3	14.0	29.0
		Redeemable Preferred Stock(4)			1,890		1.9	—
							29.7	42.8
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		7.7	8.3
		Common Membership Units(4)(7)			27,400		1.9	1.9
							15.6	16.2
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		88.9	88.6	89.0
		Convertible Preferred Stock(7)			703,406		107.0	177.3
		Common Stock(4)(7)			175,853		17.6	35.2
							213.2	301.5

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		14.7	6.9
Subtotal Control Investments (65% of total investments at fair value)							$3,753.0	$3,496.9
Total Investment Assets							$6,321.8	$5,378.6

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Float/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$27.4	$—	$10.1
Subtotal Derivative Assets						$—	$10.1

BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	$236.7	$—	$(42.9)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.0%/LIBOR	1/14-8/19	3	210.4	—	(22.6)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	114.8	—	(15.3)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(15.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.2	—	(4.3)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.6)
Subtotal Derivative Liabilities						$—	$(104.8)
Total Derivative Agreements, Net						$—	$(94.7)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Invesco Stit Treasury Portfolio	$12.5	$12.5
Fidelity Money Market Pt CI I	12.5	12.5
Federated Tax-Free Obligation Fund	12.0	12.0
Morgan Stanley Liq Treas Srv	10.8	10.8
Fidelity Governmental Fund 57	10.3	10.3
Total Money Market Funds	$58.1	$58.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(10)	Portfolio company has filed for reorganization under Chapter 11 of the United States Code.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		$70.8	$70.3	$70.8
		Convertible Preferred Stock(7)			70,752		68.1	111.7
		Common Stock(4)(7)			17,687,156		15.8	26.7
							154.2	209.2
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		16.1	16.0	16.3
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	14.3%	12/12		13.7	13.6	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.1%	6/14		18.5	18.5	16.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.0	15.9	16.0
		Mezzanine Debt(7)	18.6%	1/15		30.3	30.1	30.3
		Convertible Preferred Stock(4)(7)			148,742		29.6	32.7
		Common Stock(4)(7)			7,829		1.3	1.7
							76.9	80.7
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					4.8	4.3
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.3%	9/14		30.0	29.8	27.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	4/13		51.6	51.5	52.2
		Common Stock(4)			583		0.6	1.2
							52.1	53.4
Contec, LLC	Household Durables	Mezzanine Debt(6)(7)	12.5%	9/15		16.9	16.8	—
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.6%	2/14		20.5	20.5	13.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		25.3	42.2
		Convertible Preferred Stock(4)(7)			29,569		3.0	3.8
		Common Stock Warrants(4)(7)			89,020		16.9	1.2
							45.2	47.2
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.7	1.7
		Common Units(4)			3,830,068		0.7	1.1
							2.4	2.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		17.7	17.6	17.7
		Mezzanine Debt(6)(7)	15.5%	11/14		19.1	11.8	9.2
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							51.2	26.9
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	14.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	12/12-5/13		18.6	18.6	18.6
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.9	13.3	8.3
		Mezzanine Debt(6)(7)	20.0%	6/15		17.3	8.9	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
		Convertible Preferred Stock(4)(7)			21,715		23.3	—
		Common Stock(4)(7)			5,429		5.8	—
							109.0	26.9
Groupe Unipex(8)	Personal Products	Mezzanine Debt	10.9%	5/17		6.8	6.0	5.8
		Common Stock Warrants(4)			840,001		0.9	0.8
							6.9	6.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	2.9	1.0
IS Holdings I, Inc.	Software	Common Stock(7)			1,165,930		—	9.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	15.6
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.3%	12/14		22.5	21.6	14.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.2
		Warrant(4)			12.5%		0.8	3.4
							6.9	9.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.6%	10/14		124.0	123.5	124.5
		Mezzanine Debt(7)	14.1%	4/15		57.3	56.9	57.3
		Convertible Preferred Stock(7)			435,724		68.6	141.1
		Common Stock(4)(7)			24,503		2.8	4.1
		Common Stock Warrants(4)(7)			222,156		18.6	37.5
							270.4	364.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.9%	3/15		5.0	5.0	4.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.7	3.4
		Common Stock(4)			633,408		0.1	—
							8.8	3.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.2	3.3	2.9
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	7.8%	12/15		13.6	13.3	6.5
		Senior Debt(6)(7)	8.5%	12/15		5.5	4.5	2.7
							17.8	9.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	16.5%	7/14		43.2	43.1	43.2
		Convertible Preferred Stock(4)(7)			14,938		14.9	20.3
							58.0	63.5
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		2.6	2.5	2.2
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(4)(7)			5,000,000		—	8.2
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		34.4	34.3	32.7
Qualium I(8)	Capital Markets	Common Stock(4)(7)			241,879		2.0	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	13.6%	10/14		30.7	30.6	30.7
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							268.9	30.7
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	9.6
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.8	17.7	17.8
		Convertible Preferred Stock(4)(7)			77,640,000		7.7	15.8
		Common Stock(4)(7)			78,242		0.1	—
							25.5	33.6
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		37.3	37.1	37.4
		Mezzanine Debt(7)	15.5%	8/15-8/16		41.6	41.3	40.6
		Mezzanine Debt(6)(7)	17.5%	8/17		33.8	18.5	23.7
							96.9	101.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		47.0	46.8	47.1
		Mezzanine Debt(7)	15.3%	6/15-6/16		55.1	54.8	55.2
		Convertible Preferred Stock(4)(7)			84,043		40.7	27.2
							142.3	129.5
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		40.6	40.2	40.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		58.0	57.8	45.6
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		83.1	82.7	83.2
		Mezzanine Debt(7)	20.0%	11/15		35.5	35.5	36.0
		Convertible Preferred Stock(7)			8,263,171		10.8	22.7
							129.0	141.9
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	44.2
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Common Stock(4)			3,218,667		3.8	4.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		99.0	98.6	94.9
		Convertible Preferred Stock(4)(7)			2,008,575		229.3	81.8
		Common Stock(4)(7)			502,144		49.8	—
							381.6	180.6

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.1
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	9.3	1.4
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	7/17		67.5	33.9	11.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	7.9	0.2
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	11.3	2.2
GE Commercial Mortgage Corporation, Series 2007-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	12/19		4.4	4.0	—
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		7.0	4.1	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.2	1.0
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	21.4	1.5
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.3
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.1	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		32.8	18.7	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	7.0%	5/17		20.0	10.8	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	10/17		66.0	42.4	2.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	39.6	5.3
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	5.7
		Subordinated Notes(7)				25.9	16.1	16.8
							24.5	22.5
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	17.1	13.5
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		4.8	2.7
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		5.0	6.5
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	10.2	14.4
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	15.5	23.5
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.1	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.0	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		22.4	8.7
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		3.8	2.2
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.6	9.8
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.4	2.6
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		8.6	9.6
							10.0	10.8
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.6	0.8
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.1
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	5.1	6.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	5.3
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	10.2	9.2
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		5.3	6.9
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.6	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	16.0	13.1
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.7	12.8
Subtotal Non-Control / Non-Affiliate Investments (41% of total investments at fair value)							$2,781.2	$2,113.3

AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp,(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$34.6
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$7.0	6.9	6.7
		Redeemable Preferred Stock(4)(7)			859		1.6	1.0
		Common Stock(4)(7)			3,061		5.0	—
							13.5	7.7
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		9.7	9.7	9.2
		Common Stock(4)(7)			110,684		11.8	5.2
							21.5	14.4
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	2/11		4.9	3.2	4.7
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	4.7
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	—%	4/12		4.1	3.9	3.2
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							12.9	14.1
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	6.9
Neways Holdings, L.P.(8)	Personal Products	Senior Debt(6)(7)	17.3%	2/12		29.1	18.4	15.8
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(7)			4,213		1.6	2.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	—
		Common Units(4)			350,000		0.4	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
WFS Holding, LLC	Software	Preferred Interest			20,403,772		2.3	3.0
Subtotal Affiliate Investments (2% of total investments at fair value)							$148.1	$106.5

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.5	$2.7
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.5	3.7	0.6
		Common Stock(7)			100%		11.3	15.1
							15.0	15.7
American Capital, LLC	Capital Markets	Senior Debt(7)	3.3%	9/16		6.0	6.0	6.0
		Common Membership Interest(7)			100%		39.6	390.1
							45.6	396.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.6	43.3	43.6
		Redeemable Preferred Stock(7)			403,357		40.4	56.1
		Common Stock(4)(7)			128,681		10.8	0.8
		Common Stock Warrants(4)(7)			204,663		17.3	1.2
							111.8	101.7
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.6	2.6	2.6
		Mezzanine Debt(7)	17.1%	8/12		64.0	63.9	67.1
		Redeemable Preferred Stock(4)(7)			15,107		30.8	34.2
		Convertible Preferred Stock(4)(7)			2,549,410		8.8	—
		Preferred Stock Warrants(4)(7)			230,681		1.0	—
							107.1	103.9
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.5
		Common Stock(4)(7)			65		0.7	—
							0.8	1.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		18.4	18.4	18.4
		Redeemable Preferred Stock(4)(7)			21,215		42.8	7.5
							61.2	25.9
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.3	1.0
		Convertible Preferred Stock(4)(7)			858,410		—	11.7
		Common Stock(4)(7)			188,889		—	2.0
							1.3	14.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	2/12		4.6	4.6	0.3
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(7)	3.0%	4/12-10/12		1.0	1.0	1.0
		Convertible Preferred Stock(4)(7)			11,532,842		12.4	1.4
							13.4	2.4
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	4.1
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.5	40.3	40.5
		Mezzanine Debt(6)(7)	3.9%	11/16		30.6	25.6	15.0
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							116.5	55.5
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.5	14.4	14.5
		Common Stock(4)(7)			583		11.1	11.1
							25.5	25.6
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		7.5	7.5	7.5
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Convertible Preferred Stock(4)(7)			11,728		20.7	6.8
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							51.3	14.3
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.8%	12/13		73.4	73.3	73.4
		Ordinary Shares(4)(7)			431,895,528		1,267.3	547.3
							1,340.6	620.7
European Touch, Ltd. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	1/12-2/12		0.4	0.4	0.1
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.2	44.9	45.2
		Common Membership Units(4)(7)			58,297		44.5	11.6
							89.4	56.8
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.0	40.1
		Mezzanine Debt(7)	18.7%	4/14-10/14		38.1	38.0	38.1
		Mezzanine Debt(6)(7)	22.5%	10/14		21.6	8.2	2.5
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							102.4	80.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		64.7	37.9	14.7
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.6	14.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	8.2	6.6
		Mezzanine Debt(6)(7)	15.0%	5/14		11.7	8.8	—
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							32.1	6.6
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	3/12		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	3/12		15.4	14.3	2.8
		Common Stock(4)(7)			64,917		13.0	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							30.2	4.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.1%	1/12		20.1	20.1	20.1
		Senior Debt(6)(7)	12.0%	1/12		6.4	5.0	1.5
		Mezzanine Debt(6)(7)	24.5%	10/12		21.9	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							33.4	21.6
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		12.6	9.8	4.4
		Redeemable Preferred Stock(4)(7)			26,070,518		33.1	—
							42.9	4.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.3	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.7	18.7	18.7
		Mezzanine Debt(7)	8.0%	12/14		46.8	46.7	46.8
		Redeemable Preferred Stock(4)(7)			6,160		3.4	—
		Convertible Preferred Stock(4)(7)			15,797		12.2	17.1
		Common Stock(4)(7)			14,000		1.4	—
		Common Stock Warrants(4)(7)			464,242		2.9	—
							85.3	82.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.7	1.7	1.7
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	8.9
							15.3	16.1
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	6/12		2.7	2.7	3.2
		Mezzanine Debt(6)(7)	18.0%	2/13		13.7	8.9	4.2
							11.6	7.4
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	6.3%	9/12		1.0	1.0	1.0
		Mezzanine Debt(7)	17.0%	9/13		12.1	12.0	12.1
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	5.4
		Common Stock(4)(7)			3,299,582		3.3	—
							29.5	18.5
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		6.4	4.7
Montgomery Lane, LTD(8)(9)	Diversified Financial Services	Common Membership Units(4)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	2/13-2/14		30.7	30.6	30.7
		Redeemable Preferred Stock(7)			2,485		1.4	1.4
		Convertible Preferred Stock(4)(7)			38,326		13.6	8.9
							45.6	41.0
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	6.5%	8/13		17.4	17.0	15.9
		Common Stock(4)(7)			860,189		0.1	—
							17.1	15.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		47.7	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		14.8	14.7	13.6
		Senior Debt(6)(7)	6.5%	4/16		68.9	65.9	22.1
		Common Stock(4)(7)			73,953		58.2	—
							138.8	35.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.3%	8/16		131.5	131.0	131.5
		Mezzanine Debt(6)(7)	23.0%	10/16		37.1	19.8	4.1
		Common Membership Units(4)(7)			478,488		17.5	—
							168.3	135.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.6%	12/12		6.8	6.8	6.8
		Mezzanine Debt(6)(7)	18.2%	12/14		24.1	15.4	9.4
		Common Stock(4)(7)			367,881		4.2	—
							26.4	16.2
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.8	28.6	28.8
		Redeemable Preferred Stock(7)			36,267		35.7	47.3
		Common Stock(4)(7)			40,295		3.9	4.6
		Common Stock Warrants(4)(7)			116,065		11.6	13.3
							79.8	94.0
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(6)(7)	6.5%	2/15		8.5	6.2	2.7
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							57.8	2.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.6	5.6	5.6
		Mezzanine Debt(7)	12.6%	6/15		137.0	136.4	137.0
		Convertible Preferred Stock(7)			1,101,673		148.4	156.1
		Common Stock(4)(7)			275,419		27.5	—
							317.9	298.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		36.3	36.1	36.3
		Redeemable Preferred Stock(7)			122,017		11.9	17.5
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							51.7	90.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/12		22.4	20.4	21.7
		Preferred Membership Units(7)			20,000		24.3	14.6
		Common Units(4)(7)			490,000		2.0	24.2
							46.7	60.5
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.7	5.6	5.7
		Redeemable Preferred Stock(4)(7)			301,556		7.9	9.0
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	14.7
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.5%	6/12		13.5	13.5	13.5
		Mezzanine Debt(7)	14.5%	6/12		23.5	13.1	24.6
		Redeemable Preferred Stock(4)			14,630		14.6	—
		Common Stock(4)			126,001		1.3	—
							42.5	38.1
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		7.4	8.0
		Common Membership Units(4)(7)			27,400		1.9	9.0
							15.3	23.0
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		88.5	88.1	88.5
		Convertible Preferred Stock(7)			703,406		104.9	175.2
		Common Stock(4)(7)			175,853		17.6	35.2
							210.6	298.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		14.4	6.0
Subtotal Control Investments (57% of total investments at fair value)							$3,809.5	$2,910.4
Total Investment Assets							$6,738.8	$5,130.2

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Float/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$20.6	$—	$9.7
Subtotal Derivative Assets						$—	$9.7

BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	$251.5	$—	$(36.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	216.7	—	(23.3)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	116.5	—	(15.7)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(14.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.9	—	(4.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.8)
Subtotal Derivative Liabilities						$—	$(98.6)
Total Derivative Agreements, Net						$—	$(88.9)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Federated Tax-Free Obligation Fund	$7.0	$7.0
Morgan Stanley Liq Treas Srv	5.8	5.8
Federated Governmental Fund 57	5.3	5.3
Fidelity Money Market Pt CI I	5.0	5.0
Invesco Stit Treasury Portfolio	5.0	5.0
Total Money Market Funds	$28.1	$28.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

We are also an alternative asset manager with $101 billion of assets under management as of March 31, 2012, including $95 billion of third-party assets. Our alternative asset fund management is conducted through our wholly-owned portfolio company, American Capital, LLC. American Capital, LLC manages the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”).

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

To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company's assets, third-party valuations of the portfolio company, offers from third-parties to buy the portfolio company and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability, relative performance, and for portfolio companies in which we control, a control premium to the market price of comparable public companies. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium. Further, a change in the future growth assumptions in projected future financial results could have a directionally opposite change in the assumptions used for determining an appropriate discount rate.

In valuing convertible debt, equity or other similar securities, we value our investment based on its priority in the waterfall and based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt at the face amount of the debt to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the portfolio company, we reduce the fair value of our debt investment beginning with the junior most debt such that the enterprise value less the fair value of the outstanding debt is zero.

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

For debt and redeemable preferred equity investments of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Investments in Alternative Asset Investment Funds

For an investment in an investment fund which does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services-Investment Companies, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of market price to NAV per share of comparable publicly traded funds and trades or sales of

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, expected future cash flows available to equity holders or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of March 31, 2012, we had an investment in European Capital, a wholly-owned investment fund which invests in buyouts of private companies sponsored by European Capital, invests in the buyouts of private equity buyouts sponsored by other private equity firms and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment including the determination of the fair value of European Capital's investment portfolio.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$847	$847
Mezzanine Debt	—	—	1,343	1,343
Preferred Equity	—	—	1,116	1,116
Common Equity	—	42	1,715	1,757
Equity Warrants	—	—	85	85
Structured Products	—	—	231	231
Derivative Agreements, Net	—	—	(95)	(95)
Total	$—	$42	$5,242	$5,284

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$1,054	$1,054
Mezzanine Debt	—	—	1,464	1,464
Preferred Equity	—	—	1,110	1,110
Common Equity	—	35	1,172	1,207
Equity Warrants	—	—	77	77
Structured Products	—	—	218	218
Derivative Agreements, Net	—	—	(89)	(89)
Total	$—	$35	$5,006	$5,041

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended March 31, 2012 and 2011:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,172	$77	$218	$(89)	$5,006
Net realized gain (loss)(1)	(13)	(25)	(71)	(14)	7	(9)	(8)	(133)
Reversal of prior period net depreciation (appreciation) on realization(2)	12	21	70	12	(7)	9	8	125
Net unrealized appreciation (depreciation)(2)(3)	5	(1)	37	466	16	18	(14)	527
Purchases(4)	16	49	25	53	—	—	—	143
Sales(5)	—	—	(33)	(13)	(8)	—	—	(54)
Settlements, net(6)	(227)	(165)	(22)	39	—	(5)	8	(372)
Balances, March 31, 2012	$847	$1,343	$1,116	$1,715	$85	$231	$(95)	$5,242

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373
Realized gains (losses)(1)	1	—	6	(2)	—	—	(13)	(8)
Reversal of prior period net depreciation (appreciation) on realization(2)	2	—	(10)	—	(1)	—	11	2
Unrealized appreciation(2)(3)	14	16	5	271	5	39	2	352
Purchases(4)	33	52	32	3	—	—	—	120
Sales(5)	(8)	—	(78)	(17)	—	—	—	(103)
Settlements(6)	(136)	(80)	38	—	—	(8)	12	(174)
Balances, March 31, 2011	$1,188	$1,771	$1,127	$1,253	$83	$230	$(90)	$5,562

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum

Senior Debt	$847	Enterprise discounted cash flow	Discount rate	10%	76%
			Terminal value growth rate	—%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	15%
			Control premium	8%	24%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(30)%	5%
		Market yield	Market yield	7%	45%
			Estimated remaining life	0 yrs	4 yrs
Mezzanine Debt	$1,343	Enterprise discounted cash flow	Discount rate	10%	40%
			Terminal value growth rate	3%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	15%
			Control premium	—%	24%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	20%
		Market yield	Market yield	12%	20%
			Estimated remaining life	2 yrs	4 yrs
Preferred Equity	$1,116	Enterprise discounted cash flow	Discount rate	10%	68%
			Terminal value growth rate	—%	8%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	15%
			Control premium	8%	24%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40)%	20%
		Market yield	Market yield	18%	20%
			Estimated remaining life	4 yrs	4 yrs
Common Equity	$1,715	Enterprise discounted cash flow	Discount rate	10%	76%
			Terminal value growth rate	—%	8%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60)%	20%
			Control premium	—%	24%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	20%
Equity Warrants	$85	Enterprise discounted cash flow	Discount rate	10%	76%
			Terminal value growth rate	—%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	(10)%
			Control premium	9%	24%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(15)%	20%
Structured Products	$231	Discounted cash flow	Discount rate	10%	41%
			Constant prepayment rate	30%	30%
			Constant default rate	2%	4%
		Sales of comparable securities	Premium or (discount) to comparable transactions	(10)%	10%
Derivative Agreements, Net	$(95)	Discounted cash flow	Credit valuation adjustment	1%	6%

As of March 31, 2012 and December 31, 2011, loans on non-accrual status had a cost basis of $356 million and $419 million, respectively, and a fair value of $178 million and $219 million, respectively. As of March 31, 2012 and December 31, 2011, accruing loans with a cost basis of $3 million were greater than 90 days past due.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Cost
Senior debt	15.3%	17.7%
Mezzanine debt	22.4%	23.0%
Preferred equity	22.7%	22.9%
Common equity	31.3%	28.3%
Equity warrants	1.4%	1.3%
Structured Products	6.9%	6.8%
Total	100.0%	100.0%

Fair Value
Senior debt	15.7%	20.6%
Mezzanine debt	25.0%	28.5%
Preferred equity	20.7%	21.6%
Common equity	32.7%	23.5%
Equity warrants	1.6%	1.5%
Structured Products	4.3%	4.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of March 31, 2012 and December 31, 2011. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	March 31, 2012	December 31, 2011
Cost
Commercial Services and Supplies	10.0%	9.1%
Life Sciences Tools and Services	8.1%	7.4%
Household Durables	6.8%	6.8%
Hotels, Restaurants and Leisure	6.8%	6.2%
Real Estate and Real Estate Investment Trusts	6.7%	6.7%
Health Care Providers and Services	5.7%	5.1%
Internet and Catalog Retail	4.6%	4.2%
Professional Services	3.9%	3.3%
Aerospace and Defense	3.6%	3.3%
Auto Components	3.6%	3.2%
Food Products	3.4%	4.0%
Computers and Peripherals	3.3%	3.0%
Pharmaceuticals	3.0%	2.7%
Construction and Engineering	2.9%	2.6%
Health Care Equipment and Supplies	2.6%	2.2%
Capital Markets	2.4%	1.3%
Diversified Financial Services	2.3%	2.3%
Leisure Equipment and Products	2.3%	2.9%
Electrical Equipment	2.3%	5.5%
Diversified Consumer Services	2.2%	2.2%
Oil, Gas and Consumable Fuels	1.9%	1.7%
IT Services	1.8%	3.7%
Other	9.8%	10.6%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	March 31, 2012	December 31, 2011
Fair Value
Capital Markets	17.2%	9.6%
Commercial Services and Supplies	11.8%	11.7%
Hotels, Restaurants and Leisure	7.0%	7.0%
Health Care Providers and Services	5.9%	5.8%
Electrical Equipment	4.9%	9.0%
Life Sciences Tools and Services	4.7%	4.2%
Professional Services	3.9%	4.0%
Internet and Catalog Retail	3.4%	3.0%
Construction and Engineering	3.3%	3.3%
Aerospace and Defense	3.2%	3.1%
Health Care Equipment and Supplies	3.1%	2.8%
Pharmaceuticals	3.0%	3.0%
Food Products	2.9%	3.2%
Real Estate and Real Estate Investment Trusts	2.7%	2.9%
Computers and Peripherals	2.7%	2.8%
Diversified Consumer Services	2.4%	2.4%
Auto Components	2.4%	2.4%
Household Durables	2.2%	2.0%
Leisure Equipment and Products	1.7%	2.6%
Building Products	1.6%	1.5%
Other	10.0%	13.7%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products, as of March 31, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2012	December 31, 2011
Cost
International	26.2%	24.3%
Mid-Atlantic	19.8%	18.2%
Southwest	19.6%	22.7%
Northeast	10.5%	10.5%
Southeast	9.5%	10.5%
South-Central	9.4%	9.0%
North-Central	4.5%	4.2%
Northwest	0.5%	0.6%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	30.6%	25.1%
Southwest	20.8%	25.9%
International	17.7%	14.8%
Southeast	11.3%	13.7%
Northeast	10.7%	10.8%
North-Central	4.7%	5.0%
South-Central	3.9%	4.2%
Northwest	0.3%	0.5%
Total	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Fixed rate private secured notes due December 2013	$30	$30
Floating rate private secured loans due December 2013	16	17
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public notes due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	12	21
ACAS Business Loan Trust 2005-1 asset securitization	183	227
ACAS Business Loan Trust 2006-1 asset securitization	150	180
ACAS Business Loan Trust 2007-1 asset securitization	121	140
ACAS Business Loan Trust 2007-2 asset securitization	81	97
Total	$1,132	$1,251

The daily weighted average debt balance for the three months ended March 31, 2012 and 2011 was $1,183 million and $2,001 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2012 and 2011 was 5.5% and 5.7%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2012 and 2011 was 4.6% and 3.9%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of March 31, 2012 was 4.7%.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

As of March 31, 2012 and December 31, 2011, the aggregate fair value of the above borrowings was $1,116 million and $1,210 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 1 inputs for our publicly traded debt and Level 2 inputs for the remainder of our borrowings. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Secured Debt Agreements

As of March 31, 2012, we had secured loans (“Floating Rate Private Secured Loans”) outstanding under an amended and restated credit agreement and secured notes outstanding under an indenture (collectively with the amended and restated credit agreement, the “Secured Debt Agreements”), consisting of fixed rate private secured notes (“Fixed Rate Private Secured Notes”), call-protected fixed rate secured notes (“Fixed Rate Non-Amortizing Secured Notes”) and call-protected floating rate secured notes (“Floating Rate Non-Amortizing Secured Notes,” and collectively with the Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes, the “Secured Debt”).

Maturity Date and Optional Redemption—The Secured Debt has a final maturity date of December 31, 2013, unless earlier repaid. Prior to August 1, 2012, the Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes may be redeemed at our option in whole or in part from time to time so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding only at a price equal to (i) 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the Secured Debt Agreements) or (ii) the accrued and unpaid interest on the principal amount being redeemed plus the greater of (a) 100% of the principal amount being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Secured Debt Agreements), plus 30 basis points. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date.

Scheduled Amortization and Mandatory Redemption—As of March 31, 2012, there were no further required scheduled amortization payments on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory prepayments in certain instances as follows: (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) 25% of any Realized Proceeds, and (iv) 25% of Excess Cash Flow (as defined in the Secured Debt Agreements). However, as of March 31, 2012, we were entitled to retain the first $149 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes are not subject to amortization or mandatory redemptions.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus 5.50%.

In addition, the interest rates for each type of Secured Debt will increase by 0.50% per annum if we do not pay the remaining outstanding balance on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes by June 30, 2013. The increase will remain in effect for each succeeding day until the remaining balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes have been paid.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the interest rates on the Secured Debt as of March 31, 2012:

Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

Fees—We are required to pay a fee in an amount equal to 1% of the aggregate principal amount of the Secured Debt outstanding on December 31, 2012, payable on such date.

Security and Ranking—The Secured Debt is a senior obligation of ours and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets.

Covenants—The financial covenants under the Secured Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants. As of March 31, 2012, we were in compliance with all of the covenants under the Secured Debt Agreements.

Asset Securitizations

Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2012, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2012, our asset securitizations, which had an outstanding balance of $547 million, were secured by portfolio investments and assets with a fair value of approximately $1.3 billion. On April 25, 2012, the third-party notes issued by ACAS Business Loan Trust 2004-1 were paid off in full.

As of March 31, 2012, we were in compliance with all of the covenants under our asset securitizations.

Note 5.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of March 31, 2012, we were not in default under any of our interest rate swap agreements.

We have entered into interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of derivative agreements and subsequently record the cash payments as a net realized gain or loss on derivative agreements on the interest settlement date and are classified under investing activities in our consolidated statements of cash flows. Cash payments received or paid for the termination of an interest rate swap agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

During the three months ended March 31, 2012, we recorded $6 million of net unrealized depreciation from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations. During the three months ended March 31, 2011, we recorded $13 million of net unrealized appreciation from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations.

During the three months ended March 31, 2012 and 2011, we recorded a net realized loss of $8 million and $12 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three months ended March 31, 2011, cash termination payments totaling $1 million, were made to settle terminated interest rate swap agreements, which are recorded as a net realized loss in the financial statement line item derivative agreements in our consolidated statements of operations.

Credit Risk-Related Contingent Features

Our interest rate swap agreements under which American Capital is a party are secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets pari passu with the Secured Debt. Our other interest rate swap agreements were entered into by one of our subsidiary securitization trusts and a counterparty and are secured by a first priority lien (subject to certain permitted liens) on such trust's securitized assets pari passu with our securitized debt issued by the trust.

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate agreements outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $59 million and $50 million as of March 31, 2012 and December 31, 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of March 31, 2012 and December 31, 2011, the termination liability would have been $60 million and $61 million as of such dates, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate agreements outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $14 million and $15 million as of March 31, 2012 and December 31, 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of March 31, 2012 and December 31, 2011, the termination liability would have been $16 million and $18 million as of such dates, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an additional termination event that allows either party or, in one case, our counterparty, to elect on a designated date prior to the scheduled maturity date of the agreement to terminate all transactions outstanding under the agreement early on such date. If the optional early termination right is exercised, the early termination dates under the agreement would occur during the second or third quarters of 2012. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $66 million and $58 million as of March 31, 2012 and December 31, 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements early with us as a result of this provision as of March 31, 2012 and December 31, 2011, the termination liability would have been $68 million and $70 million as of such dates, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements entered into by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $32 million and $34 million as of March 31, 2012 and December 31, 2011, respectively. If such interest rate swap agreements could have been terminated early in accordance with their terms as of March 31, 2012 and December 31, 2011, the aggregate termination liability would have been $34 million and $38 million, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 6.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted net operating income per common share	$49	$83
Numerator for basic and diluted net earnings per common share	$580	$434
Denominator for basic weighted average common shares	330.9	346.1
Employee stock options and awards	8.7	12.3
Denominator for diluted weighted average common shares	339.6	358.4
Basic net operating income per common share	$0.15	$0.24
Diluted net operating income per common share	$0.14	$0.23
Basic net earnings per common share	$1.75	$1.25
Diluted net earnings per common share	$1.71	$1.21

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive.

Stock options and unvested shares under our deferred compensation plan of 32.4 million and 11.6 million for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

Note 7.	Commitments and Contingencies

As of March 31, 2012, we had commitments under loan and financing agreements to fund up to $110 million to 18 portfolio companies, with $12 million and $14 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 8.	Shareholders' Equity

Our common stock activity for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Common stock outstanding at beginning of period	329.1	342.4
Issuance of common stock under stock option plans	1.6	1.0
Repurchase of common stock	(5.5)	—
Distribution of common stock held in deferred compensation trust	0.4	0.5
Common stock outstanding at end of period	325.6	343.9

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Stock Repurchase and Dividend Program

During the third quarter of 2011, our Board of Directors adopted a program that may provide for additional repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, the our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividends program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the first quarter of 2012, we made open market purchases of 5.5 million shares, or $48 million, of our common stock at an average price of $8.79 per share.

Note 9.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both a net operating loss and net long-term capital loss for the tax year ended September 30, 2011 and for the six months ended March 31, 2012. Under Subchapter C of the Code, we are able to carry forward any net operating losses to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C of the Code, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

As a corporation taxed under Subchapter C of the Code, we are able to file a consolidated federal income tax return with corporate subsidiaries, including portfolio companies, in which we hold 80% or more of the outstanding equity interest measured by both vote and fair value. Effective for our tax year ended September 30, 2011, we intend to elect to file a consolidated federal income tax return with eligible portfolio companies. As a result, we have entered into a tax sharing agreement under which members of the consolidated tax group are compensated for losses and other tax benefits by members that are able to use those losses and tax benefits on their pro forma stand-alone federal income tax return.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the significant components of our deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$116	$86
Net unrealized depreciation of ordinary investments	158	203
Basis differences in ordinary investments	72	89
Stock-based compensation	51	51
Other	8	7
Total ordinary deferred tax assets	405	436
Net capital loss carryforwards	155	180
Net unrealized depreciation of capital investments	234	457
Basis differences in capital investments	235	204
Total capital deferred tax assets	624	841
Total deferred tax assets	1,029	1,277
Less valuation allowance	(624)	(841)
Total deferred tax assets less valuation allowance	405	436

Deferred tax liabilities
Other	(9)	(8)
Total deferred tax liabilities	(9)	(8)
Total net deferred tax assets	$396	$428

The table above classifies certain deferred tax assets and liabilities based on management's current estimate of the expected tax character of recognition of the reversal of the timing difference that gives rise to the deferred tax assets and liabilities as either ordinary or capital income. The ultimate tax character of the deferred tax assets and liabilities may change from the above classification based on the ultimate form of the recognition of the timing difference.

As of March 31, 2012, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of March 31, 2012, we do not believe we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintain a full valuation allowance of $624 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our cumulative net unrealized depreciation on our capital assets as of March 31, 2012, we do not believe that we can reliably forecast future net capital gains or appreciation to realize our capital deferred tax assets.

Assessing the recoverability of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realize the deferred tax assets could be impacted. Additionally, if we regain our status as a RIC, most or all of any net deferred tax asset would likely be written off.

As of March 31, 2012, we estimate that we have $305 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross deferred tax asset of $116 million. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of March 31, 2012, we estimate that we have $401 million of net capital loss carryforwards for federal income tax purposes and various state net capital loss carryforwards for which we have recorded a gross deferred tax asset of $155 million. Under rules governing the carryover of capital losses from a RIC to a C corporation, $113 million of these capital losses initially

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

had a carryforward of eight years, which will be reduced by one year for each year during the carryforward period (not to exceed three years) that we do not qualify as a RIC. If we remain a C corporation, $113 million will expire in 2015 and $288 million will expire in 2016. We will only be able to utilize these net capital loss carryforwards to the extent we generate future net capital gains within the carryforward periods.

A reconciliation of the tax provision computed at the US federal statutory income tax rate and our effective tax rate for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Tax on income computed at federal statutory tax rate	$214	$—
State taxes, net of federal tax benefit	24	—
Valuation allowance	(217)	—
Other	10	—
Total tax provision	$31	$—

Note 10.	Subsequent Event

On May 2, 2012, we received written approval from the Internal Revenue Service to change our tax accounting method related to the recognition of accrued but unpaid dividends on our investments in PIK preferred equity securities. The approval results in a cumulative adjustment related to investments held as of October 1, 2010 and also governs our tax treatment from that date forward. The impact of the subsequent event will be recorded in the quarter ending June 30, 2012. The method change should generate an immediate deferred tax benefit, net of reserves, of approximately $110 million to $115 million, due to an increase to the federal net operating loss carryforward of approximately $280 million to $294 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•Executive Overview

•Results of Operations

•Financial Condition, Liquidity and Capital Resources

•Forward-Looking Statements

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and global asset manager. We invest in private equity, private debt, private real estate securities and other investments, technology investments, special situation investments and alternative asset funds managed by us. These investments constitute, in part, what are considered alternative assets. We provide investors the opportunity to participate in the private equity and alternative asset management industry through an investment in our publicly traded stock.

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

We are also an alternative asset manager with $101 billion of assets under management as of March 31, 2012, including $95 billion of third-party assets. Our alternative asset fund management is conducted through our wholly-owned portfolio company, American Capital, LLC. American Capital, LLC manages the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) .

American Capital Investment Portfolio

We primarily invest in middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. Currently, we will invest up to $500 million in a single middle market company in North America. We also have investments in structured finance investments (“Structured Products”), including commercial mortgage backed securities (“CMBS”), collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us.

Portfolio Composition

As of March 31, 2012, we had investments in 144 portfolio companies totaling $5.4 billion at fair value, with an average investment size of $37 million, or 0.6% of total assets. As of March 31, 2012, our ten largest investments at fair value were $3.2 billion, or 49% of total assets, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
European Capital Limited	European Capital	Diversified Financial Services	$800	$1,356
American Capital, LLC	Asset Management	Capital Markets	736	99
SMG Holdings, Inc.	One Stop Buyouts®	Hotels, Restaurants & Leisure	304	323
WIS Holding Company, Inc.	One Stop Buyouts®	Commercial Services & Supplies	302	213
Affordable Care Holding Corp.	One Stop Buyouts®	Health Care Providers & Services	217	156
WRH, Inc.	One Stop Buyouts®	Life Sciences Tools & Services	206	385
Mirion Technologies, Inc.	One Stop Buyouts®	Electrical Equipment	198	92
The Tensar Corporation	Private Equity Buyouts	Construction & Engineering	145	132
Paradigm Precision Holdings, LLC	One Stop Buyouts®	Aerospace & Defense	139	171
SPL Acquisition Corp.	One Stop Buyouts®	Pharmaceuticals	130	143
Total			$3,177	$3,070

Our investments are composed of the following six product lines: (i) One Stop Buyouts®, (ii) Private Equity Buyouts, (iii) Direct and Other Investments, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of March 31, 2012, at fair value, as a percentage of total investments based on these different product lines, is shown below:

One Stop Buyouts®
49%
Structured Products
4%
Direct and Other Investments
3%
Asset Management
14%
European Capital
15%
Private Equity Buyouts
15%

Our new investments totaled $83 million and $152 million during the three months ended March 31, 2012 and 2011, respectively. The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. The type and aggregate dollar amount of new investments were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Direct and other investments	$—	$14
Add-on financing for acquisitions	56	—
Add-on financing for working capital in distressed situations	15	16
Add-on financing for growth and working capital	12	97
Add-on financing for recapitalizations, not including distressed investments	—	25
Total	$83	$152
We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Principal prepayments	$288	$149
Sale of equity investments	47	63
Payment of accrued PIK notes and dividend and accreted original issue discounts	51	43
Loan syndications and sales	—	6
Scheduled principal amortization	10	8
Total	$396	$269

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

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of March 31, 2012, the weighted average effective interest rate on our private finance debt investments was 11.1%, which includes the impact of non-accruing loans. As of March 31, 2012, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our investment in European Capital, was 69%, with a total equity investment at fair value of approximately $2.2 billion.

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

As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of March 31, 2012, we had board seats at 60 out of 102 of our private finance companies and had board observation rights on 8 of our remaining private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital, LLC Investment

Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, subsidiaries of American Capital, LLC enter into management agreements with each of its managed alternative asset funds. As of March 31, 2012, our investment in American Capital, LLC was $99 million at cost and $736 million at fair value, or 14% of our total investments at fair value. The discussion of the operations of American Capital, LLC includes its consolidated subsidiaries. As of March 31, 2012, its third-party assets under management totaled $95 billion, including $88 billion of assets under management in American Capital Agency Corp. (NASDAQ: AGNC) and $4 billion of assets under management in American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded residential mortgage real estate investment trusts (“REITs”).

American Capital, LLC had over 70 employees as of March 31, 2012, including seven investment teams with over 20 investment professionals located in Bethesda (Maryland), London and Paris. We have entered into service agreements with American Capital, LLC to provide it with additional asset management service support. Through these agreements, we provide investment advisory and oversight services to American Capital, LLC, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital, LLC a fee for the use of these services. American Capital, LLC generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the alternative asset funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC's funds under management as of March 31, 2012:

	European Capital	AGNC	MTGE	ACE I	ACE II	ACAS CLO-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (AGNC)	Publicly Traded REIT - NASDAQ (MTGE)	Private Equity Fund	Private Equity Fund	CLO
Established	2005	2008	2011	2006	2007	2006
Assets under management	$1.6 Billion	$88.4 Billion	$4.3 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion
Investment types	Senior & Mezzanine Debt, Equity, Structured Products	Agency Securities	Mortgage Investments	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life

European Capital Investment

We own all of European Capital, an investment fund incorporated in Guernsey that invests in One Stop Buyouts®, Private Equity Buyouts and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of March 31, 2012, European Capital had investments in 51 portfolio companies totaling $1.3 billion at fair value, with an average investment size of $25 million, or 1.6% of its total assets. As of March 31, 2012, European Capital's five largest investments at fair value were $476 million, or 30% of its total assets.

The composition of European Capital's investment portfolio as of March 31, 2012, at fair value, as a percentage of its total investments based on its different product lines, is shown below:

One Stop Buyouts®
28%
Structured Products
1%
Direct and Other Investments
6%
65%
Private Equity Buyouts

As of March 31, 2012, European Capital's NAV at fair value was $868 million. As of March 31, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $711 million, respectively, and a debt investment with a fair value and cost basis of $88 million. As of March 31, 2012, we valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value.

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; income taxes; interest and dividend income recognition; and stock-based compensation. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of March 31, 2012.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of the following three primary elements:

•
The first element is “Net operating income” (“NOI”), which is primarily the interest, dividends, prepayment fees, finance and transaction fees and portfolio company management fees earned from investing in debt and equity securities and the fees we earn from fund asset management, less our operating expenses and tax provision.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Operating income	$149	$159
Operating expenses	68	76
NOI before income taxes	81	83
Tax provision	(32)	—
NOI	49	83
Net realized loss	(107)	(3)
Net realized (loss) earnings	(58)	80
Net unrealized appreciation	638	354
Net earnings	$580	$434

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

	Three Months Ended March 31,
	2012	2011
Interest income on debt investments	$84	$93
Interest income on Structured Products investments	15	13
Dividend income on private finance portfolio investments	22	36
Dividend income from American Capital, LLC	15	4
Interest and dividend income	136	146
Portfolio company advisory and administrative fees	3	4
Advisory and administrative services - American Capital, LLC	6	4
Other fees	4	5
Fee income	13	13
Total operating income	$149	$159

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Debt investments(1)	$2,613	$3,518
Effective interest rate on debt investments(1)	12.9%	10.6%
Average non-accrual debt investments at cost(2)	$387	$682
Structured Products investments(1)	$450	$596
Effective interest rate on Structured Products investments(1)	13.1%	8.8%
Debt and Structured Products investments(1)	$3,063	$4,114
Effective interest rate on debt and Structured Products investments(1)	13.0%	10.3%
Average monthly one-month LIBOR	0.3%	0.3%
Equity investments - private finance portfolio(1)(3)	$2,206	$2,162
Effective dividend yield on equity investments - private finance portfolio(1)(3)	4.0%	6.8%
Debt, Structured Products and equity investments(1)(3)	$6,536	$7,544
Effective yield on debt, Structured Products and equity investments(1)(3)	7.4%	7.6%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

(3)	Excludes our equity investment in American Capital, LLC.

Debt Investments

Interest income on debt investments decreased by $9 million, or 10%, for the three months ended March 31, 2012, over the comparable period in 2011, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $0.9 billion for the three months ended March 31, 2012 over the comparable period in 2011 primarily as a result of the repayment or sale of debt investments or write-off of non-performing debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income that was reserved in prior periods. For the three months ended March 31, 2012, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $12 million as a result of debt investments being removed from non-accrual. For the three months ended March 31, 2011, we recorded net reserves on uncollected PIK interest income recorded in prior periods of $1 million as a result of debt investments being placed on non-accrual.

Structured Products

Interest income on Structured Products investments increased by $2 million, or 15%, for the three months ended March 31, 2012, over the comparable period in 2011, primarily due to an increase in interest income recognized on our CLO investments due to increases in projected cash flows. Our weighted average Structured Products investments outstanding decreased for the three months ended March 31, 2012 over the comparable period in 2011, primarily as a result of the write-off of non-performing CMBS investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments decreased by $14 million, or 39%, for the three months ended March 31, 2012, over the comparable period in 2011, primarily due to the recognition of prior period dividend income for private finance preferred stock investments removed from non-accrual during the three months ended March 31, 2011. As a result, the monthly weighted average effective dividend yield on equity investments was 4.0% for the three months ended March 31, 2012, a 280 basis point decrease over the comparable period in 2011.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three months ended March 31, 2012 and 2011, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $4 million and $16 million, respectively, which had an approximate 70 basis point and 290 basis point impact, respectively, on the effective dividend yield on equity investments.

Equity Investments - American Capital, LLC

Dividend income from American Capital, LLC was $15 million and $4 million for the three months ended March 31, 2012 and 2011, respectively. In addition, for the three months ended March 31, 2012 and 2011, we received an additional $2 million of dividends from American Capital, LLC which was recorded as a reduction to cost basis. The increase in dividends received during the three months ended March 31, 2012 was primarily due to an increase in net income of American Capital, LLC, which was primarily generated from management fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital during the quarter as a result of follow-on equity offerings.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company's management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the three months ended March 31, 2012 and 2011 were $3 million and $4 million, respectively.

Advisory and Administrative Services - American Capital, LLC

We have entered into service agreements with American Capital, LLC to provide additional asset management service support so that American Capital, LLC can fulfill its responsibilities under its fund management agreements. The fees generated from these service agreements for the three months ended March 31, 2012 and 2011 were $6 million and $4 million, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $4 million and $5 million for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses

Operating expenses decreased $8 million, or 11%, for the three months ended March 31, 2012 over the comparable period in 2011. Operating expenses consisted of the following (in millions):

	Three Months Ended March 31,
	2012	2011
Interest	$16	$29
Salaries, benefits and stock-based compensation	37	36
General and administrative	15	11
Total operating expenses	$68	$76

Interest

Interest expense for the three months ended March 31, 2012 decreased $13 million, or 45%, over the comparable period in 2011. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding for the three months ended March 31, 2012 over the comparable period in 2011 as well as a $6 million decrease in the amortization of deferred financing costs primarily as a result of unscheduled payments on our outstanding secured borrowings during 2011.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Asset Securitizations:
Cash interest expense	$1	$3
Amortization of deferred financing costs	1	1
Total interest expense	$2	$4

Weighted average interest rate, including amortization of deferred financing costs	1.7%	1.2%
Weighted average interest rate, excluding amortization of deferred financing costs	1.2%	0.8%
Weighted average balance outstanding	$598	$1,119

Public and Private Secured and Unsecured Borrowings:
Cash interest expense	$12	$17
Amortization of deferred financing costs	2	8
Total interest expense	$14	$25

Weighted average interest rate, including amortization of deferred financing costs	9.5%	11.4%
Weighted average interest rate, excluding amortization of deferred financing costs	8.0%	7.8%
Weighted average balance outstanding	$585	$882

Total Borrowings:
Cash interest expense	$13	$20
Amortization of deferred financing costs	3	9
Total interest expense	$16	$29

Weighted average interest rate, including amortization of deferred financing costs	5.5%	5.7%
Weighted average interest rate, excluding amortization of deferred financing costs	4.6%	3.9%
Weighted average balance outstanding	$1,183	$2,001

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended March 31,
	2012	2011
Base salaries	$14	$13
Incentive compensation	8	10
Benefits	4	3
Stock-based compensation	11	10
Total salaries, benefits and stock-based compensation	$37	$36

As of March 31, 2012, we had 247 total employees compared to 244 total employees as of March 31, 2011.

Tax Provision

During our tax year ended September 30, 2011, due to a shift in the composition and value of our assets, we did not meet the quarterly investment diversification requirements to continue to be taxed as a regulated investment company. Therefore, we are now subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended, beginning with our tax year ended September 30, 2011. During the three months ended March 31, 2012, our deferred tax provision consisted of the following:

	Three Months Ended March 31,
	2012	2011
Tax provision - net operating income	$(32)	$—
Tax benefit - net realized loss	22	—
Tax provision - net unrealized appreciation	(21)	—
Total tax provision	$(31)	$—

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended March 31,
	2012	2011
Other, net	$15	$14
Total gross realized portfolio gain	15	14

FPI Holding Corporation	(29)	—
Halex Holdings Inc.	(27)	—
Contec, LLC	(17)	—
Other, net	(64)	(4)
Total gross realized portfolio loss	(137)	(4)
Total net realized portfolio (loss) gain	(122)	10
Tax benefit	22	—
Interest rate derivative periodic interest payments, net	(8)	(12)
Interest rate derivative termination payments	—	(1)
Foreign currency transactions	1	—
Total net realized loss	$(107)	$(3)

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended March 31,
	2012	2011
Gross unrealized appreciation of private finance portfolio investments	$134	$162
Gross unrealized depreciation of private finance portfolio investments	(56)	(87)
Net unrealized appreciation of private finance portfolio investments	78	75
Net unrealized appreciation of European Capital investment	148	133
Net unrealized depreciation of European Capital foreign currency translation	(21)	(43)
Net unrealized appreciation of American Capital, LLC	287	60
Net unrealized appreciation of Structured Products investments	18	39
Reversal of prior period net unrealized depreciation (appreciation) upon realization	117	(8)
Net unrealized appreciation of portfolio investments	627	256
Foreign currency translation - European Capital	37	82
Foreign currency translation - other	1	3
Derivative agreements	(6)	13
Net unrealized appreciation of investments	659	354
Tax provision	(21)	—
Net unrealized appreciation	$638	$354

See our “Investment Valuation Policy” in Note 3 in this Quarterly Report on Form 10-Q for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $4,427 million and fair value of $3,612 million as of March 31, 2012. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three months ended March 31, 2012 and 2011, the $78 million and $75 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads.

European Capital

As of March 31, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $711 million, respectively, and a debt investment with a cost basis and fair value of $88 million. For the three months ended March 31, 2012, we recognized net unrealized appreciation of $127 million on our investment in European Capital comprised of $148 million unrealized appreciation on our investment and $21 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the three months ended March 31, 2011, we recognized unrealized appreciation of $90 million on our investment in European Capital comprised of $133 million unrealized appreciation on our investment and $43 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the US dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the US dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. For the three months ended March 31, 2012 and 2011, we recorded unrealized appreciation of $37 million and $82 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $38 million and $85 million for foreign currency translation for the three months ended March 31, 2012 and 2011, respectively). European Capital, a wholly-owned portfolio company of American Capital, is an investment fund which invests in One Stop Buyouts®, Private Equity Buyouts and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. During the three months ended March 31, 2012 and 2011, the unrealized appreciation on our investment of $148 million and $133 million, respectively, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV.

The following is a summary of European Capital's NAV at fair value and our equity investment's implied discount to European Capital's NAV at fair value (€ and $ in millions) as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Debt investments at fair value	€719	€712
Equity investments at fair value	258	262
Other assets and liabilities, net	142	92
Secured debt at cost	(290)	(271)
Unsecured debt at cost	(110)	(111)
Unsecured debt from American Capital at cost	(66)	(57)
NAV (Euros)	€653	€627
Exchange rate	1.33	1.30
NAV (US dollars)	$868	$815
Fair value of American Capital equity investment	$711	$547
Implied discount to NAV	18.1%	32.9%

American Capital, LLC

American Capital, LLC manages the following funds through various subsidiaries: European Capital, AGNC, MTGE, ACE I, ACE II and ACAS CLO-1. American Capital, LLC had a cost basis of $99 million and fair value of $736 million as of March 31, 2012. During the three months ended March 31, 2012 and 2011, we recognized $287 million and $60 million of unrealized appreciation, respectively, on our investment in American Capital, LLC. The unrealized appreciation on our investment in American Capital, LLC for the three months ended March 31, 2012 and 2011 was primarily due to increases in the historical and projected management fees for managing AGNC and MTGE due to significant growth in their equity capital of each company. During the three months ended March 31, 2012, AGNC and MTGE have raised $2.2 billion and $258 million of common equity capital, respectively.

Structured Products Investments

American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CMBS, CLO and CDO securities) with a cost basis of $440 million and fair value of $231 million as of March 31, 2012. During the three months ended March 31, 2012 and 2011, we recorded $18 million and $39 million, respectively, of net unrealized appreciation on our Structured Products investments. Our investments in CLO and CDO portfolios of commercial loans experienced $18 million and $31 million of net unrealized appreciation during the three months ended March 31, 2012 and 2011, respectively, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows. Our CMBS portfolio experienced $8 million of net unrealized appreciation during the three months ended March 31, 2011.

Derivative Agreements

During the three months ended March 31, 2012 and 2011, we recorded $6 million of net unrealized depreciation and $13 million of net unrealized appreciation, respectively, from derivative agreements, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of March 31, 2012 was $95 million, which included a $5 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties. The fair value of the net liability for our derivative agreements as of March 31, 2011 was $90 million, which included a $10 million net reduction due to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

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

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarters ended March 31, 2012 and 2011:

	Period Ended March 31,
	2012	2011
LTM NOI return on average equity at cost	6.9%	4.0%
LTM net realized earnings (loss) return on average equity at cost	—%	(3.6)%
LTM net earnings return on average equity at fair value	25.1%	37.3%
Current quarter annualized NOI return on average equity at cost	3.3%	5.5%
Current quarter annualized net realized (loss) earnings return on average equity at cost	(3.9)%	5.3%
Current quarter annualized net earnings return on average equity at fair value	47.9%	44.6%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our investment portfolio. As of March 31, 2012, we had $313 million of cash and cash equivalents and $205 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three months ended March 31, 2012 and 2011, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

As of March 31, 2012, our required principal amortization requirements for the next twelve months are limited to our $11 million of unsecured public notes due August 2012 and any principal amortization of our secured notes within our asset securitizations as a result of principal and interest payments on our securitized debt investments. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating and Investing Cash Flow

For the three months ended March 31, 2012 and 2011, cash provided by operations was $46 million and $42 million, respectively. Our cash flow from operations for the three months ended March 31, 2012 and 2011, was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the three months ended March 31, 2012 and 2011, net cash provided by investing activities was $348 million and $213 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $396 million and $269 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had portfolio investments totaling $5.4 billion at fair value, including $2.2 billion in debt investments, $3.0 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the three months ended March 31, 2012, approximately $63 million of interest income collected was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

Debt Capital

Our debt obligations consisted of the following as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Fixed rate private secured notes due December 2013	$30	$30
Floating rate private secured loans due December 2013	16	17
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public notes due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	12	21
ACAS Business Loan Trust 2005-1 asset securitization	183	227
ACAS Business Loan Trust 2006-1 asset securitization	150	180
ACAS Business Loan Trust 2007-1 asset securitization	121	140
ACAS Business Loan Trust 2007-2 asset securitization	81	97
Total	$1,132	$1,251

The daily weighted average debt balance for the three months ended March 31, 2012 and 2011 was $1,183 million and $2,001 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2012 and 2011 was 5.5% and 5.7%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2012 and 2011 was 4.6% and 3.9%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, as of March 31, 2012 was 4.7%.

As a BDC, we are permitted to issue Senior Securities in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2012, our asset coverage was 552%.

Secured Debt Agreements

As of March 31, 2012, we had secured loans (“Floating Rate Private Secured Loans”) outstanding under an amended and restated credit agreement and secured notes outstanding under an indenture (collectively with the amended and restated credit agreement, the “Secured Debt Agreements”), consisting of fixed rate private secured notes (“Fixed Rate Private Secured Notes”), call-protected fixed rate secured notes (“Fixed Rate Non-Amortizing Secured Notes”) and call-protected floating rate secured notes (“Floating Rate Non-Amortizing Secured Notes,” and collectively with the Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes, the “Secured Debt”).

Maturity Date and Optional Redemption—The Secured Debt has a final maturity date of December 31, 2013, unless earlier repaid. Prior to August 1, 2012, the Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes may be redeemed at our option in whole or in part from time to time so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding only at a price equal to (i) 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the Secured Debt Agreements) or (ii) the accrued and unpaid interest on the principal amount being redeemed plus the greater of (a) 100% of the principal amount being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Secured Debt Agreements), plus 30 basis points. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date.

Scheduled Amortization and Mandatory Redemption—As of March 31, 2012, there were no further required scheduled amortization payments on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory prepayments in certain instances as follows: (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) 25% of any Realized Proceeds, and (iv) 25% of Excess Cash Flow (as defined in the Secured Debt Agreements). However, as of March 31, 2012, we were entitled to retain the first $149 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes are not subject to amortization or mandatory redemptions.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus 5.50%.

In addition, the interest rates for each type of Secured Debt will increase by 0.50% per annum if we do not pay the remaining outstanding balance on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes by June 30, 2013. The increase will remain in effect for each succeeding day until the remaining balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes have been paid.

The following table sets forth the interest rates on the Secured Debt as of March 31, 2012:

Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

Fees—We are required to pay a fee in an amount equal to 1% of the aggregate principal amount of the Secured Debt outstanding on December 31, 2012, payable on such date.

Security and Ranking—The Secured Debt is a senior obligation of ours and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the Secured Debt consisted of the following as of March 31, 2012 (in millions):

	Cost Basis	Fair Value
Senior debt	$537	$457
Mezzanine debt	675	619
Preferred equity	1,398	1,104
Common equity	1,917	1,729
Equity warrants	84	82
Structured Products	426	224
Total investment collateral	5,037	4,215
Total investment non-collateral(1)	1,285	1,164
Total investments	$6,322	$5,379

(1)
Includes investments in our asset securitizations for which the notes issued by the asset securitizations have a security interest. We hold the subordinated notes in the asset securitizations. The Secured Debt has a first priority lien on our retained subordinated notes in the asset securitizations.

Covenants—The financial covenants under the Secured Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants. As of March 31, 2012, we were in compliance with all of the covenants under the Secured Debt Agreements.

Asset Securitizations

Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2012, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2012, our asset securitizations, which had an outstanding balance of $547 million, were secured by portfolio investments and assets with a fair value of approximately $1.3 billion. On April 25, 2012, the third-party notes issued by ACAS Business Loan Trust 2004-1 were paid off in full.

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

As of March 31, 2012, we had interest rate swap agreements that had a net fair value liability of $95 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions in the event of default under certain conditions. As of March 31, 2012, none of the counterparties had the right to terminate the agreements.

Certain of our interest rate swap agreements also contain an additional termination event that allows either party or, in one case, our counterparty, to elect on a designated date prior to the scheduled maturity date of the agreement to terminate all transactions outstanding under the agreement early on such date. If the optional early termination right is exercised, the early termination dates under the agreement would occur during the second or third quarters of 2012. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $66 million and $58 million as of March 31, 2012 and December 31, 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements early with us as a result of this provision as of March 31, 2012 and December 31, 2011, the termination liability would have been $68 million and $70 million as of such dates, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of March 31, 2012, our NAV was $15.71 per share and our closing market price was $8.68 per share.

During the third quarter of 2011, our Board of Directors adopted a program that may provide for additional repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, the our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividends program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the first quarter of 2012, we made open market purchases of 5.5 million shares, or $48 million, of our common stock at an average price of $8.79 per share.

Commitments

As of March 31, 2012, we had commitments under loan and financing agreements to fund up to $110 million to 18 portfolio companies, with $12 million and $14 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2012, loans on non-accrual status for 25 portfolio companies had a cost basis and fair value of $356 million and $178 million, respectively.

As of March 31, 2012 and December 31, 2011, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	March 31, 2012	December 31, 2011
Current	$2,001	$2,304
0 - 30 days past due	5	16
31 - 60 days past due	14	3
61 - 90 days past due	—	—
Greater than 90 days past due	3	3
Total past due accruing loans at cost	22	22
Non-accruing loans at cost	356	419
Total loans at cost	$2,379	$2,745
Non-accruing loans at fair value	$178	$219
Total loans at fair value	$2,190	$2,518
Non-accruing loans at cost as a percent of total loans at cost	15.0%	15.3%
Non-accruing loans at fair value as a percent of total loans at fair value	8.1%	8.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	50.0%	52.3%

We believe that principal and interest collection is probable for our past due accruing loans. Non-accruing loans at cost decreased $63 million from December 31, 2011 to March 31, 2012 primarily due to approximately $57 million of loan restructurings, exits and write-offs and $22 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $14 million of loans placed on non-accrual status due to weaker portfolio company performance.

During the first quarter of 2012, we recapitalized two portfolio companies by exchanging our loans for common equity securities that had a cost basis of $20 million and a fair value of $17 million.

During the first quarter of 2011, we recapitalized two portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $49 million and a fair value of $37 million.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended March 31, 2012:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	Pre- 2001	2001	2002	2003	2004	2005	2006	2007	2008	2011	Pre-2001 - 2012 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	8.3%	18.1%	8.2%	20.3%	13.5%	12.7%	10.3%	(5.3%)	6.5%	19.9%	8.3%
IRR of Exited Investments(3)	9.1%	18.6%	9.7%	20.0%	17.1%	22.0%	10.4%	(9.6%)	3.5%	N/A	10.7%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	6.7%	46.4%	11.1%	27.7%	26.5%	11.2%	14.6%	(9.5%)	18.6%	20.7%	10.7%
IRR of Exited Equity Investments Only(3)(4)(5)	10.9%	46.4%	21.4%	36.7%	49.0%	51.0%	18.1%	9.5%	35.5%	N/A	28.3%
IRR at Fair Value of All One Stop Buyout® Investments(2)	2.3%	17.1%	10.8%	18.8%	16.0%	28.7%	12.6%	1.4%	15.1%	—%	13.5%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	14.1%	N/A	(0.1%)	17.3%	6.8%	23.9%	11.4%	(1.4%)	15.1%	—%	10.8%
IRR of Exited One Stop Buyout® Investments(3)	1.3%	17.1%	14.7%	16.3%	27.5%	30.6%	14.9%	15.5%	14.2%	N/A	16.2%
Committed Investments(7)	$1,065	$376	$966	$1,436	$2,267	$4,811	$5,239	$7,481	$1,039	$137	$24,817
Total Exits and Prepayments of Committed Investments(7)	$995	$367	$836	$1,266	$1,971	$2,597	$3,877	$4,717	$496	$—	$17,122
Total Interest, Dividends and Fees Collected	$407	$148	$347	$455	$695	$1,187	$1,228	$1,175	$335	$7	$5,984
Total Net Realized (Loss) Gain on Investments	$(137)	$(23)	$(118)	$143	$16	$375	$(170)	$(1,097)	$(116)	$—	$(1,127)
Current Cost of Investments	$78	$4	$120	$157	$276	$1,921	$1,075	$2,211	$372	$108	$6,322
Current Fair Value of Investments	$44	$—	$86	$296	$195	$1,981	$1,048	$1,305	$313	$111	$5,379
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.8%	—%	1.6%	5.5%	3.6%	36.8%	19.5%	24.3%	5.8%	2.1%	100.0%
Net Unrealized (Depreciation) Appreciation	$(34)	$(4)	$(34)	$139	$(81)	$60	$(27)	$(906)	$(59)	$3	$(943)
Non-Accruing Loans at Cost	$—	$—	$18	$—	$31	$58	$43	$174	$32	$—	$356
Non-Accruing Loans at Fair Value	$1	$—	$7	$—	$11	$30	$7	$96	$26	$—	$178
Equity Interest at Fair Value(4)	$18	$—	$—	$259	$110	$1,623	$484	$326	$93	$45	$2,958
Debt to Adjusted EBITDA(8)(9)(10)(11)(14)	4.3	NM	10.3	2.8	5.2	1.9	4.4	6.1	5.8	5.7	4.4
Interest Coverage(10)(11)(14)	4.2	NM	1.5	4.3	2.4	2.1	2.7	2.1	2.3	2.1	2.3
Debt Service Coverage(10)(11)(14)	3.8	NM	1.5	3.8	2.1	0.6	2.4	1.8	1.9	2.0	1.7
Average Age of Companies(11)(14)	46	0	29	39	53	15	39	31	20	25	29
Diluted Ownership Percentage(4)(15)	62%	—%	43%	55%	71%	87%	47%	51%	33%	9%	63%
Average Revenue(11)(12)(14)	$47	$—	$43	$211	$65	$158	$170	$179	$91	$159	$158
Average Adjusted EBITDA(8)(11)(14)	$6	$—	$10	$44	$16	$67	$41	$38	$21	$42	$44
Total Revenue(11)(12)	$95	$238	$73	$1,458	$349	$1,245	$3,391	$4,882	$1,543	$478	$13,752
Total Adjusted EBITDA(8)(11)	$13	$6	$10	$202	$55	$287	$448	$846	$250	$142	$2,259
% of Senior Loans(10)(11)(13)	72%	—%	52%	—%	33%	31%	26%	50%	31%	38%	39%
% of Loans with Lien(10)(11)(13)	100%	—%	100%	100%	100%	84%	99%	87%	69%	38%	73%

Majority Owned Portfolio Companies (“MOPC”)(6)	Pre-2001 - 2012 Static Pools Aggregate
Total Revenue(12)	$3,116
Total Gross Profit(12)	$1,561
Total Adjusted EBITDA(8)	$703

Total Capital Expenditures(12)	$95
Total Current ACAS Investment in MOPC at Fair Value	$3,429
Diluted Ownership Percentage of ACAS in MOPC(15)	69%

Total Cash	$197
Total Assets	$4,571
Total Debt	$3,347
Total Third-party Debt at Cost	$1,486
Total Shareholders' Equity(16)	$2,984
———————

1)
Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. There were no investments made in 2009, 2010 and 2012 static pool years.

2)	Assumes investments are exited at current fair value.

3)	Includes fully exited investments of existing portfolio companies.

4)	Excludes investments in Structured Products.

5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.

6)
MOPC investments represent portfolio company investments in which American Capital, or its affiliates, have a fully diluted ownership percentage of 50% or more or have over 50% board representation at the portfolio company. Excludes our investment in European Capital.

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

.

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

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. The following table provides information for the quarter ended March 31, 2012, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
February 16, 2012 through February 29, 2012	2.9	$8.81	2.9	N/A
March 1, 2012 through March 9, 2012	2.6	$8.76	2.6	N/A
First Quarter 2012	5.5	$8.79	5.5	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)
During the third quarter of 2011, we announced a program that may provide for additional repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in net operating income and net earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net operating income and net earnings are affected by the difference between the interest rate at which we invest and the interest rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net operating income and net earnings.

As of March 31, 2012, approximately 51% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 17% were at variable rates with interest rate floors, primarily one-month LIBOR, 11% were at variable rates with no interest rate floors and 21% were on non-accrual status. Additionally, approximately 48% of our borrowings bear interest at variable rates with no interest rate floors, 2% bear interest at variable rates with a 2% interest rate floor and 50% of our borrowings bear interest at fixed rates.

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

Based on our March 31, 2012 consolidated balance sheets, the following table shows the annual impact on net operating income and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions). The one-month LIBOR rate was 0.2% as of March 31, 2012.

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings
Up 400 basis points	$22	$22	$—	$15	$15
Up 300 basis points	$14	$17	$(3)	$13	$10
Up 200 basis points	$8	$11	$(3)	$8	$5
Up 100 basis points	$3	$5	$(2)	$4	$2
Down 100 basis points	$(1)	$(1)	$—	$(2)	$(2)
Down 200 basis points	$(1)	$(1)	$—	$(2)	$(2)
Down 300 basis points	$(1)	$(1)	$—	$(2)	$(2)
Down 400 basis points	$(1)	$(1)	$—	$(2)	$(2)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three months ended March 31, 2012, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $38 million, primarily as a result of the Euro depreciating against the U.S. dollar.

As of March 31, 2012, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of March 31, 2012. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to US dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $36 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of March 31, 2012, the fair value of 99% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because the investments were not publicly traded on an active market.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could have significantly affected the internal controls over financial reporting during the first quarter of 2012.

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

Item 1A.	Risk Factors

The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.	American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) Third Amended and Restated Certificate of Incorporation, as amended, filed herewith.

*3.2.
American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008 (File No. 814-00149), filed August 11, 2008.

4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, as amended, filed herewith as Exhibit 3.1.

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

*4.14.
Form of Senior Secured Amortizing Adjustable Fixed Rate Dollar Note Due 2013, No. A-1, CUSIP No. 02503YAA1, in the original principal amount of $0.00, incorporated herein by reference to Exhibit 4.14 to Form 10-K for the year ended December 31, 2011 (File No.814-00149), filed February 27, 2012.

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

Date: May 7, 2012