Form 10-Q
period 2012-06-30
AMERICAN CAPITAL, LTD
filed 2012-08-06
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Securities registered pursuant to section 12(g) of the Act: NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒

The number of shares of the issuer's common stock, $0.01 par value legally outstanding as of July 30, 2012, was 324,654,956.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,084 and $2,781, respectively)	$1,538	$2,113
Affiliate investments (cost of $307 and $148, respectively)	296	107
Control investments (cost of $3,602 and $3,810, respectively)	3,386	2,910
Total investments at fair value (cost of $5,993 and $6,739, respectively)	5,220	5,130
Cash and cash equivalents	306	204
Restricted cash and cash equivalents	150	80
Interest receivable	22	24
Deferred tax asset, net	541	428
Derivative agreements at fair value	11	10
Other	75	85
Total assets	$6,325	$5,961
Liabilities and Shareholders’ Equity
Debt ($263 and $227 due within one year, respectively)	$941	$1,251
Derivative agreements at fair value	47	99
Other	57	48
Total liabilities	1,045	1,398
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 324.4 and 336.4 issued and 317.7 and 329.1 outstanding, respectively	3	3
Capital in excess of par value	6,953	7,053
Distributions in excess of net realized earnings	(1,045)	(999)
Net unrealized depreciation of investments	(631)	(1,494)
Total shareholders’ equity	5,280	4,563
Total liabilities and shareholders’ equity	$6,325	$5,961
Net Asset Value Per Common Share Outstanding	$16.62	$13.87

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$76	$63	$145		$157
Affiliate investments	11	2	14		4
Control investments	64	66	128		116
Total interest and dividend income	151	131	287		277
Fee income
Non-Control/Non-Affiliate investments	3	3	5		10
Control investments	9	8	20		14
Total fee income	12	11	25		24
Total operating income	163	142	312		301
Operating Expenses
Interest	16	20	32		49
Salaries, benefits and stock-based compensation	37	38	74		74
General and administrative	13	13	28		24
Total operating expenses	66	71	134		147
Net Operating Income Before Income Taxes	97	71	178		154
Tax benefit	97	—	65	—	—
Net Operating Income	194	71	243		154
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(82)	(217)	(135)		(205)
Affiliate investments	—	—	(1)		—
Control investments	(81)	(18)	(149)		(20)
Foreign currency transactions	—	1	1		1
Derivative agreements	(71)	(14)	(79)		(27)
Tax benefit	52	—	74		—
Total net realized loss	(182)	(248)	(289)		(251)
Net unrealized appreciation (depreciation)
Portfolio company investments	247	558	874		814
Foreign currency translation	(76)	29	(38)		114
Derivative agreements	59	—	53		13
Tax provision	(5)	—	(26)		—
Total net unrealized appreciation	225	587	863		941
Total net gain	43	339	574		690
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$237	$410	$817		$844

Net Operating Income Per Common Share
Basic	$0.60	$0.20	$0.74		$0.44
Diluted	$0.58	$0.20	$0.72		$0.43
Net Earnings Per Common Share
Basic	$0.73	$1.18	$2.49		$2.43
Diluted	$0.71	$1.13	$2.43		$2.34
Weighted Average Shares of Common Stock Outstanding
Basic	324.5	347.3	327.7		346.7
Diluted	333.9	361.6	336.8		360.0
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2012	2011
Operations
Net operating income	$243	$154
Net realized loss	(289)	(251)
Net unrealized appreciation	863	941
Net earnings	817	844
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	10	9
Repurchase of common stock	(134)	—
Stock-based compensation	24	20
Net (decrease) increase in net assets resulting from capital share transactions	(100)	29
Total increase in net assets	717	873
Net assets at beginning of period	4,563	3,668
Net assets at end of period	$5,280	$4,541

Net asset value per common share outstanding	$16.62	$13.16
Common shares outstanding at end of period	317.7	345.1

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net earnings	$817	$844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation	(889)	(941)
Net realized loss	363	251
Accrued payment-in-kind interest and dividends on investments	(123)	(106)
Amortization of deferred finance costs, premiums and discounts	5	11
Depreciation of property and equipment	3	4
Stock-based compensation	24	20
Increase in deferred tax asset, net	(113)	—
Decrease in interest receivable	—	7
Increase in other assets	(4)	(7)
Increase (decrease) in other liabilities	5	(1)
Other	(3)	3
Net cash provided by operating activities	85	85
Investing Activities
Purchases and originations of investments	(173)	(55)
Repayments from portfolio company revolving credit facility investments, net	50	5
Principal repayments on debt investments	532	280
Proceeds from loan syndications and loan sales	—	6
Payment of accrued PIK notes and dividend and accreted original issue discounts	107	72
Proceeds from sales of equity investments	89	91
Interest rate derivative periodic interest payments, net	(17)	(25)
Interest rate derivative termination payments	(62)	(2)
Other	(5)	—
Net cash provided by investing activities	521	372
Financing Activities
Payments on secured borrowings	(1)	(300)
Payments on notes payable from asset securitizations	(309)	(317)
Proceeds from issuance of common stock upon exercise of stock options	10	9
Repurchase of common stock	(134)	—
(Increase) decrease in debt service escrows	(70)	69
Other	—	(1)
Net cash used in financing activities	(504)	(540)
Net increase (decrease) in cash and cash equivalents	102	(83)
Cash and cash equivalents at beginning of period	204	269
Cash and cash equivalents at end of period	$306	$186

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2012	2011
Per Share Data
Net asset value at beginning of the period	$13.87	$10.71
Net operating income(1)	0.74	0.44
Net realized loss(1)	(0.88)	(0.72)
Net unrealized appreciation(1)	2.63	2.71
Net earnings(1)	2.49	2.43
Issuance of common stock	(0.08)	(0.03)
Repurchase of common stock	0.33	—
Other, net(2)	0.01	0.05
Net asset value at end of period	$16.62	$13.16
Ratio/Supplemental Data
Per share market value at end of period	$10.06	$9.93
Total investment return(3)	49.48%	31.35%
Shares outstanding at end of period	317.7	345.1
Net assets at end of period	$5,280	$4,541
Average net assets(4)	$4,986	$4,108
Average debt outstanding(5)	$1,097	$1,839
Average debt outstanding per common share(1)	$3.35	$5.30
Portfolio turnover rate(6)	7.58%	3.91%
Ratio of operating expenses to average net assets(6)	5.40%	7.22%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.11%	4.81%
Ratio of interest expense to average net assets(6)	1.29%	2.41%
Ratio of net operating income to average net assets(6)	9.80%	7.56%

(1)	Weighted average basic per share data.

(2)
Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of U.S. GAAP expense credited to additional paid-in capital and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.1%	6/16		$71.9	$71.4	$71.9
		Convertible Preferred Stock(7)			70,752		71.2	133.4
		Common Stock(4)(7)			17,687,156		15.8	31.3
							158.4	236.6
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	14.3%	12/12		6.0	6.0	6.0
AmWins Group LLC	Insurance	Senior Debt(7)	9.3%	12/19		10.0	9.8	9.8
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					6.5	6.0
CAMP International Holding Co.	Air Freight & Logistics	Senior Debt(7)	10.0%	12/19		12.0	11.6	11.6
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	8.7%	2/14		20.6	20.5	14.8
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		26.9	43.8
		Convertible Preferred Stock(7)			29,569		3.9	3.9
		Common Stock Warrants(4)(7)			89,020		16.9	8.0
							47.7	55.7
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.9	1.8
		Common Units(4)			3,830,068		0.7	1.1
							2.6	2.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		18.8	18.8	18.8
		Mezzanine Debt(6)(7)	15.5%	11/14		20.4	11.7	11.5
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							52.3	30.3
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	15.0
FPI Holding Corporation	Food Products	Senior Debt(6)(7)	11.7%	12/12-6/15		46.2	37.9	14.3
Groupe Unipex(8)	Personal Products	Mezzanine Debt(7)	10.9%	5/17		7.0	6.2	6.9
		Common Stock Warrants(4)			840,001		0.9	—
							7.1	6.9
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.7%	10/14		3.5	2.8	0.9
IS Holdings I, Inc.	Software	Common Stock(4)(7)			1,165,930		—	14.4
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.0	16.5
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.2%	12/14		22.5	21.0	15.1
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.3
		Warrant(4)			12.5%		0.9	3.3
							7.0	9.6
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.8%	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.6	2.1
		Common Stock(4)			633,408		0.1	—
							8.7	2.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		2.9	2.9	2.5
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	17.5%	7/14		46.1	46.0	46.1
		Convertible Preferred Stock(4)(7)			14,938		15.0	13.4
							61.0	59.5
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.8
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	12.0%	3/18		35.5	35.4	35.4
Qualium I(8)	Capital Markets	Common Stock(4)			241,879		2.1	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	15.6%	10/14		31.3	31.2	31.3
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							269.5	31.3
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	10.2
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		18.0	17.9	18.0
		Convertible Preferred Stock(7)			77,640,000		11.7	17.9
		Common Stock(4)(7)			78,242		0.1	—
							29.7	35.9
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		36.0	35.9	36.1
		Mezzanine Debt(7)	15.5%	8/15-8/16		42.3	42.1	41.3
		Mezzanine Debt(6)(7)	17.5%	8/17		36.9	27.4	24.8
							105.4	102.2
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		46.6	46.4	46.6
		Mezzanine Debt(7)	15.3%	6/15-6/16		56.1	55.7	56.1
		Convertible Preferred Stock(7)			84,043		63.3	63.3
		Common Stock(4)(7)			84,043		—	19.3
							165.4	185.3
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		41.2	40.8	40.8
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		57.5	57.3	49.3
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	49.1
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			26,977		0.1	0.1
		Common Stock(4)(7)			3,218,667		3.8	3.7
							3.9	3.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(7)	15.0%	7/16		101.1	100.8	99.3
		Convertible Preferred Stock(7)			2,008,575		233.5	105.5
		Common Stock(4)(7)			502,144		49.8	—
							384.1	204.8

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.3
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	8.9	1.1
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	7/17		67.5	32.3	7.7
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		6.2	4.3	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	10.5	2.9
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.0	1.0
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	20.7	1.6
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.4
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		18.8	11.0	0.4
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	5/17		20.0	10.7	0.9
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	10/17		39.5	18.5	2.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.7%	10/17-12/23		70.3	35.2	4.9
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	0.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	6.1
		Subordinated Notes(7)				25.9	14.8	18.1
							23.2	24.2
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	16.4	14.6
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		5.1	3.3
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		4.7	6.7
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	9.4	15.1
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	14.3	23.9
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.0	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.1	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		23.1	9.0
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		4.3	2.7
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.4	10.7
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.6	2.9
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.3
		Subordinated Securities(7)			15,000		8.1	10.7
							9.5	12.0
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.4	0.6
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.4
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	4.6	6.2
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.6	6.0
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	9.9	9.7
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		4.6	7.0
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.7	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	15.4	14.4
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.3	14.1
Subtotal Non-Control / Non-Affiliate Investments (29% of total investments at fair value)							$2,084.1	$1,537.8

AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp.(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$46.7
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.4	6.4	6.3
		Redeemable Preferred Stock(4)(7)			859		1.6	0.8
		Common Stock(4)(7)			3,061		5.0	—
							13.0	7.1
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		8.5	8.5	8.6
		Common Stock(4)(7)			110,684		11.7	12.8
							20.2	21.4
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	8/12		5.2	3.2	1.2
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	1.2
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	16.1%	12/12-7/13		15.0	13.4	13.4
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							22.4	24.3
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	7.7
Neways Holdings, L.P.	Personal Products	Senior Debt(7)	16.0%	8/14		9.5	9.5	9.1
		Common Units(4)(7)			10.6%		9.5	5.2
							19.0	14.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(7)			4,213		1.6	3.6
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.2	—
		Common Units(4)			350,000		0.3	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	15.3%	9/14		99.7	98.2	98.6
		Convertible Preferred Stock(7)			12,135,088		51.0	62.9
		Common Stock Warrants(4)			6,521,904		1.3	1.8
							150.5	163.3
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.0	3.9
Subtotal Affiliate Investments (6% of total investments at fair value)							$306.6	$296.0

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$6.4	$—
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$6.0	3.7	0.7
		Common Stock(7)			100%		6.0	17.1
							9.7	17.8
American Capital, LLC	Capital Markets	Senior Debt(7)	3.2%	9/16		9.0	9.0	9.0
		Common Membership Interest(7)			100%		118.3	796.8
							127.3	805.8
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	13.9%	7/16		35.4	35.2	35.4
		Redeemable Preferred Stock(7)			403,357		42.7	58.4
		Common Stock(4)(7)			128,681		10.8	—
		Common Stock Warrants(4)(7)			204,663		17.3	—
							106.0	93.8
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.4
		Common Stock(4)(7)			65		0.7	—
							0.8	1.4
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11%	1/14		14.4	14.3	14.4
		Mezzanine Debt(7)	18.6%	1/15		32.5	32.4	32.5
		Convertible Preferred Stock(7)			145,316		23.8	34.8
		Common Stock(4)(7)			13,031		1.8	2.2
							72.3	83.9
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.2%	5/13		19.1	19.1	19.1
		Redeemable Preferred Stock(4)(7)			21,215		42.7	7.5
							61.8	26.6
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.3	1.3
		Convertible Preferred Stock(4)(7)			858,410		—	11.2
		Common Stock(4)(7)			188,889		—	1.5
							1.3	14.0
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	8/12		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(7)	3.0%	7/12		1.1	1.1	1.1
		Convertible Preferred Stock(4)(7)			11,532,842		12.4	1.1
							13.5	2.2
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	3.8
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.5%	11/15		40.4	40.2	40.4
		Mezzanine Debt(7)	7.3%	11/16		17.2	17.1	17.2
		Mezzanine Debt(6)(7)	—%	11/16		14.0	11.7	1.1
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							119.6	58.7
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		15.6	15.5	15.6
		Common Stock(4)(7)			583		11.1	10.4
							26.6	26.0
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.7%	7/13		5.5	5.5	5.5
		Redeemable Preferred Stock(4)(7)			21,113		9.0	—
		Convertible Preferred Stock(4)(7)			11,728		20.6	21.0
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							49.3	26.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.5%	12/13		69.6	69.5	69.6
		Ordinary Shares(4)(7)			431,895,528		1,267.3	573.8
							1,336.8	643.4
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	7.8%	1/17		33.7	33.6	33.7
		Senior Debt(6)(7)	8.8%	1/17		13.2	13.1	10.0
		Common Membership Units(4)(7)			58,297		44.5	—
							91.2	43.7
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.1	40.2
		Mezzanine Debt(7)	17.5%	4/14-10/14		25.0	24.9	25.0
		Mezzanine Debt(6)(7)	21.9%	10/14		39.4	20.3	14.6
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							101.5	79.8
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	1.1
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		71.1	37.8	17.6
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.5	17.6
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	7.9	5.7
Future Food, Inc.	Food Products	Senior Debt(7)	8.0%	3/14		1.6	1.6	1.6
		Senior Debt(6)(7)	8.0%	3/14		15.8	1.1	1.1
		Common Stock(4)(7)			64,917		12.9	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							16.9	2.7
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	4.2%	1/17		5.7	5.7	5.7
		Senior Debt(6)(7)	12.0%	1/17		22.1	18.7	10.4
		Mezzanine Debt(6)(7)	24.5%	7/17		25.5	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							32.7	16.1
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		13.6	9.8	5.4
		Redeemable Preferred Stock(4)(7)			6,482,972		6.6	—
							16.4	5.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5
Lifoam Holdings, Inc.	Leisure Equipment & Products	Mezzanine Debt(7)	14.0%	3/18		15.1	15.1	15.0
		Common Stock(4)(7)			985		30.3	32.3
							45.4	47.3
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.1	1.1	1.3
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	10.2
							14.7	17.0
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.2%	8/12		2.7	2.7	2.7
		Mezzanine Debt(6)(7)	18.0%	2/13		14.1	8.9	4.3
							11.6	7.0
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(7)			419,819		70.2	157.4
		Common Stock(4)(7)			53,678		5.1	10.0
		Common Stock Warrants(4)(7)			222,156		18.6	41.5
							93.9	208.9
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		1.9	4.1
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	7/16		31.7	31.7	31.8
		Redeemable Preferred Stock(7)			2,485		1.5	1.5
		Convertible Preferred Stock(4)(7)			38,326		13.6	8.9
							46.8	42.2
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	9.6%	8/13-11/13		14.9	14.0	9.7
		Common Stock(4)(7)			860,189		0.1	—
							14.1	9.7
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		50.4	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		15.8	15.8	15.8
		Senior Debt(6)(7)	6.5%	4/16		71.2	65.7	48.3
		Common Stock(4)(7)			73,953		58.2	—
							139.7	64.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.1%	8/16		120.4	120.0	120.4
		Mezzanine Debt(6)(7)	20.0%	10/16		60.5	34.6	15.2
		Common Membership Units(4)(7)			478,488		17.5	—
							172.1	135.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	11.0%	12/13		6.0	6.0	6.0
		Mezzanine Debt(7)	17.0%	12/14		10.9	10.8	10.9
		Mezzanine Debt(6)(7)	19.0%	12/14		15.5	7.3	0.1
		Common Stock(4)(7)			367,881		4.2	—
							28.3	17.0
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		29.2	29.1	29.2
		Redeemable Preferred Stock(7)			36,267		37.6	48.9
		Common Stock(4)(7)			40,295		3.9	4.4
		Common Stock Warrants(4)(7)			116,065		11.6	12.7
							82.2	95.2
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Rebellion Media Group Corp.(8)	Internet Software & Services	Senior Debt(7)	6.6%	7/14-12/15		23.6	20.1	12.0
		Convertible Mezzanine Debt(7)	8.0%	7/12		2.0	2.0	2.0
							22.1	14.0
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(7)			1,101,673		165.4	164.3
		Common Stock(4)(7)			275,419		27.6	8.7
							193.0	173.0
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.1%	5/14		36.7	36.5	36.7
		Redeemable Preferred Stock(7)			122,017		12.6	18.2
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							52.8	92.0
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	10.0%	6/18		26.5	26.5	26.5
		Common Units(4)(7)			490,000		2.0	24.2
							28.5	50.7
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.6	5.6	5.6
		Redeemable Preferred Stock(4)(7)			301,556		7.9	13.9
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	19.5
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(7)	9.5%	7/13		11.4	11.4	11.4
		Mezzanine Debt(7)	14.5%	7/13		25.2	14.9	32.6
		Redeemable Preferred Stock(4)			1,890		1.9	—
							28.2	44.0
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/13		6.2	6.2	6.2
		Redeemable Preferred Membership Units(4)(7)			3,796,269		3.0	5.5
		Common Membership Units(4)(7)			27,400		1.9	—
							11.1	11.7
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		89.3	89.1	89.3
		Convertible Preferred Stock(7)			703,406		109.2	190.0
		Common Stock(4)(7)			175,853		17.6	37.8
							215.9	317.1

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		15.0	6.8
Subtotal Control Investments (65% of total investments at fair value)							$3,601.9	$3,386.3
Total Investment Assets							$5,992.6	$5,220.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2012 (unaudited) (in millions, except share data)

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$13.9	$—	$10.6
Subtotal Derivative Assets						$—	$10.6

Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	8/16-8/19	2	$142.2	$—	$(20.4)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	114.8	—	(17.8)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(5.7)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	59.9	—	(2.6)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.5%/LIBOR	2/13	1	33.7	—	(0.8)
Subtotal Derivative Liabilities						$—	$(47.3)
Total Derivative Agreements, Net						$—	$(36.7)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Wells Fargo Advantage Heritage	$20.0	$20.0
JP Morgan Prime MMK - Capital Class	17.5	17.5
Dreyfus Cash Mgmt	15.0	15.0
First American Prime Oblig Fd Cl Z	12.5	12.5
Fidelity Prime Mon Mar Ins	12.0	12.0
Federated Prime Oblig Fd #10	10.8	10.8
Invesco Stit Treasury Portfolio	7.5	7.5
Fidelity Treasury Port I	5.0	5.0
Invesco Stit Liquid Assets P Crp 7D	5.0	5.0
Federated Tax-Free Obligation Fund	3.5	3.5
Total Money Market Funds	$108.8	$108.8

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		$70.8	$70.3	$70.8
		Convertible Preferred Stock(7)			70,752		68.1	111.7
		Common Stock(4)(7)			17,687,156		15.8	26.7
							154.2	209.2
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		16.1	16.0	16.3
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	14.3%	12/12		13.7	13.6	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.1%	6/14		18.5	18.5	16.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.0	15.9	16.0
		Mezzanine Debt(7)	18.6%	1/15		30.3	30.1	30.3
		Convertible Preferred Stock(4)(7)			148,742		29.6	32.7
		Common Stock(4)(7)			7,829		1.3	1.7
							76.9	80.7
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					4.8	4.3
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.3%	9/14		30.0	29.8	27.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	4/13		51.6	51.5	52.2
		Common Stock(4)			583		0.6	1.2
							52.1	53.4
Contec, LLC	Household Durables	Mezzanine Debt(6)(7)	12.5%	9/15		16.9	16.8	—
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.6%	2/14		20.5	20.5	13.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		25.3	42.2
		Convertible Preferred Stock(4)(7)			29,569		3.0	3.8
		Common Stock Warrants(4)(7)			89,020		16.9	1.2
							45.2	47.2
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.7	1.7
		Common Units(4)			3,830,068		0.7	1.1
							2.4	2.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		17.7	17.6	17.7
		Mezzanine Debt(6)(7)	15.5%	11/14		19.1	11.8	9.2
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							51.2	26.9
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	14.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	12/12-5/13		18.6	18.6	18.6
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.9	13.3	8.3
		Mezzanine Debt(6)(7)	20.0%	6/15		17.3	8.9	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
		Convertible Preferred Stock(4)(7)			21,715		23.3	—
		Common Stock(4)(7)			5,429		5.8	—
							109.0	26.9
Groupe Unipex(8)	Personal Products	Mezzanine Debt	10.9%	5/17		6.8	6.0	5.8
		Common Stock Warrants(4)			840,001		0.9	0.8
							6.9	6.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	2.9	1.0
IS Holdings I, Inc.	Software	Common Stock(7)			1,165,930		—	9.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	15.6
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.3%	12/14		22.5	21.6	14.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.2
		Warrant(4)			12.5%		0.8	3.4
							6.9	9.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.6%	10/14		124.0	123.5	124.5
		Mezzanine Debt(7)	14.1%	4/15		57.3	56.9	57.3
		Convertible Preferred Stock(7)			435,724		68.6	141.1
		Common Stock(4)(7)			24,503		2.8	4.1
		Common Stock Warrants(4)(7)			222,156		18.6	37.5
							270.4	364.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.9%	3/15		5.0	5.0	4.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.7	3.4
		Common Stock(4)			633,408		0.1	—
							8.8	3.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.2	3.3	2.9
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	7.8%	12/15		13.6	13.3	6.5
		Senior Debt(6)(7)	8.5%	12/15		5.5	4.5	2.7
							17.8	9.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	16.5%	7/14		43.2	43.1	43.2
		Convertible Preferred Stock(4)(7)			14,938		14.9	20.3
							58.0	63.5
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		2.6	2.5	2.2
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(4)(7)			5,000,000		—	8.2
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		34.4	34.3	32.7
Qualium I(8)	Capital Markets	Common Stock(4)			241,879		2.0	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	13.6%	10/14		30.7	30.6	30.7
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							268.9	30.7
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	9.6
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.8	17.7	17.8
		Convertible Preferred Stock(4)(7)			77,640,000		7.7	15.8
		Common Stock(4)(7)			78,242		0.1	—
							25.5	33.6
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		37.3	37.1	37.4
		Mezzanine Debt(7)	15.5%	8/15-8/16		41.6	41.3	40.6
		Mezzanine Debt(6)(7)	17.5%	8/17		33.8	18.5	23.7
							96.9	101.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		47.0	46.8	47.1
		Mezzanine Debt(7)	15.3%	6/15-6/16		55.1	54.8	55.2
		Convertible Preferred Stock(4)(7)			84,043		40.7	27.2
							142.3	129.5
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		40.6	40.2	40.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		58.0	57.8	45.6
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		83.1	82.7	83.2
		Mezzanine Debt(7)	20.0%	11/15		35.5	35.5	36.0
		Convertible Preferred Stock(7)			8,263,171		10.8	22.7
							129.0	141.9
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	44.2
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Common Stock(4)(7)			3,218,667		3.8	4.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		99.0	98.6	94.9
		Convertible Preferred Stock(4)(7)			2,008,575		229.3	81.8
		Common Stock(4)(7)			502,144		49.8	—
							381.6	180.6

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.1
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	9.3	1.4
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	7/17		67.5	33.9	11.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	7.9	0.2
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	11.3	2.2
GE Commercial Mortgage Corporation, Series 2007-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	12/19		4.4	4.0	—
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		7.0	4.1	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.2	1.0
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	21.4	1.5
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.3
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.1	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		32.8	18.7	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	7.0%	5/17		20.0	10.8	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	10/17		66.0	42.4	2.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	39.6	5.3
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	5.7
		Subordinated Notes(7)				25.9	16.1	16.8
							24.5	22.5
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	17.1	13.5
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		4.8	2.7
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		5.0	6.5
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	10.2	14.4
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	15.5	23.5
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.1	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.0	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		22.4	8.7
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		3.8	2.2
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.6	9.8
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.4	2.6
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		8.6	9.6
							10.0	10.8
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.6	0.8
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.1
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	5.1	6.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	5.3
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	10.2	9.2
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		5.3	6.9
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.6	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	16.0	13.1
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.7	12.8
Subtotal Non-Control / Non-Affiliate Investments (41% of total investments at fair value)							$2,781.2	$2,113.3

AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp,(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$34.6
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$7.0	6.9	6.7
		Redeemable Preferred Stock(4)(7)			859		1.6	1.0
		Common Stock(4)(7)			3,061		5.0	—
							13.5	7.7
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		9.7	9.7	9.2
		Common Stock(4)(7)			110,684		11.8	5.2
							21.5	14.4
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	2/11		4.9	3.2	4.7
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	4.7
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	—%	4/12		4.1	3.9	3.2
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							12.9	14.1
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	6.9
Neways Holdings, L.P.(8)	Personal Products	Senior Debt(6)(7)	17.3%	2/12		29.1	18.4	15.8
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(7)			4,213		1.6	2.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	—
		Common Units(4)			350,000		0.4	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.3	3.0
Subtotal Affiliate Investments (2% of total investments at fair value)							$148.1	$106.5

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.5	$2.7
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.5	3.7	0.6
		Common Stock(7)			100%		11.3	15.1
							15.0	15.7
American Capital, LLC	Capital Markets	Senior Debt(7)	3.3%	9/16		6.0	6.0	6.0
		Common Membership Interest(7)			100%		39.6	390.1
							45.6	396.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.6	43.3	43.6
		Redeemable Preferred Stock(7)			403,357		40.4	56.1
		Common Stock(4)(7)			128,681		10.8	0.8
		Common Stock Warrants(4)(7)			204,663		17.3	1.2
							111.8	101.7
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.6	2.6	2.6
		Mezzanine Debt(7)	17.1%	8/12		64.0	63.9	67.1
		Redeemable Preferred Stock(4)(7)			15,107		30.8	34.2
		Convertible Preferred Stock(4)(7)			2,549,410		8.8	—
		Preferred Stock Warrants(4)(7)			230,681		1.0	—
							107.1	103.9
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.5
		Common Stock(4)(7)			65		0.7	—
							0.8	1.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		18.4	18.4	18.4
		Redeemable Preferred Stock(4)(7)			21,215		42.8	7.5
							61.2	25.9
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.3	1.0
		Convertible Preferred Stock(4)(7)			858,410		—	11.7
		Common Stock(4)(7)			188,889		—	2.0
							1.3	14.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	2/12		4.6	4.6	0.3
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(7)	3.0%	4/12-10/12		1.0	1.0	1.0
		Convertible Preferred Stock(4)(7)			11,532,842		12.4	1.4
							13.4	2.4
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	4.1
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.5	40.3	40.5
		Mezzanine Debt(6)(7)	3.9%	11/16		30.6	25.6	15.0
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							116.5	55.5
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.5	14.4	14.5
		Common Stock(4)(7)			583		11.1	11.1
							25.5	25.6
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		7.5	7.5	7.5
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Convertible Preferred Stock(4)(7)			11,728		20.7	6.8
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							51.3	14.3
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.8%	12/13		73.4	73.3	73.4
		Ordinary Shares(4)(7)			431,895,528		1,267.3	547.3
							1,340.6	620.7
European Touch, Ltd. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	1/12-2/12		0.4	0.4	0.1
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.2	44.9	45.2
		Common Membership Units(4)(7)			58,297		44.5	11.6
							89.4	56.8
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.0	40.1
		Mezzanine Debt(7)	18.7%	4/14-10/14		38.1	38.0	38.1
		Mezzanine Debt(6)(7)	22.5%	10/14		21.6	8.2	2.5
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							102.4	80.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		64.7	37.9	14.7
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.6	14.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	8.2	6.6
		Mezzanine Debt(6)(7)	15.0%	5/14		11.7	8.8	—
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							32.1	6.6
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	3/12		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	3/12		15.4	14.3	2.8
		Common Stock(4)(7)			64,917		13.0	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							30.2	4.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.1%	1/12		20.1	20.1	20.1
		Senior Debt(6)(7)	12.0%	1/12		6.4	5.0	1.5
		Mezzanine Debt(6)(7)	24.5%	10/12		21.9	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							33.4	21.6
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		12.6	9.8	4.4
		Redeemable Preferred Stock(4)(7)			26,070,518		33.1	—
							42.9	4.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.3	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.7	18.7	18.7
		Mezzanine Debt(7)	8.0%	12/14		46.8	46.7	46.8
		Redeemable Preferred Stock(4)(7)			6,160		3.4	—
		Convertible Preferred Stock(4)(7)			15,797		12.2	17.1
		Common Stock(4)(7)			14,000		1.4	—
		Common Stock Warrants(4)(7)			464,242		2.9	—
							85.3	82.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.7	1.7	1.7
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	8.9
							15.3	16.1
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	6/12		2.7	2.7	3.2
		Mezzanine Debt(6)(7)	18.0%	2/13		13.7	8.9	4.2
							11.6	7.4
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	6.3%	9/12		1.0	1.0	1.0
		Mezzanine Debt(7)	17.0%	9/13		12.1	12.0	12.1
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	5.4
		Common Stock(4)(7)			3,299,582		3.3	—
							29.5	18.5
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		6.4	4.7
Montgomery Lane, LTD(8)(9)	Diversified Financial Services	Common Membership Units(4)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	2/13-2/14		30.7	30.6	30.7
		Redeemable Preferred Stock(7)			2,485		1.4	1.4
		Convertible Preferred Stock(4)(7)			38,326		13.6	8.9
							45.6	41.0
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	6.5%	8/13		17.4	17.0	15.9
		Common Stock(4)(7)			860,189		0.1	—
							17.1	15.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		47.7	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		14.8	14.7	13.6
		Senior Debt(6)(7)	6.5%	4/16		68.9	65.9	22.1
		Common Stock(4)(7)			73,953		58.2	—
							138.8	35.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.3%	8/16		131.5	131.0	131.5
		Mezzanine Debt(6)(7)	23.0%	10/16		37.1	19.8	4.1
		Common Membership Units(4)(7)			478,488		17.5	—
							168.3	135.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.6%	12/12		6.8	6.8	6.8
		Mezzanine Debt(6)(7)	18.2%	12/14		24.1	15.4	9.4
		Common Stock(4)(7)			367,881		4.2	—
							26.4	16.2
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.8	28.6	28.8
		Redeemable Preferred Stock(7)			36,267		35.7	47.3
		Common Stock(4)(7)			40,295		3.9	4.6
		Common Stock Warrants(4)(7)			116,065		11.6	13.3
							79.8	94.0
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(6)(7)	6.5%	2/15		8.5	6.2	2.7
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							57.8	2.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.6	5.6	5.6
		Mezzanine Debt(7)	12.6%	6/15		137.0	136.4	137.0
		Convertible Preferred Stock(7)			1,101,673		148.4	156.1
		Common Stock(4)(7)			275,419		27.5	—
							317.9	298.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		36.3	36.1	36.3
		Redeemable Preferred Stock(7)			122,017		11.9	17.5
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							51.7	90.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/12		22.4	20.4	21.7
		Preferred Membership Units(7)			20,000		24.3	14.6
		Common Units(4)(7)			490,000		2.0	24.2
							46.7	60.5
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.7	5.6	5.7
		Redeemable Preferred Stock(4)(7)			301,556		7.9	9.0
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	14.7
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(7)	8.5%	6/12		13.5	13.5	13.5
		Mezzanine Debt(7)	14.5%	6/12		23.5	13.1	24.6
		Redeemable Preferred Stock(4)			14,630		14.6	—
		Common Stock(4)			126,001		1.3	—
							42.5	38.1
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		7.4	8.0
		Common Membership Units(4)(7)			27,400		1.9	9.0
							15.3	23.0
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		88.5	88.1	88.5
		Convertible Preferred Stock(7)			703,406		104.9	175.2
		Common Stock(4)(7)			175,853		17.6	35.2
							210.6	298.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		14.4	6.0
Subtotal Control Investments (57% of total investments at fair value)							$3,809.5	$2,910.4
Total Investment Assets							$6,738.8	$5,130.2

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$20.6	$—	$9.7
Subtotal Derivative Assets						$—	$9.7

BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	$251.5	$—	$(36.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	216.7	—	(23.3)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	116.5	—	(15.7)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(14.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.9	—	(4.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.8)
Subtotal Derivative Liabilities						$—	$(98.6)
Total Derivative Agreements, Net						$—	$(88.9)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Federated Tax-Free Obligation Fund	$7.0	$7.0
Morgan Stanley Liq Treas Srv	5.8	5.8
Federated Governmental Fund 57	5.3	5.3
Fidelity Money Market Pt CI I	5.0	5.0
Invesco Stit Treasury Portfolio	5.0	5.0
Total Money Market Funds	$28.1	$28.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

We are also an alternative asset manager with our alternative asset fund management conducted through our wholly-owned portfolio company, American Capital, LLC. As of June 30, 2012, we had $100 billion of assets under management, including $94 billion of third-party assets, which includes $11 billion of fee-earning assets in the following alternative asset funds managed by American Capital, LLC: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”).

Through our tax years ended September 30, 1998 through September 30, 2010, we qualified to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). For our tax year ended September 30, 2011, we did not qualify to be taxed as a RIC and became subject to taxation as a corporation under Subchapter C of the Code (a “Subchapter C corporation”). This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute.

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

We fair value our investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date less a discount for the restriction. For all other investments, inputs used to measure fair value reflect management's best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these investments, we estimate the fair value of our senior debt, mezzanine debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches. We estimate

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

the fair value of our Structured Products using a market yield valuation methodology that combines market and income approaches.

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

ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market for an asset is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have identified the M&A market as the principal market for our investments in portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.

Accordingly, we use the M&A market as the principal market for our investments in portfolio companies that we control or can gain control as of the measurement date, and we use a hypothetical secondary market for our investments in portfolio companies that we do not control or cannot gain control as of the measurement date. However, to the extent that an active market exists for such investments, we will consider that as the principal market. Our valuation policy considers the fact that no ready market exists for substantially all of our investments and that the fair value for our investments must typically be determined using unobservable inputs.

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

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the M&A market, which we believe is consistent with how market participants would transact for these items in order to maximize their value. In applying the Enterprise Value Waterfall valuation methodology, we consider that in a change of control transaction, our loans are generally required to be repaid at par and that a buyer cannot assume the loan.

To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company’s assets, third-party valuations of the portfolio company, offers from third-parties to buy the portfolio company and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment, including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability, relative performance, and for portfolio companies in which we control, a control premium to the market price of comparable public companies. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium. Further, a change in the future growth assumptions in projected future financial results could have a directionally opposite change in the assumptions used for determining an appropriate discount rate.

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

Market Yield Valuation Methodology

For debt and redeemable preferred equity investments in portfolio companies for which we are required to identify a hypothetical secondary market as the principal market, we estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under ASC 820.

For debt and redeemable preferred equity investments of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date, including considering the current maturity date of the loan. The average life used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We also fair value our investments in Structured Products using the Market Yield valuation methodology. We estimate fair value based on such factors as third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency at broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.

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

As of June 30, 2012, we owned all of the equity in European Capital, an investment fund that invests in buyouts of private companies sponsored by European Capital, invests in the buyouts of private equity buyouts sponsored by other private equity firms and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to comparable publicly traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$813	$813
Mezzanine Debt	—	—	1,158	1,158
Preferred Equity	—	—	1,221	1,221
Common Equity	—	47	1,675	1,722
Equity Warrants	—	—	79	79
Structured Products	—	—	227	227
Derivative Agreements, Net	—	(36)	—	(36)
Total	$—	$11	$5,173	$5,184

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$1,054	$1,054
Mezzanine Debt	—	—	1,464	1,464
Preferred Equity	—	—	1,110	1,110
Common Equity	—	35	1,172	1,207
Equity Warrants	—	—	77	77
Structured Products	—	—	218	218
Derivative Agreements, Net	—	—	(89)	(89)
Total	$—	$35	$5,006	$5,041

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2012 and 2011:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, April 1, 2012	$847	$1,343	$1,116	$1,715	$85	$231	$(95)	$5,242
Net realized gain (loss)(1)	(5)	(7)	(94)	(26)	—	(35)	(67)	(234)
Reversal of prior period net depreciation on realization(2)	6	7	108	27	—	34	59	241
Net unrealized appreciation (depreciation)(2)(3)	7	1	46	(66)	(8)	4	—	(16)
Purchases(4)	48	45	51	29	2	—	—	175
Sales(5)	—	—	(43)	(5)	—	—	—	(48)
Settlements, net(6)	(90)	(231)	37	1	—	(7)	67	(223)
Transfers out of Level 3(7)	—	—	—	—	—	—	36	36
Balances, June 30, 2012	$813	$1,158	$1,221	$1,675	$79	$227	$—	$5,173

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, April 1, 2011	$1,188	$1,771	$1,127	$1,253	$83	$230	$(90)	$5,562
Net realized (loss) gain(1)	(163)	1	(13)	(2)	—	(57)	(14)	(248)
Reversal of prior period net depreciation on realization(2)	164	1	12	5	—	57	11	250
Net unrealized appreciation (depreciation)(2)(3)	15	(45)	14	361	(5)	8	(11)	337
Purchases(4)	11	34	31	—	1	—	—	77
Sales(5)	1	—	(9)	(6)	—	—	—	(14)
Settlements(6)	(42)	(110)	—	—	—	(7)	14	(145)
Balances, June 30, 2011	$1,174	$1,652	$1,162	$1,611	$79	$231	$(90)	$5,819

(1)
Included in net realized loss in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation in the consolidated statements of operations.

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

(7)
Derivative agreements have historically been categorized as Level 3 within the fair value hierarchy due to a significant unobservable input associated with a credit valuation adjustment. During the three months ended June 30, 2012, the credit valuation adjustment was no longer considered to be significant in the determination of the fair value of our derivative agreements. As a result, the derivative agreements were transferred out of Level 3 and into Level 2 of the fair value hierarchy. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2012 and 2011:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,172	$77	$218	$(89)	$5,006
Net realized (loss) gain(1)	(18)	(32)	(165)	(40)	7	(44)	(75)	(367)
Reversal of prior period net depreciation (appreciation) on realization(2)	18	28	178	39	(7)	43	67	366
Net unrealized appreciation (depreciation)(2)(3)	12	—	83	400	8	22	(14)	511
Purchases(4)	64	80	76	82	2	—	—	304
Sales(5)	—	—	(76)	(18)	(8)	—	—	(102)
Settlements, net(6)	(317)	(382)	15	40	—	(12)	75	(581)
Transfers out of Level 3(7)	—	—	—	—	—	—	36	36
Balances, June 30, 2012	$813	$1,158	$1,221	$1,675	$79	$227	$—	$5,173

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373
Net realized (loss) gain(1)	(162)	1	(7)	(4)	—	(57)	(27)	(256)
Reversal of prior period net depreciation (appreciation) depreciation on realization(2)	166	1	2	5	(1)	57	22	252
Net unrealized appreciation (depreciation)(2)(3)	29	(29)	19	632	—	47	(9)	689
Purchases(4)	44	86	63	3	1	—	—	197
Sales(5)	(7)	—	(87)	(23)	—	—	—	(117)
Settlements(6)	(178)	(190)	38	—	—	(15)	26	(319)
Balances, June 30, 2011	$1,174	$1,652	$1,162	$1,611	$79	$231	$(90)	$5,819

(1)
Included in net realized loss in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation in the consolidated statements of operations.

(3)
Excludes unrealized appreciation (depreciation) related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency.

(4)
Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the accrual or allowance of payment-in-kind interest or cumulative dividends and the amortization of discounts, premiums and closing fees.

(5)	Includes the sale of equity investments, collection of cumulative dividends, loan syndications and loan sales.

(6)
Includes principal repayments on debt investments, collection of PIK interest, collection of accreted loan discounts, the exchange of one or more existing securities for one or more new securities and net interest rate derivative periodic interest and termination payments.

(7)
Derivative agreements have historically been categorized as Level 3 within the fair value hierarchy due to a significant unobservable input associated with a credit valuation adjustment. During the three months ended June 30, 2012, the credit valuation adjustment was no longer considered to be significant in the determination of the fair value of our derivative agreements. As a result, the derivative agreements were transferred out of Level 3 and into Level 2 of the fair value hierarchy. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum

Enterprise Value Waterfall Methodology
Senior Debt	$291	Enterprise discounted cash flow	Discount rate	11%	75%
			Terminal value growth rate	—%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	5%
			Control premium	11%	20%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(30%)	(10%)
Mezzanine Debt	$984	Enterprise discounted cash flow	Discount rate	10%	41%
			Terminal value growth rate	3%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	10%
			Control premium	—%	27%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	20%
Preferred Equity	$1,141	Enterprise discounted cash flow	Discount rate	10%	28%
			Terminal value growth rate	2%	10%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%
			Control premium	11%	27%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	20%
Common Equity	$1,769	Enterprise discounted cash flow	Discount rate	9%	75%
			Terminal value growth rate	3%	10%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%
			Control premium	—%	27%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	20%
Equity Warrants	$75	Enterprise discounted cash flow	Discount rate	12%	75%
			Terminal value growth rate	2%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	—%
			Control premium	11%	21%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(25%)	20%

Market Yield Valuation Methodology
Senior Debt	$480	Discounted cash flow	Market yield	7%	35%
			Estimated remaining life	0 yrs	4 yrs
Mezzanine Debt	$176	Discounted cash flow	Market yield	12%	21%
			Estimated remaining life	2 yrs	4 yrs
Preferred Equity	$65	Discounted cash flow	Market yield	18%	18%
			Estimated remaining life	1 yr	4 yrs
Structured Products	$227	Discounted cash flow	Discount rate	11%	43%
			Constant prepayment rate	30%	30%
			Constant default rate	2%	4%
		Sales of comparable securities	Cover price adjustment	2%	10%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Cost
Senior debt	15.3%	17.7%
Mezzanine debt	20.4%	23.0%
Preferred equity	23.2%	22.9%
Common equity	33.0%	28.3%
Equity warrants	1.5%	1.3%
Structured Products	6.6%	6.8%
Total	100.0%	100.0%

Fair Value
Senior debt	15.6%	20.6%
Mezzanine debt	22.2%	28.5%
Preferred equity	23.4%	21.6%
Common equity	33.0%	23.5%
Equity warrants	1.5%	1.5%
Structured Products	4.3%	4.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of June 30, 2012 and December 31, 2011. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	June 30, 2012	December 31, 2011
Cost
Commercial Services and Supplies	10.3%	9.1%
Life Sciences Tools and Services	8.6%	7.4%
Household Durables	6.6%	6.0%
Real Estate and Real Estate Investment Trusts	6.3%	6.7%
Internet and Catalog Retail	5.0%	4.2%
Health Care Providers and Services	4.6%	5.1%
Hotels, Restaurants and Leisure	4.4%	6.2%
Professional Services	4.2%	3.3%
Aerospace and Defense	3.9%	3.3%
Auto Components	3.8%	3.2%
Pharmaceuticals	3.7%	2.7%
Computers and Peripherals	3.6%	3.0%
Construction and Engineering	3.5%	2.6%
Capital Markets	3.2%	1.3%
Food Products	2.7%	4.0%
Health Care Equipment and Supplies	2.7%	2.2%
Diversified Financial Services	2.5%	2.3%
Leisure Equipment and Products	2.5%	2.9%
Diversified Consumer Services	2.4%	2.2%
Electrical Equipment	2.4%	5.5%
Oil, Gas and Consumable Fuels	2.1%	1.7%
Electronic Equipment, Instruments and Components	1.5%	2.6%
Other	9.5%	12.5%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	June 30, 2012	December 31, 2011
Fair Value
Capital Markets	18.7%	9.6%
Commercial Services and Supplies	12.0%	11.7%
Health Care Providers and Services	6.4%	5.8%
Electrical Equipment	5.0%	9.0%
Life Sciences Tools and Services	4.7%	4.2%
Pharmaceuticals	4.2%	3.0%
Hotels, Restaurants and Leisure	4.0%	7.0%
Professional Services	3.9%	4.0%
Construction and Engineering	3.7%	3.3%
Internet and Catalog Retail	3.6%	3.0%
Aerospace and Defense	3.1%	3.1%
Health Care Equipment and Supplies	3.1%	2.8%
Real Estate and Real Estate Investment Trusts	3.0%	2.9%
Food Products	2.7%	3.2%
Computers and Peripherals	2.7%	2.8%
Auto Components	2.5%	2.4%
Diversified Consumer Services	2.2%	2.4%
Electronic Equipment, Instruments and Components	1.9%	3.0%
Leisure Equipment and Products	1.8%	2.6%
Other	10.8%	14.2%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products, as of June 30, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2012	December 31, 2011
Cost
International	27.2%	24.3%
Mid-Atlantic	18.4%	18.2%
Southwest	18.4%	22.7%
Northeast	11.2%	10.5%
South-Central	10.0%	9.0%
Southeast	9.4%	10.5%
North-Central	4.8%	4.2%
Northwest	0.6%	0.6%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	29.8%	25.1%
Southwest	21.6%	25.9%
International	15.3%	14.8%
Northeast	11.8%	10.8%
Southeast	11.6%	13.7%
North-Central	5.7%	5.0%
South-Central	3.9%	4.2%
Northwest	0.3%	0.5%
Total	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Fixed rate private secured notes due December 2013	$30	$30
Floating rate private secured loans due December 2013	16	17
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public notes due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	—	21
ACAS Business Loan Trust 2005-1 asset securitization	76	227
ACAS Business Loan Trust 2006-1 asset securitization	132	180
ACAS Business Loan Trust 2007-1 asset securitization	87	140
ACAS Business Loan Trust 2007-2 asset securitization	61	97
Total	$941	$1,251

The daily weighted average debt balance for the three months ended June 30, 2012 and 2011 was $1,011 million and $1,679 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2012 and 2011 was $1,097 million and $1,839 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2012 and 2011 was 6.3% and 5.9%, respectively, compared to 4.8% and 5.3%, respectively, for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2012 and 2011 was 5.2% and 4.8%, respectively,

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

compared to 3.9% for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of June 30, 2012 was 5.4%.

As of June 30, 2012 and December 31, 2011, the aggregate fair value of the above borrowings was $928 million and $1,210 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 1 inputs for our publicly traded debt and Level 2 inputs for the remainder of our borrowings. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Secured Debt Agreements

As of June 30, 2012, we had secured loans (“Floating Rate Private Secured Loans”) outstanding under an amended and restated credit agreement and secured notes outstanding under an indenture (collectively with the amended and restated credit agreement, the “Secured Debt Agreements”), consisting of fixed rate private secured notes (“Fixed Rate Private Secured Notes”), call-protected fixed rate secured notes (“Fixed Rate Non-Amortizing Secured Notes”) and call-protected floating rate secured notes (“Floating Rate Non-Amortizing Secured Notes,” and collectively with the Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes, the “Secured Debt”).

Maturity Date and Optional Redemption—The Secured Debt has a final maturity date of December 31, 2013, unless earlier repaid. The Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes may be redeemed at our option in whole or in part from time to time so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date.

Scheduled Amortization and Mandatory Redemption—As of June 30, 2012, there were no further required scheduled amortization payments on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory prepayments in certain instances as follows: (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) 25% of any Realized Proceeds, and (iv) 25% of Excess Cash Flow (as defined in the Secured Debt Agreements). However, as of June 30, 2012, we were entitled to retain the first $105 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes are not subject to amortization or mandatory redemptions.

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

The following table sets forth the interest rates on the Secured Debt as of June 30, 2012:

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

Covenants—The financial covenants under the Secured Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants. As of June 30, 2012, we were in compliance with all of the covenants under the Secured Debt Agreements.

Asset Securitizations

Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2012, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2012, our asset securitizations, which had an outstanding balance of $356 million, were secured by portfolio investments and assets with a fair value of approximately $1.1 billion. On April 25, 2012, the third-party notes issued by ACAS Business Loan Trust 2004-1 were paid off in full.

As of June 30, 2012, we were in compliance with all of the covenants under our asset securitizations.

Note 5.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of June 30, 2012, we were not in default under any of our interest rate swap agreements.

We have entered into interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of derivative agreements and subsequently record the cash payments as a net realized gain or loss on derivative agreements on the interest settlement date, offset by a reversal of unrealized appreciation of depreciation. The cash payments are classified under investing activities in our consolidated statements of cash flows. Cash payments received or paid for the termination of an interest rate swap agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

During the three and six months ended June 30, 2012, we paid $62 million in connection with the early termination of certain interest rate swap agreements, which amount is recorded as a realized loss in the financial statement line item derivative agreements in our consolidated statements of operations. The realized loss was partially offset by a reversal of unrealized depreciation of $55 million recorded in the financial statement line item derivative agreements in our consolidated statements of operations. During the three and six months ended June 30, 2011, we paid $1 million and $2 million, respectively, in connection with the termination of certain interest rate swap agreements, which is recorded as a net realized loss in the financial statement line item derivative agreements in our consolidated statements of operations.

During the three and six months ended June 30, 2012, we recorded a net realized loss of $9 million and $17 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements on interest rate swap agreements. During the three and six months ended June 30, 2011, we recorded a net realized loss of $13 million and $25 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements on interest rate swap agreements.

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

Certain of our interest rate swap agreements contain an event of default provision that allows the counterparty to terminate agreements outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a U.S. GAAP fair value liability of $2 million and $50 million as of June 30, 2012 and December 31, 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of June 30, 2012 and December 31, 2011, the termination liability would have been $2 million and $61 million as of such dates, respectively. The difference between the U.S. GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default provision that allows the counterparty to terminate agreements outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a U.S. GAAP fair value liability of $15 million as of June 30, 2012 and December 31, 2011. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of June 30, 2012 and December 31, 2011, the termination liability would have been $15 million and $18 million as of such dates, respectively. The difference between the U.S. GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements entered into by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a U.S. GAAP fair value liability of $30 million and $34 million as of June 30, 2012 and December 31, 2011, respectively. If such interest rate swap agreements could have been terminated early in accordance with their terms as of June 30, 2012 and December 31, 2011, the aggregate termination liability would have been $30 million and $38 million, respectively. The difference between the U.S. GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 6.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted net operating income per common share	$194	$71	$243	$154
Numerator for basic and diluted net earnings per common share	$237	$410	$817	$844
Denominator for basic weighted average common shares	324.5	347.3	327.7	346.7
Employee stock options and awards	9.4	14.3	9.1	13.3
Denominator for diluted weighted average common shares	333.9	361.6	336.8	360.0
Basic net operating income per common share	$0.60	$0.20	$0.74	$0.44
Diluted net operating income per common share	$0.58	$0.20	$0.72	$0.43
Basic net earnings per common share	$0.73	$1.18	$2.49	$2.43
Diluted net earnings per common share	$0.71	$1.13	$2.43	$2.34

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

Stock options and unvested shares under our deferred compensation plan of 30.4 million and 31.4 million for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method. Stock options and unvested shares under our deferred compensation plan of 18.7 million and 15.1 million for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

Note 7.	Commitments and Contingencies

As of June 30, 2012, we had commitments under loan and financing agreements to fund up to $95 million to 16 portfolio companies, with $30 million and $10 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 8.	Shareholders' Equity

Our common stock activity for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012	2011
Common stock outstanding at beginning of period	329.1	342.4
Issuance of common stock under stock option plans	2.6	2.0
Repurchase of common stock	(14.6)	—
Distribution of common stock held in deferred compensation trust	0.6	0.7
Common stock outstanding at end of period	317.7	345.1

Stock Repurchase and Dividend Program

During the third quarter of 2011, our Board of Directors adopted a program that may provide for additional repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2012, we made open market purchases of 9.1 million shares, or $85 million, of our common stock at an average price of $9.34 per share. During the six months ended June 30, 2012, we made open market purchases of 14.6 million shares, or $134 million, of our common stock at an average price of $9.13 per share.

Note 9.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both a net operating loss and net long-term capital loss for the nine months ended June 30, 2012. Under Subchapter C of the Code, we are able to carry forward any net operating losses to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C of the Code, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

As a corporation taxed under Subchapter C of the Code, we are able to file a consolidated federal income tax return with corporate subsidiaries, including portfolio companies, in which we hold 80% or more of the outstanding equity interest measured by both vote and fair value. Effective for our tax year ended September 30, 2011, we have elected to file a consolidated federal income tax return with eligible portfolio companies. As a result, we have entered into a tax sharing agreement under which members of the consolidated tax group are compensated for losses and other tax benefits by members that are able to use those losses and tax benefits on their pro forma stand-alone federal income tax return.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the significant components of our deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$261	$86
Net unrealized depreciation of ordinary investments	137	203
Basis differences in ordinary investments	81	89
Stock-based compensation	61	51
Other	8	7
Total ordinary deferred tax assets	548	436
Net capital loss carryforwards	171	180
Net unrealized depreciation of capital investments	179	457
Basis differences in capital investments	110	204
Total capital deferred tax assets	460	841
Total deferred tax assets	1,008	1,277
Less valuation allowance	(460)	(841)
Total deferred tax assets less valuation allowance	548	436

Deferred tax liabilities
Other	(7)	(8)
Total deferred tax liabilities	(7)	(8)
Total net deferred tax assets	$541	$428

The table above classifies certain deferred tax assets and liabilities based on management's estimate of the expected tax character of recognition of the reversal of the timing difference that gives rise to the deferred tax assets and liabilities as either ordinary or capital income. The ultimate tax character of the deferred tax assets and liabilities may change from the above classification based on the ultimate form of the recognition of the timing difference.

As of June 30, 2012, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of June 30, 2012, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $460 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our cumulative net unrealized depreciation on our capital assets as of June 30, 2012, we do not believe that we can reliably forecast future net capital gains or appreciation to realize our capital deferred tax assets.

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

As of June 30, 2012, we estimate that we had $678 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross deferred tax asset of $261 million. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of June 30, 2012, we estimate that we had $443 million of net capital loss carryforwards for federal income tax purposes and various state net capital loss carryforwards for which we have recorded a gross deferred tax asset of $171 million. Under the rules governing the carryover of capital losses from a RIC to a Subchapter C corporation, $159 million of these capital losses

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

initially had a carryforward of eight years, which will be reduced by one year for each year during the carryforward period (not to exceed three years) that we do not qualify as a RIC. If we remain a Subchapter C corporation, $1 million will expire in 2014, $158 million will expire in 2015, $270 million will expire in 2016 and $14 million will expire in 2017. We will only be able to utilize these net capital loss carryforwards to the extent we generate future net capital gains within the carryforward periods.

A reconciliation of the tax provision computed at the U.S. federal statutory income tax rate and our effective tax rate for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax on income computed at federal statutory tax rate	$32	$144	$246	$295
State taxes, net of federal tax benefit	5	17	29	34
Conversion to a taxable corporation	—	(1,313)	—	(1,481)
Valuation allowance	(164)	1,153	(381)	1,153
Other	(17)	(1)	(7)	(1)
Total tax benefit	$(144)	$—	$(113)	$—

On May 2, 2012, we received written approval from the Internal Revenue Service to change our tax accounting method related to the recognition of accrued but unpaid dividends on our investments in PIK preferred equity securities. The change in our tax accounting method resulted in a cumulative adjustment related to the preferred equity securities that we held as of October 1, 2010. As a result, our net operating loss carryforward increased by $338 million as of June 30, 2012 with a corresponding decrease in our tax basis of our capital investments. The change in tax accounting method increased our ordinary deferred tax assets by $132 million with a corresponding decrease in our capital deferred tax assets. As a result of this change, we recorded a $132 million tax benefit during the three months ended June 30, 2012 for the release of a valuation allowance.

During the three months ended June 30, 2012, we changed our assumption regarding the expected tax character from capital to ordinary for realized losses and unrealized depreciation on certain interest rate swap agreements. The change increased our ordinary deferred tax assets by $34 million with a corresponding decrease in our capital deferred tax assets. As a result of this change in the expected tax character of our deferred tax assets, we recorded a $34 million tax benefit during the three months ended June 30, 2012 associated with the release of a valuation allowance.

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

We are also an alternative asset manager with our alternative asset fund management conducted through our wholly-owned portfolio company, American Capital, LLC. As of June 30, 2012, we had $100 billion of assets under management, including $94 billion of third-party assets, which includes $11 billion of fee-earning assets. American Capital, LLC manages the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”).

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

Portfolio Composition

As of June 30, 2012, we had investments in 138 portfolio companies totaling $5.2 billion at fair value, with an average investment size of $38 million, or 0.6% of total assets. As of June 30, 2012, our ten largest investments at fair value totaled $3.1 billion, or 49% of total assets, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
American Capital, LLC	Asset Management	Capital Markets	$806	$127
European Capital Limited	European Capital	Diversified Financial Services	643	1,337
WIS Holding Company, Inc.	One Stop Buyouts®	Commercial Services & Supplies	317	216
Affordable Care Holding Corp.	One Stop Buyouts®	Health Care Providers & Services	237	158
Mirion Technologies, Inc.	One Stop Buyouts®	Electrical Equipment	209	94
WRH, Inc.	One Stop Buyouts®	Life Sciences Tools & Services	205	384
SPL Acquisition Corp.	One Stop Buyouts®	Pharmaceuticals	185	165
SMG Holdings, Inc.	One Stop Buyouts®	Hotels, Restaurants & Leisure	173	193
The Tensar Corporation	Private Equity Buyouts	Construction & Engineering	163	151
Paradigm Precision Holdings, LLC	One Stop Buyouts®	Aerospace & Defense	136	172
Total			$3,074	$2,997

Our investments are composed of the following six product lines: (i) One Stop Buyouts®, (ii) Private Equity Buyouts, (iii) Direct and Other, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of June 30, 2012, at fair value, as a percentage of total investments based on these different product lines, is shown below:

One Stop Buyouts®
49%
Structured Products
5%
Direct and Other
3%
Asset Management
16%
European Capital
12%
Private Equity Buyouts
15%

The type and aggregate dollar amount of new investments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Private Equity Buyouts	$22	$—	$22	$—
Direct and Other	—	—	—	14
Add-on investment in American Capital, LLC	30	—	86	—
Add-on financing for acquisitions	3	1	3	1
Add-on financing for working capital in distressed situations	2	3	17	19
Add-on financing for growth and working capital	4	2	16	99
Add-on financing for recapitalizations, not including distressed investments	42	—	42	25
Total	$103	$6	$186	$158
We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Principal prepayments	$223	$114	$511	$263
Sale of equity investments	42	28	89	91
Payment of accrued PIK notes and dividend and accreted original issue discounts	56	28	107	72
Loan syndications and sales	—	—	—	6
Scheduled principal amortization	11	9	21	17
Total	$332	$179	$728	$449

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

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. The loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of the loans permit the interest to be paid-in-kind by adding the interest to the outstanding loan balance and then paying it at maturity. We price our debt and equity investments based on our analysis of each transaction. As of June 30, 2012, the weighted average effective interest rate on our private finance debt investments was 11.0%, which includes the impact of non-accruing loans. As of June 30, 2012, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our investments in European Capital and American Capital, LLC, was 52%, with a total equity investment at fair value of approximately $1.6 billion.

There is generally no publicly available information about these companies or primary or secondary market for the trading of these privately issued loans and equity securities. We have exited these investments historically through normal repayment, a change in control transaction or recapitalization of the portfolio company. However, we may also sell our loans or equity securities.

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

As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of June 30, 2012, we had board seats at 58 out of 97 of our private finance companies and had board observation rights on 9 of our remaining private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital, LLC Investment

Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, subsidiaries of American Capital, LLC enter into management agreements with each of its managed alternative asset funds. As of June 30, 2012, our investment in American Capital, LLC was $127 million at cost and $806 million at fair value, or 15% of our total investments at fair value. The discussion of the operations of American Capital, LLC includes its consolidated subsidiaries. As of June 30, 2012, its third-party assets under management totaled $94 billion, including $85 billion of assets under management in American Capital Agency Corp. (NASDAQ: AGNC) and $7 billion of assets under management in American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded residential mortgage real estate investment trusts (“REITs”).

American Capital, LLC had over 70 employees as of June 30, 2012, including seven investment teams with over 25 investment professionals located in Bethesda (Maryland), New York, London and Paris. We have entered into service agreements with American Capital, LLC to provide it with additional asset management service support. Through these agreements, we provide investment advisory and oversight services to American Capital, LLC, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital, LLC a fee for the use of these services. American Capital, LLC generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the alternative asset funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC's funds under management as of June 30, 2012:

	European Capital	AGNC	MTGE	ACE I	ACE II	ACAS CLO-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (AGNC)	Publicly Traded REIT - NASDAQ (MTGE)	Private Equity Fund	Private Equity Fund	CLO
Established	2005	2008	2011	2006	2007	2006
Assets under management	$1.5 Billion	$84.8 Billion	$7.0 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion
Investment types	Senior and Mezzanine Debt, Equity, Structured Products	Agency Securities	Mortgage Investments	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life

European Capital Investment

European Capital is an investment fund incorporated in Guernsey, which is wholly-owned by us. European Capital invests in One Stop Buyouts®, Private Equity Buyouts and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of June 30, 2012, European Capital had investments in 54 portfolio companies totaling $1.3 billion at fair value, with an average investment size of $24 million, or 1.6% of its total assets. As of June 30, 2012, European Capital's five largest investments at fair value were $481 million, or 33% of its total assets.

The composition of European Capital's investment portfolio by product line as of June 30, 2012, at fair value, as a percentage of its total investments, is shown below:

One Stop Buyouts®
30%
Structured Products
1%
Direct and Other
3%
66%
Private Equity Buyouts

As of June 30, 2012, 99.5% of European Capital's assets are invested in portfolio companies headquartered in countries with AA+ rating or better based on Standard & Poor's ratings as of March 31, 2012. As of June 30, 2012, European Capital's NAV at fair value was $819 million. As of June 30, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $574 million, respectively, and a debt investment with a fair value and cost basis of $69 million. As of June 30, 2012, we valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value.

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

See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2012.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income	$163	$142	$312	$301
Operating expenses	66	71	134	147
NOI before income taxes	97	71	178	154
Tax benefit	97	—	65	—
NOI	194	71	243	154
Net realized loss	(182)	(248)	(289)	(251)
Net realized earnings (loss)	12	(177)	(46)	(97)
Net unrealized appreciation	225	587	863	941
Net earnings	$237	$410	$817	$844

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income on debt investments	$60	$81	$144	$174
Interest income on Structured Products investments	16	14	31	27
Dividend income on private finance portfolio investments	54	30	76	66
Dividend income from American Capital, LLC	21	6	36	10
Interest and dividend income	151	131	287	277
Portfolio company advisory and administrative fees	5	5	8	9
Advisory and administrative services - American Capital, LLC	4	6	10	10
Other fees	3	—	7	5
Fee income	12	11	25	24
Total operating income	$163	$142	$312	$301

Total Operating Income by Product Line

The following table summarizes our total operating income by product line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
One Stop Buyouts®	$92	$67	$165	$153
Private Equity Buyouts	23	31	50	70
Direct and Other	5	17	17	30
Asset Management	25	12	46	20
European Capital	2	1	3	1
Structured Products	16	14	31	27
Total operating income	$163	$142	$312	$301

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Debt investments(1)	$2,292	$3,229	$2,463	$3,364
Effective interest rate on debt investments(1)	10.4%	10.0%	11.7%	10.3%
Average non-accrual debt investments at cost(2)	$379	$591	$392	$628
Structured Products investments(1)	$426	$574	$438	$584
Effective interest rate on Structured Products investments(1)	14.7%	9.7%	13.9%	9.3%
Debt and Structured Products investments(1)	$2,718	$3,803	$2,901	$3,948
Effective interest rate on debt and Structured Products investments(1)	11.1%	9.9%	12.0%	10.2%
Average monthly one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments - private finance portfolio(1)(3)	$2,154	$2,230	$2,185	$2,198
Effective dividend yield on equity investments - private finance portfolio(1)(3)	10.0%	5.4%	7.0%	6.1%
Debt, Structured Products and equity investments(1)(3)	$4,872	$6,033	$5,086	$6,146
Effective yield on debt, Structured Products and equity investments(1)(3)	10.6%	8.3%	9.8%	8.7%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

(3)	Excludes our equity investment in American Capital, LLC and European Capital.

Debt Investments

Interest income on debt investments decreased by $21 million, or 26%, and by $30 million, or 17%, for the three and six months ended June 30, 2012, respectively, over the comparable periods in 2011, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $0.9 billion for the three and six months ended June 30, 2012 over the comparable periods in 2011 primarily as a result of the repayment or sale of debt investments or write-off of non-performing debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income that was reserved in prior periods. For the three months ended June 30, 2012 and 2011, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $5 million and $7 million, respectively, as a result of debt investments being placed on non-accrual during the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $9 million as a result of debt investments being removed from non-accrual compared to net reserves on uncollected PIK interest income recorded in prior periods of $7 million as a result of debt investments being placed on non-accrual during the six months ended June 30, 2011.

Structured Products

Interest income on Structured Products investments increased by $2 million, or 14%, and by $4 million, or 15%, for the three and six months ended June 30, 2012, respectively, over the comparable periods in 2011, primarily due to an increase in interest income recognized on our CLO investments due to increases in projected cash flows. Our weighted average Structured Products investments outstanding decreased by $148 million, or 26%, and by $146 million, or 25%, for the three and six months ended June 30, 2012, respectively, over the comparable periods in 2011, primarily as a result of the write-off of non-performing CMBS investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments increased by $24 million, or 80%, and by $10 million, or 15% for the three and six months ended June 30, 2012, respectively, over the comparable periods in 2011, primarily due to the recognition of prior period dividend income for private finance preferred stock investments removed from non-accrual during the three and six months ended June 30, 2011. As a result, the monthly weighted average effective dividend yield on equity investments was 10.0% and 7.0% for the three and six months ended June 30, 2012, respectively, a 460 basis point and 90 basis point increase over the comparable periods in 2011.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and six months ended June 30, 2012, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $27 million and $30 million, respectively, which had an approximate 510 basis point and 280 basis point impact, respectively, on the effective dividend yield on equity investments. For the three and six months ended June 30, 2011, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $16 million and $31 million, respectively, which had an approximate 280 basis point impact on the effective dividend yield on equity investments.

Equity Investments - American Capital, LLC

Dividend income from American Capital, LLC was $21 million and $36 million for the three and six months ended June 30, 2012, respectively, and $6 million and $10 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, we received an additional $3 million and $5 million, respectively, of dividends from American Capital, LLC which were recorded as a reduction to cost basis. For the three and six months ended June 30, 2011, we received an additional $2 million and $4 million, respectively, of dividends from American Capital, LLC which were recorded as a reduction to cost basis. The increase in dividends received during the three and six months ended June 30, 2012 was primarily due to an increase in net income of American Capital, LLC, which was primarily generated from an increase in fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital as a result of follow-on equity offerings.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the three and six months ended June 30, 2012 were $5 million and $8 million, respectively, compared to $5 million and $9 million for the three and six months ended June 30, 2011, respectively.

Advisory and Administrative Services - American Capital, LLC

We have entered into service agreements with American Capital, LLC to provide additional asset management service support so that American Capital, LLC can fulfill its responsibilities under its fund management agreements. The fees generated from these service agreements for the three and six months ended June 30, 2012 were $4 million and $10 million, respectively, compared to $6 million and $10 million for the three and six months ended June 30, 2011, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $3 million and $7 million for the three and six months ended June 30, 2012, respectively, and $0 million and $5 million for the three and six months ended June 30, 2011, respectively.

Operating Expenses

Operating expenses decreased by $5 million, or 7%, and $13 million, or 9%, for the three and six months ended June 30, 2012, respectively, over the comparable periods in 2011. Operating expenses consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest	$16	$20	$32	$49
Salaries, benefits and stock-based compensation	37	38	74	74
General and administrative	13	13	28	24
Total operating expenses	$66	$71	$134	$147

Interest

Interest expense for the three and six months ended June 30, 2012 decreased $4 million, or 20%, and $17 million, or 35%, respectively, over the comparable periods in 2011. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding for the three and six months ended June 30, 2012 over the comparable periods in 2011 as well as a decrease in the amortization of deferred financing costs primarily as a result of unscheduled payments on our outstanding secured borrowings during 2011.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset Securitizations:
Cash interest expense	$2	$2	$3	$5
Amortization of deferred financing costs	1	1	2	2
Total interest expense	$3	$3	$5	$7

Weighted average interest rate, including amortization of deferred financing costs	1.9%	1.3%	1.8%	1.2%
Weighted average interest rate, excluding amortization of deferred financing costs	1.3%	0.9%	1.2%	0.9%
Weighted average balance outstanding	$426	$968	$512	$1,043

Public and Private Secured and Unsecured Borrowings:
Cash interest expense	$11	$14	$23	$31
Amortization of deferred financing costs	2	3	4	11
Total interest expense	$13	$17	$27	$42

Weighted average interest rate, including amortization of deferred financing costs	9.5%	9.7%	9.5%	10.7%
Weighted average interest rate, excluding amortization of deferred financing costs	8.0%	8.0%	8.0%	7.9%
Weighted average balance outstanding	$585	$711	$585	$796

Total Borrowings:
Cash interest expense	$13	$16	$26	$36
Amortization of deferred financing costs	3	4	6	13
Total interest expense	$16	$20	$32	$49

Weighted average interest rate, including amortization of deferred financing costs	6.3%	4.8%	5.9%	5.3%
Weighted average interest rate, excluding amortization of deferred financing costs	5.2%	3.9%	4.8%	3.9%
Weighted average balance outstanding	$1,011	$1,679	$1,097	$1,839

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Base salaries	$14	$13	$28	$26
Incentive compensation	9	12	17	22
Benefits	2	3	6	6
Stock-based compensation	12	10	23	20
Total salaries, benefits and stock-based compensation	$37	$38	$74	$74

As of June 30, 2012 and 2011, we had 252 and 250 employees, respectively.

Tax Provision

During our tax year ended September 30, 2011, due to a shift in the composition and value of our assets, we did not meet the quarterly investment diversification requirements to continue to be taxed as a regulated investment company. Therefore, we are now subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended, beginning with our tax year ended September 30, 2011. Our deferred tax benefit consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax benefit - net operating income	$97	$—	$65	$—
Tax benefit - net realized loss	52	—	74	—
Tax provision - net unrealized appreciation	(5)	—	(26)	—
Total tax benefit	$144	$—	$113	$—

On May 2, 2012, we received written approval from the Internal Revenue Service to change our tax accounting method related to the recognition of accrued but unpaid dividends on our investments in PIK preferred equity securities. The change in our tax accounting method resulted in a cumulative adjustment related to the preferred equity securities that we held as of October 1, 2010. As a result, our net operating loss carryforward increased by $338 million as of June 30, 2012 with a corresponding decrease in our tax basis of our capital investments. The change in tax accounting method increased our ordinary deferred tax assets by $132 million with a corresponding decrease in our capital deferred tax assets. As a result of this change, we recorded a $132 million tax benefit during the three months ended June 30, 2012 for the release of a valuation allowance.

During the three months ended June 30, 2012, we changed our assumption regarding the expected tax character from capital to ordinary for realized losses and unrealized depreciation on certain interest rate swap agreements. The change increased our ordinary deferred tax assets by $34 million with a corresponding decrease in our capital deferred tax assets. As a result of this change in the expected tax character of our deferred tax assets, we recorded a $34 million tax benefit during the three months ended June 30, 2012 associated with the release of a valuation allowance.

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other, net	$8	$2	$23	$16
Total gross realized portfolio gain	8	2	23	16

FPI Holding Corporation	(48)	—	(77)	—
Small Smiles Holding Company, LLC	(66)	—	(66)	—
Halex Holdings Inc.	—	—	(27)	—
FreeConference.com, Inc.	(15)	—	(24)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	(23)	(12)	(23)	(12)
Contec, LLC	—	—	(17)	—
Orchard Brands Corporation	—	(159)	—	(159)
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	—	(25)	—	(25)
Other, net	(19)	(41)	(74)	(45)
Total gross realized portfolio loss	(171)	(237)	(308)	(241)
Total net realized portfolio loss	(163)	(235)	(285)	(225)
Tax benefit	52	—	74	—
Interest rate derivative periodic interest payments, net	(9)	(13)	(17)	(25)
Interest rate derivative termination payments	(62)	(1)	(62)	(2)
Foreign currency transactions	—	1	1	1
Total net realized loss	$(182)	$(248)	$(289)	$(251)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

In the first and second quarters of 2012, we wrote off all of our equity investments and mezzanine debt investments in FPI Holding Corporation and realized a total loss of $77 million, which was offset by a reversal of unrealized depreciation of $77 million.

In the second quarter of 2012, a U.S. Bankruptcy Court issued an order authorizing the sale of substantially all of the assets of Small Smiles Holding Company, LLC. The fair value of any consideration we received was zero. Accordingly, in the second quarter of 2012, we wrote off all of our equity investment and our senior debt investment in Small Smiles Holding Company, LLC and realized a loss of $66 million, which was offset by a reversal of unrealized depreciation of $66 million.

In the second quarter of 2011, Appleseed's Intermediate Holdings, LLC, a wholly-owned operating subsidiary of Orchard Brands Corporation, emerged from bankruptcy after voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Based on the reorganization plan, our existing senior first lien notes and our senior second lien term A notes were exchanged for new senior first lien notes and common equity of Orchard Brands Corporation and our remaining senior second lien term notes were cancelled. As a result, we realized a loss of $159 million, which was offset by a reversal of unrealized depreciation of $158 million in the second quarter of 2011 for the cancellation of our senior second lien term notes.

During the three and six months ended June 30, 2012, we made $62 million in early termination payments to terminate certain interest rate swap agreements, which were partially offset by a reversal of unrealized depreciation of $55 million.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross unrealized appreciation of private finance portfolio investments	$133	$165	$239	$294
Gross unrealized depreciation of private finance portfolio investments	(53)	(135)	(88)	(189)
Net unrealized appreciation of private finance portfolio investments	80	30	151	105
Net unrealized (depreciation) appreciation of European Capital investment	(98)	137	50	270
Net unrealized appreciation (depreciation) of European Capital foreign currency translation	33	(12)	12	(55)
Net unrealized appreciation of American Capital, LLC	41	156	328	216
Net unrealized appreciation of American Capital Mortgage Investment Corp.	5	—	12	—
Net unrealized appreciation of Structured Products investments	4	8	22	47
Reversal of prior period net unrealized depreciation upon realization	182	239	299	231
Net unrealized appreciation of portfolio investments	247	558	874	814
Foreign currency translation - European Capital	(73)	28	(36)	110
Foreign currency translation - other	(3)	1	(2)	4
Derivative agreements	4	(1)	(2)	11
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	55	1	55	2
Tax provision	(5)	—	(26)	—
Net unrealized appreciation of investments	$225	$587	$863	$941

See our “Investment Valuation Policy” in Note 3 in this Quarterly Report on Form 10-Q for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $4,090 million and fair value of $3,497 million as of June 30, 2012. There is generally no publicly available information about these companies or an active primary or secondary market for the trading of these privately issued loans and securities. We have exited these investments historically in connection with the normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three and six months ended June 30, 2012, the $80 million and $151 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. For the three and six months ended June 30, 2011, the $30 million and $105 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads.

European Capital

As of June 30, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $574 million, respectively, and a debt investment with a cost basis and fair value of $69 million. For the three months ended June 30, 2012, we recognized net unrealized depreciation of $65 million on our investment in European Capital comprised of $98 million unrealized depreciation on our investment and $33 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the six months ended June 30, 2012, we recognized unrealized appreciation of $62 million on our investment in European Capital comprised of $50 million unrealized appreciation on our investment and $12 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the three months ended June 30, 2011, we recognized net unrealized appreciation of $125 million on our investment in European Capital comprised of $137 million unrealized appreciation on our investment and $12 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the six months ended June 30, 2011, we recognized unrealized appreciation of $215 million on our investment in European Capital comprised of $270 million unrealized appreciation on our investment and $55 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2012, we recorded unrealized depreciation of $73 million and $36 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $76 million and $38 million for foreign currency translation for the three and six months ended June 30, 2012, respectively). For the three and six months ended June 30, 2011, we recorded unrealized appreciation of $28 million and $110 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $29 million and $114 million for foreign currency translation for the three and six months ended June 30, 2011, respectively).

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

During the three months ended June 30, 2012, the unrealized depreciation on our investment of $98 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase to the discount applied to NAV. During the six months ended June 30, 2012, the unrealized appreciation on our investment of $50 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV. During the three and six months ended June 30, 2011, the unrealized appreciation on our investment of $137 million and $270 million, respectively, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV.

The following is a summary of European Capital's NAV at fair value and our equity investment's implied discount to European Capital's NAV at fair value (€ and $ in millions) as of June 30, 2012, March 31, 2012 and December 31, 2011:

	June 30, 2012	March 31, 2012	December 31, 2011
Debt investments at fair value	€738	€719	€712
Equity investments at fair value	290	258	262
Other assets and liabilities, net	57	142	92
Secured debt at cost	(266)	(290)	(271)
Unsecured debt at cost	(113)	(110)	(111)
Unsecured debt from American Capital at cost	(56)	(66)	(57)
NAV (Euros)	€650	€653	€627
Exchange rate	1.26	1.33	1.30
NAV (U.S. dollars)	$819	$868	$815
Fair value of American Capital equity investment	$574	$711	$547
Implied discount to NAV	29.9%	18.1%	32.9%

American Capital, LLC

American Capital, LLC manages the following funds through various subsidiaries: European Capital, AGNC, MTGE, ACE I, ACE II and ACAS CLO-1. American Capital, LLC had a cost basis of $127 million and fair value of $806 million as of June 30, 2012. During the three and six months ended June 30, 2012, we recognized $41 million and $328 million of unrealized appreciation, respectively, on our investment in American Capital, LLC. The unrealized appreciation on our investment in American Capital, LLC for the three and six months ended June 30, 2012 was primarily due to increases in the historical and projected management fees for managing AGNC and MTGE due to significant growth in their equity capital of each company. During the six months ended June 30, 2012, AGNC and MTGE have raised $2.5 billion and $508 million of equity capital, respectively. During the three and six months ended June 30, 2011, we recognized $156 million and $216 million of unrealized appreciation on our investment in American Capital, LLC, respectively. The appreciation in the fair value of American Capital, LLC for the three and six months ended June 30, 2011 was primarily due to an increase in the projected cash flows as a result of a significant increase in the projected management fees for managing AGNC due to significant growth in the equity capital of AGNC as a result of follow-on equity offerings. During the six months ended June 30, 2011, AGNC raised $3.1 billion of equity capital.

Structured Products Investments

American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CMBS, CLO and CDO securities) with a cost basis of $399 million and fair value of $227 million as of June 30, 2012. During the three and six months ended June 30, 2012, we recorded $4 million and $22 million, respectively, of net unrealized appreciation on our Structured Products investments. Our investments in CLO and CDO portfolios of commercial loans experienced $0 million and $18 million of net unrealized appreciation during the three and six months ended June 30, 2012, respectively, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows. Our CMBS portfolio experienced $4 million of net unrealized appreciation during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we recorded $8 million and $47 million, respectively, of net unrealized appreciation on our Structured Products investments. Our investments in CLO and CDO portfolios of commercial loans experienced $8 million and $39 million of net unrealized appreciation during the three and six months ended June 30, 2011, respectively, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows. Our CMBS portfolio experienced $0 million and $8 million of net unrealized appreciation during the three and six months ended June 30, 2011, respectively.

Derivative Agreements

During the three and six months ended June 30, 2012, we recorded $59 million and $53 million of net unrealized appreciation, respectively, from derivative agreements, primarily due to reversals of unrealized depreciation upon the realization of losses for terminated interest rate swaps. During the three and six months ended June 30, 2012, cash termination payments totaling $62 million were made to settle terminated interest rate swap agreements, partially offset by a reversal of unrealized depreciation of $55 million. The fair value of the net liability for our derivative agreements as of June 30, 2012 was $36 million.

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

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarters ended June 30, 2012 and 2011:

	Period Ended June 30,
	2012	2011
LTM NOI return on average equity at cost	9.0%	4.7%
LTM net realized earnings (loss) return on average equity at cost	3.2%	(1.7%)
LTM net earnings return on average equity at fair value	20.1%	36.7%
Current quarter annualized NOI return on average equity at cost	13.1%	4.8%
Current quarter annualized net realized earnings (loss) return on average equity at cost	0.9%	(11.8%)
Current quarter annualized net earnings return on average equity at fair value	18.3%	37.9%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our investment portfolio. As of June 30, 2012, we had $306 million of cash and cash equivalents and $150 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six months ended June 30, 2012 and 2011, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

As of June 30, 2012, our required principal amortization requirements for the next twelve months are limited to our $11 million of unsecured public notes due August 2012 and any principal amortization of our secured notes within our asset securitizations as a result of principal and interest payments on our securitized debt investments. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating, Investing and Financing Cash Flows

For the six months ended June 30, 2012 and 2011, net cash provided by operations was $85 million. Our cash flow from operations for the six months ended June 30, 2012 and 2011, was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the six months ended June 30, 2012 and 2011, net cash provided by investing activities was $521 million and $372 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $728 million and $449 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had portfolio investments totaling $5.2 billion at fair value, including $2.0 billion in debt investments, $3.0 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the three and six months ended June 30, 2012, approximately $31 million and $94 million, respectively, of interest income collected was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

For the six months ended June 30, 2012 and 2011, net cash used in financing activities was $504 million and $540 million, respectively. The primary use of cash from financing activities during the six months ended June 30, 2012 was debt payments of $310 million and $134 million for repurchases of our common stock. During the six months ended June 30, 2012, we repurchased 14.6 million share of our common stock for $134 million which was accretive to our NAV per share by $0.33. The primary use of financing cash during the six months ended June 30, 2011 was debt payments of $617 million, partially offset by a $69 million decrease in debt service escrows.

Debt Capital

Our debt obligations consisted of the following as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Fixed rate private secured notes due December 2013	$30	$30
Floating rate private secured loans due December 2013	16	17
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public notes due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	—	21
ACAS Business Loan Trust 2005-1 asset securitization	76	227
ACAS Business Loan Trust 2006-1 asset securitization	132	180
ACAS Business Loan Trust 2007-1 asset securitization	87	140
ACAS Business Loan Trust 2007-2 asset securitization	61	97
Total	$941	$1,251

The daily weighted average debt balance for the three months ended June 30, 2012 and 2011 was $1,011 million and $1,679 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2012 and 2011 was $1,097 million and $1,839 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2012 and 2011 was 6.3% and 5.9%, respectively, compared to 4.8% and 5.3%, respectively, for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2012 and 2011 was 5.2% and 4.8%, respectively, compared to 3.9% for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of June 30, 2012 was 5.4%.

As a BDC, we are permitted to issue Senior Securities in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2012, our asset coverage was 661%.

Secured Debt Agreements

As of June 30, 2012, we had secured loans (“Floating Rate Private Secured Loans”) outstanding under an amended and restated credit agreement and secured notes outstanding under an indenture (collectively with the amended and restated credit agreement, the “Secured Debt Agreements”), consisting of fixed rate private secured notes (“Fixed Rate Private Secured Notes”), call-protected fixed rate secured notes (“Fixed Rate Non-Amortizing Secured Notes”) and call-protected floating rate secured notes (“Floating Rate Non-Amortizing Secured Notes,” and collectively with the Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes, the “Secured Debt”).

Maturity Date and Optional Redemption—The Secured Debt has a final maturity date of December 31, 2013, unless earlier repaid. The Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes may be redeemed at our option in whole or in part from time to time so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date.

Scheduled Amortization and Mandatory Redemption—As of June 30, 2012, there were no further required scheduled amortization payments on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory prepayments in certain instances as follows: (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) 25% of any Realized Proceeds, and (iv) 25% of Excess Cash Flow (as defined in the Secured Debt Agreements). However, as of June 30, 2012, we were entitled to retain the first $105 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The Fixed Rate Non-Amortizing Secured Notes and Floating Rate Non-Amortizing Secured Notes are not subject to amortization or mandatory redemptions.

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

The following table sets forth the interest rates on the Secured Debt as of June 30, 2012:

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

Security and Ranking—The Secured Debt is a senior obligation of ours and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the Secured Debt consisted of the following as of June 30, 2012 (in millions):

	Cost Basis	Fair Value
Senior debt	$595	$507
Mezzanine debt	602	551
Preferred equity	1,350	1,211
Common equity	1,916	1,699
Equity warrants	84	73
Structured Products	384	220
Total investment collateral	4,931	4,261
Total investment non-collateral(1)	1,062	959
Total investments	$5,993	$5,220

(1)
Includes investments in our asset securitizations for which the notes issued by the asset securitizations have a security interest. We hold the subordinated notes in the asset securitizations. The Secured Debt has a first priority lien on our retained subordinated notes in the asset securitizations.

Covenants—The financial covenants under the Secured Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants. As of June 30, 2012, we were in compliance with all of the covenants under the Secured Debt Agreements.

Asset Securitizations

Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2012, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2012, our asset securitizations, which had an outstanding balance of $356 million, were secured by portfolio investments and assets with a fair value of approximately $1.1 billion. On April 25, 2012, the third-party notes issued by ACAS Business Loan Trust 2004-1 were paid off in full.

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

As of June 30, 2012, we had interest rate swap agreements that had a net fair value liability of $36 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions in the event of default under certain conditions. As of June 30, 2012, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of June 30, 2012, our NAV was $16.62 per share and our closing market price was $10.06 per share.

During the third quarter of 2011, our Board of Directors adopted a program that may provide for additional repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2012, we made open market purchases of 9.1 million shares, or $85 million, of our common stock at an average price of $9.34 per share. During the six months ended June 30, 2012, we made open market purchases of 14.6 million shares, or $134 million, of our common stock at an average price of $9.13 per share.

Commitments

As of June 30, 2012, we had commitments under loan and financing agreements to fund up to $95 million to 16 portfolio companies, with $30 million and $10 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2012, loans on non-accrual status for 22 portfolio companies had a cost basis and fair value of $402 million and $243 million, respectively.

As of June 30, 2012 and December 31, 2011, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2012	December 31, 2011
Current	$1,728	$2,304
0 - 30 days past due	—	16
31 - 60 days past due	—	3
61 - 90 days past due	—	—
Greater than 90 days past due	9	3
Total past due accruing loans at cost	9	22
Non-accruing loans at cost	402	419
Total loans at cost	$2,139	$2,745
Non-accruing loans at fair value	$243	$219
Total loans at fair value	$1,971	$2,518
Non-accruing loans at cost as a percent of total loans at cost	18.8%	15.3%
Non-accruing loans at fair value as a percent of total loans at fair value	12.3%	8.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	60.4%	52.3%

We believe that principal and interest collection is probable for our past due accruing loans. Non-accruing loans at cost decreased $17 million from December 31, 2011 to June 30, 2012 primarily due to approximately $77 million of loan restructurings, exits and write-offs and $22 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $80 million of loans placed on non-accrual status due to weaker portfolio company performance.

During the second quarter of 2012, we recapitalized one portfolio company by exchanging our loans for preferred equity securities that had a cost basis and fair value of $38 million. During the first quarter of 2012, we recapitalized two portfolio companies by exchanging our loans for common equity securities that had a cost basis of $20 million and a fair value of $17 million.

During the second quarter of 2011, we recapitalized one portfolio company by exchanging our loans for common equity securities that had a cost basis of $58 million and a fair value of $0 million. During the first quarter of 2011, we recapitalized two portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $49 million and a fair value of $37 million.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended June 30, 2012:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	Pre- 2001	2001	2002	2003	2004	2005	2006	2007	2008	2011	2012	Pre-2001 - 2012 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	8.3%	18.1%	8.2%	20.3%	13.5%	12.3%	11.0%	(4.6%)	7.0%	24.1%	11.0%	8.4%
IRR of Exited Investments(3)	9.2%	18.6%	9.7%	20.0%	17.1%	21.9%	7.3%	(6.6%)	3.6%	N/A	N/A	10.1%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	6.4%	46.4%	11.1%	27.6%	26.4%	11.2%	16.2%	(8.6%)	19.2%	32.3%	N/A	11.2%
IRR of Exited Equity Investments Only(3)(4)(5)	10.9%	46.4%	21.4%	36.7%	49.0%	50.8%	11.5%	9.6%	35.5%	N/A	N/A	26.7%
IRR at Fair Value of All One Stop Buyout® Investments(2)	2.1%	17.1%	10.8%	18.8%	15.9%	28.7%	13.4%	1.7%	15.2%	—%	N/A	13.7%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	12.3%	N/A	—%	17.4%	6.8%	24.1%	12.4%	(0.9%)	15.3%	—%	N/A	11.2%
IRR of Exited One Stop Buyout® Investments(3)	1.4%	17.1%	14.7%	16.3%	27.5%	30.5%	10.6%	14.9%	13.9%	N/A	N/A	15.4%
Committed Investments(7)	$1,065	$376	$966	$1,436	$2,267	$4,856	$5,267	$7,489	$1,039	$137	$22	$24,920
Total Exits and Prepayments of Committed Investments(7)	$999	$367	$836	$1,267	$1,971	$2,597	$4,243	$5,132	$496	$—	$—	$17,908
Total Interest, Dividends and Fees Collected	$408	$148	$349	$456	$697	$1,207	$1,277	$1,228	$357	$11	$—	$6,138
Total Net Realized (Loss) Gain on Investments	$(135)	$(23)	$(118)	$143	$16	$375	$(301)	$(1,131)	$(116)	$—	$—	$(1,290)
Current Cost of Investments	$74	$4	$118	$160	$278	$1,952	$912	$2,002	$364	$108	$21	$5,993
Current Fair Value of Investments	$39	$—	$85	$309	$196	$1,917	$1,081	$1,143	$313	$116	$21	$5,220
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.8%	—%	1.6%	5.9%	3.8%	36.7%	20.7%	21.9%	6.0%	2.2%	0.4%	100.0%
Net Unrealized (Depreciation) Appreciation	$(35)	$(4)	$(33)	$149	$(82)	$(35)	$169	$(859)	$(51)	$8	$—	$(773)
Non-Accruing Loans at Cost	$—	$—	$30	$—	$31	$58	$53	$199	$31	$—	$—	$402
Non-Accruing Loans at Fair Value	$—	$—	$20	$—	$12	$33	$20	$133	$25	$—	$—	$243
Equity Interest at Fair Value(4)	$13	$—	$—	$272	$112	$1,590	$550	$341	$94	$50	$—	$3,022
Debt to Adjusted EBITDA(8)(9)(10)(11)(14)	5.7	NM	10.7	2.9	5.2	1.7	4.3	6.2	5.9	5.5	6.6	4.2
Interest Coverage(10)(11)(14)	2.9	NM	1.4	4.5	2.3	2.7	2.8	2.1	2.9	2.5	4.3	2.6
Debt Service Coverage(10)(11)(14)	2.7	NM	1.4	3.9	2.0	0.5	2.4	1.9	2.4	2.2	4.0	1.7
Average Age of Companies(11)(14)	43	0	29	39	52	15	38	30	19	25	31	28
Diluted Ownership Percentage(4)(15)	63%	—%	43%	55%	74%	85%	48%	52%	33%	9%	—%	62%
Average Revenue(11)(12)(14)	$49	$—	$44	$211	$65	$156	$178	$191	$88	$156	$241	$162
Average Adjusted EBITDA(8)(11)(14)	$6	$—	$9	$45	$15	$68	$45	$35	$20	$44	$81	$46
Total Revenue(11)(12)	$89	$238	$76	$1,480	$357	$1,270	$3,056	$4,455	$1,394	$452	$513	$13,380
Total Adjusted EBITDA(8)(11)	$10	$5	$11	$208	$55	$295	$444	$716	$230	$147	$168	$2,289
% of Senior Loans(10)(11)(13)	75%	—%	53%	—%	33%	39%	20%	57%	29%	38%	100%	41%
% of Loans with Lien(10)(11)(13)	100%	—%	100%	100%	100%	96%	94%	90%	68%	38%	100%	72%

Majority Owned Portfolio Companies (“MOPC”)(6)	Pre-2001 - 2012 Static Pools Aggregate
Total Number of MOPC	43
Total Revenue(12)	$3,112
Total Gross Profit(12)	$1,568
Total Adjusted EBITDA(8)	$713

Total Capital Expenditures(12)	$94
Total Current ACAS Investment in MOPC at Fair Value	$3,405
Total Current ACAS Investment in MOPC at Cost Basis	$3,200
Total Current ACAS Debt Investment in MOPC at Fair Value	$1,241
Total Current ACAS Investment in MOPC at Cost Basis	$1,346
Diluted Ownership Percentage of ACAS in MOPC(15)	73%

Total Cash	$211
Total Assets	$4,317
Total Debt	$3,391
Total Third-party Debt at Cost	$1,644
Total Shareholders' Equity(16)	$3,198
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

As of June 30, 2012, approximately 48% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 18% were at variable rates with interest rate floors, primarily one-month LIBOR, 9% were at variable rates with no interest rate floors and 25% were on non-accrual status. Additionally, approximately 38% of our borrowings bear interest at variable rates with no interest rate floors, 2% bear interest at variable rates with a 2% interest rate floor and 60% of our borrowings bear interest at fixed rates. The one-month LIBOR rate was 0.2% as of June 30, 2012.

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

Based on our June 30, 2012 consolidated balance sheets, the following table shows the annual impact on net operating income and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings
Up 400 basis points	$19	$15	$4	$13	$17
Up 300 basis points	$13	$11	$2	$9	$11
Up 200 basis points	$7	$7	$—	$6	$6
Up 100 basis points	$3	$4	$(1)	$3	$2
Down 100 basis points	$(1)	$(1)	$—	$(1)	$(1)
Down 200 basis points	$(1)	$(1)	$—	$(1)	$(1)
Down 300 basis points	$(1)	$(1)	$—	$(1)	$(1)
Down 400 basis points	$(1)	$(1)	$—	$(1)	$(1)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and six months ended June 30, 2012, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $76 million and $38 million, respectively, primarily as a result of the Euro depreciating against the U.S. dollar.

As of June 30, 2012, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of June 30, 2012. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $26 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2012, the fair value of 99% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could have significantly affected the internal controls over financial reporting during the second quarter of 2012.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We and certain of our executive officers were defendants in a purported class action lawsuit in the United States District Court for the District of Maryland styled as Klugmann v. American Capital, Ltd., et al. The lawsuit was filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008, and alleged violations of Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and in the case of the individual defendants, the control person provisions of the Exchange Act. The factual assertions in the complaint consisted primarily of the allegation that the defendants made incorrect statements related to our dividend guidance for 2008. The complaint sought unspecified damages, costs and expenses.

On June 7, 2012, the court approved a settlement submitted by the parties. The terms of the settlement included payment by our insurers in exchange for a full release of the claims and provided that there is no admission as to the validity of the claims. The court signed the final judgment dismissing the case on June 11, 2012. The time for any appeal has expired and we are not aware of any appeal having been filed.

ITEM 1A.	Risk Factors

The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. The following table provides information for the quarter ended June 30, 2012, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
May 3, 2012 through May 25, 2012	7.9	$9.39	7.9	N/A
June 4, 2012 through June 13, 2012	1.2	$9.01	1.2	N/A
Second Quarter 2012	9.1	$9.34	9.1	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program described above, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

*3.1.
American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) Third Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00149), filed May 7, 2012.

*3.2.
American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008 (File No. 814-00149), filed August 11, 2008.

*4.1.
Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00149), filed May 7, 2012.

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

Date: August 6, 2012