Form 10-Q
period 2012-09-30
AMERICAN CAPITAL, LTD
filed 2012-11-05
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer's common stock, $0.01 par value legally outstanding as of October 29, 2012, was 315,739,046.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,033 and $2,781, respectively)	$1,558	$2,113
Affiliate investments (cost of $271 and $148, respectively)	259	107
Control investments (cost of $3,639 and $3,810, respectively)	3,492	2,910
Total investments at fair value (cost of $5,943 and $6,739, respectively)	5,309	5,130
Cash and cash equivalents	304	204
Restricted cash and cash equivalents	21	80
Interest receivable	19	24
Deferred tax asset, net	511	428
Derivative agreements at fair value	10	10
Other	92	85
Total assets	$6,266	$5,961
Liabilities and Shareholders’ Equity
Debt ($221 and $227 due within one year, respectively)	$803	$1,251
Derivative agreements at fair value	40	99
Other	47	48
Total liabilities	890	1,398
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 315.4 and 336.4 issued and 309.2 and 329.1 outstanding, respectively	3	3
Capital in excess of par value	6,853	7,053
Distributions in excess of net realized earnings	(973)	(999)
Net unrealized depreciation of investments	(507)	(1,494)
Total shareholders’ equity	5,376	4,563
Total liabilities and shareholders’ equity	$6,266	$5,961
Net Asset Value Per Common Share Outstanding	$17.39	$13.87

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$40	$66	$185	$223
Affiliate investments	8	2	22	6
Control investments	94	49	222	165
Total interest and dividend income	142	117	429	394
Fee income
Non-Control/Non-Affiliate investments	2	3	7	13
Control investments	10	10	30	24
Total fee income	12	13	37	37
Total operating revenue	154	130	466	431
Operating Expenses
Interest	15	20	47	69
Salaries, benefits and stock-based compensation	34	33	108	107
General and administrative	15	12	43	36
Total operating expenses	64	65	198	212
Net Operating Income Before Income Taxes	90	65	268	219
Tax (provision) benefit	(19)	—	46	—
Net Operating Income	71	65	314	219
Loss on extinguishment of debt, net of tax	(3)	—	(3)	—
Net realized (loss) gain
Non-Control/Non-Affiliate investments	1	(6)	(134)	(211)
Affiliate investments	9	—	8	—
Control investments	(5)	50	(154)	30
Foreign currency transactions	—	(1)	1	—
Derivative agreements	(5)	(10)	(84)	(37)
Tax benefit	4	—	78	—
Total net realized gain (loss)	4	33	(285)	(218)
Net unrealized appreciation (depreciation)
Portfolio company investments	109	(477)	983	337
Foreign currency translation	29	(80)	(9)	34
Derivative agreements	6	(5)	59	8
Tax provision	(20)	—	(46)	—
Total net unrealized appreciation (depreciation)	124	(562)	987	379
Total net gain	128	(529)	702	161
Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$196	$(464)	$1,013	$380

Net Operating Income Per Common Share
Basic	$0.22	$0.19	$0.97	$0.63
Diluted	$0.22	$0.19	$0.94	$0.61
Net Earnings (Loss) Per Common Share
Basic	$0.62	$(1.34)	$3.13	$1.10
Diluted	$0.60	$(1.34)	$3.04	$1.06
Weighted Average Shares of Common Stock Outstanding
Basic	316.4	345.3	323.9	346.2
Diluted	327.3	345.3	333.6	359.1
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2012	2011
Operations
Net operating income	$314	$219
Loss on extinguishment of debt, net of tax	(3)	—
Net realized loss	(285)	(218)
Net unrealized appreciation	987	379
Net earnings	1,013	380
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	20	10
Repurchase of common stock	(259)	(75)
Stock-based compensation	34	33
Other	5	—
Net decrease in net assets resulting from capital share transactions	(200)	(32)
Total increase in net assets	813	348
Net assets at beginning of period	4,563	3,668
Net assets at end of period	$5,376	$4,016

Net asset value per common share outstanding	$17.39	$11.92
Common shares outstanding at end of period	309.2	337.0

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net earnings	$1,013	$380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation	(1,033)	(379)
Net realized loss	363	218
Loss on extinguishment of debt	5	—
Accrued payment-in-kind interest and dividends on investments	(168)	(131)
Amortization of deferred finance costs, premiums and discounts	7	14
Depreciation of property and equipment	5	5
Stock-based compensation	34	33
Increase in deferred tax asset, net	(80)	—
Decrease in interest receivable	1	7
Increase in other assets	(13)	(12)
Decrease in other liabilities	(5)	(5)
Other	(12)	5
Net cash provided by operating activities	117	135
Investing Activities
Purchases and originations of investments	(181)	(172)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	26	(12)
Principal repayments on debt investments	570	387
Proceeds from loan syndications and loan sales	—	16
Payment of accrued PIK notes and dividend and accreted original issue discounts	149	89
Proceeds from sales of equity investments	145	218
Interest rate derivative periodic interest payments, net	(22)	(34)
Interest rate derivative termination payments	(62)	(3)
Other	(9)	(1)
Net cash provided by investing activities	616	488
Financing Activities
Proceeds from secured term loan	597	—
Payments on secured borrowings	(575)	(300)
Payments on unsecured borrowings	(11)	—
Payments on notes payable from asset securitizations	(459)	(440)
Increase in deferred financing costs	(16)	—
Proceeds from issuance of common stock upon exercise of stock options	20	10
Repurchase of common stock	(259)	(75)
Decrease in debt service escrows	59	100
Other	11	—
Net cash used in financing activities	(633)	(705)
Net increase (decrease) in cash and cash equivalents	100	(82)
Cash and cash equivalents at beginning of period	204	269
Cash and cash equivalents at end of period	$304	$187

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2012	2011
Per Share Data
Net asset value at beginning of the period	$13.87	$10.71
Loss on extinguishment of debt, net of tax(1)	(0.01)	—
Net operating income(1)	0.97	0.63
Net realized loss(1)	(0.88)	(0.63)
Net unrealized appreciation(1)	3.05	1.10
Net earnings(1)	3.13	1.10
Issuance of common stock	(0.15)	(0.05)
Repurchase of common stock	0.58	0.10
Other, net(2)	(0.04)	0.06
Net asset value at end of period	$17.39	$11.92
Ratio/Supplemental Data
Per share market value at end of period	$11.35	$6.82
Total investment return (loss)(3)	68.65%	(9.79%)
Shares outstanding at end of period	309.2	337.0
Net assets at end of period	$5,376	$4,016
Average net assets(4)	$5,083	$4,085
Average debt outstanding(5)	$1,017	$1,745
Average debt outstanding per common share(1)	$3.14	$5.04
Portfolio turnover rate(6)	6.05%	5.47%
Ratio of operating expenses to average net assets(6)	5.20%	6.94%
Ratio of operating expenses, net of interest expense, to average net assets(6)	3.97%	4.68%
Ratio of interest expense to average net assets(6)	1.24%	2.26%
Ratio of net operating income to average net assets(6)	8.25%	7.17%

(1)	Weighted average basic per share data.

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

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(6)	15.1%	6/16		$72.5	$72.0	$72.5
		Convertible Preferred Stock(6)			70,752		72.8	142.2
		Common Stock(4)(6)			17,687,156		15.8	33.1
							160.6	247.8
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	14.0%	12/12		5.8	5.8	5.7
AmWins Group LLC	Insurance	Senior Debt(6)	9.3%	12/19		10.0	9.8	9.8
BBB Industries, LLC	Auto Components	Senior Debt(6)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)					7.5	6.8
CAMP International Holding Co.	Air Freight & Logistics	Senior Debt(6)	10.0%	12/19		12.0	11.7	11.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)			13,381		8.9	12.0
Delsey Holding(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	8.1%	2/14		20.7	20.5	16.6
DelStar, Inc.	Building Products	Redeemable Preferred Stock(6)			26,613		27.8	44.7
		Convertible Preferred Stock(6)			29,569		3.9	3.9
		Common Stock Warrants(4)(6)			89,020		16.9	12.8
							48.6	61.4
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		2.0	1.9
		Common Units(4)			3,830,068		0.7	1.1
							2.7	3.0
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	14.0%	11/14		19.5	19.5	19.5
		Mezzanine Debt(5)(6)	15.5%	11/14		21.2	11.7	15.3
		Redeemable Preferred Stock(4)(6)			919		0.9	—
		Convertible Preferred Stock(4)(6)			861,364		20.9	—
							53.0	34.8
Flexera Software, LLC	Software	Senior Debt(6)	11.0%	10/18		15.0	14.0	15.0
HMSC Corporation	Insurance	Senior Debt(5)(6)	5.7%	10/14		3.5	2.8	0.9
IS Holdings I, Inc.	Software	Common Stock(4)(6)			1,165,930		—	14.4
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(6)	5.7%	12/14		19.0	19.0	16.5
KIK Custom Products, Inc.(7)	Household Products	Senior Debt(5)(6)	5.2%	12/14		22.5	20.7	17.2
LCW Holdings, LLC	Real Estate	Senior Debt(6)	11.0%	10/12		6.1	6.1	6.3
		Warrant(4)			12.5%		0.9	3.3
							7.0	9.6
Mitchell International, Inc.	IT Services	Senior Debt(6)	5.6%	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.7	2.1
		Common Stock(4)			633,408		0.1	—
							8.8	2.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(6)	7.7%	10/15		2.7	2.7	2.4
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(6)	18.0%	7/14		48.9	48.8	48.9
		Convertible Preferred Stock(4)(6)			14,938		14.9	7.2
							63.7	56.1
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)			173,060		6.4	0.8
Qioptiq S.à r.l.(7)	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	12.0%	3/18		36.2	36.0	36.0
Qualium I(7)	Capital Markets	Common Stock(4)			247,939		3.3	3.5
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(6)	15.6%	10/14		31.6	31.5	31.6
		Redeemable Preferred Stock(4)(6)			133		13.3	—
		Convertible Preferred Stock(4)(6)			1,541		192.3	—
		Common Stock(4)(6)			15,414		32.7	—
							269.8	31.6
Renaissance Learning, Inc.	Software	Senior Debt(6)	12.0%	10/18		10.0	9.6	10.2
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.2	0.4
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	14.0%	10/16		16.0	16.0	16.0
		Convertible Preferred Stock(6)			77,640,000		7.9	14.1
		Common Stock(6)			78,242		0.1	—
							24.0	30.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	9.8%	8/13-8/14		35.4	35.3	35.5
		Mezzanine Debt(6)	15.5%	8/15-8/16		42.6	42.5	40.8
		Mezzanine Debt(5)(6)	17.5%	8/17		38.6	18.3	22.9
							96.1	99.2
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	6/14		46.4	46.3	46.4
		Mezzanine Debt(6)	15.3%	6/15-6/16		56.5	56.2	56.5
		Convertible Preferred Stock(6)			84,043		64.5	64.5
		Common Stock(4)(6)			84,043		—	13.1
							167.0	180.5
Survey Sampling International, LLC	Media	Mezzanine Debt(6)	15.0%	7/18		41.5	41.2	41.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(6)	9.5%	8/15		58.6	58.4	57.7
ThreeSixty Sourcing, Inc.(7)	Commercial Services & Supplies	Common Stock Warrants(4)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	6.2%	6/15		54.0	53.7	50.9
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)			26,977		0.1	0.1
		Common Stock(4)			3,218,667		3.8	3.2
							3.9	3.3
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	15.0%	7/16		102.3	101.9	100.8
		Convertible Preferred Stock(6)			2,008,575		235.7	107.7
		Common Stock(4)(6)			502,144		49.9	—
							387.5	208.5

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	4/17		14.0	8.7	0.3
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	12/17		14.8	8.7	0.7
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	7/17		67.5	31.2	8.9
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	10/17		6.2	4.3	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	8/17		20.8	10.3	2.9
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	7/17		52.3	9.0	1.1
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.4%	8/17		36.6	20.3	2.3
LB-UBS Commercial Mortgage Trust 2008-C1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	7/23-7/24		19.4	7.4	0.4
ML-CFC Commercial Mortgage Trust 2007-6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	4/17		9.8	3.1	0.1
ML-CFC Commercial Mortgage Trust 2007-8(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	8/17		18.8	10.8	0.7
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	10/17		52.0	18.6	2.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	10/17-12/23		70.3	34.5	2.4
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	11/16		5.0	2.8	0.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)				8.5	8.4	6.7
		Subordinated Notes(6)				25.9	14.0	21.3
							22.4	28.0
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)				20.0	16.0	15.8
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(6)			6,241		5.4	3.5

Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)			13,796		4.5	7.6
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)				15.0	9.1	16.7
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)				2.0	1.6	1.5
Cent CDO 12 Limited(7)(8)		Income Notes(6)				26.4	13.7	25.6
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)				5.0	2.1	2.7
Champlain CLO(7)(8)		Preferred Securities(6)			1,000,000		0.5	0.2
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)			360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)			34,170,000		23.4	8.3
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(6)			3,089,177		4.7	2.8
Eaton Vance CDO X PLC(7)(8)		Secured Subordinated Income Notes(6)				15.0	12.3	11.8
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)			5,750,000		2.9	3.1
Flagship CLO V(7)(8)		Deferrable Notes(6)				1.7	1.4	1.3
		Subordinated Securities(6)			15,000		7.9	11.1
							9.3	12.4
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)				4.0	1.4	0.6
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)				6.7	7.4	5.7
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)				9.0	4.3	6.9
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)				7.0	6.6	6.0
Mayport CLO Ltd.(7)(8)		Income Notes				14.0	9.7	10.5
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)			10,000		4.3	7.5
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(6)			5,000,000		1.8	2.9
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)				14.0	15.1	15.2
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)			20,000,000		13.1	16.2
Subtotal Non-Control / Non-Affiliate Investments (29% of total investments at fair value)							$2,033.2	$1,558.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	11.3%	12/13		$6.4	$6.4	$6.3
		Redeemable Preferred Stock(4)(6)			859		1.6	2.0
		Common Stock(4)(6)			3,061		5.0	1.1
							13.0	9.4
Comfort Co., Inc.	Household Durables	Senior Debt(6)	11.5%	3/15		8.1	8.1	8.2
		Common Stock(4)(6)			110,684		11.8	14.5
							19.9	22.7
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	15.0%	11/12		5.3	3.2	0.9
		Common Stock(4)(6)			8,569,905		25.4	—
							28.6	0.9
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(6)	16.1%	12/12-7/13		15.6	14.4	14.4
		Convertible Preferred Stock(4)(6)			5,592,367		8.9	10.2
		Common Stock(4)(6)			131,315		0.1	0.2
		Common Stock Warrants(4)(6)			5,274,488		—	1.4
							23.4	26.2
IEE Holding 1 S.A.(7)	Auto Components	Common Stock(4)			250,000		4.5	9.7
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	16.0%	8/14		9.9	9.9	9.4
		Common Units(4)(6)			10.6%		9.5	3.6
							19.4	13.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)			4,213		1.6	3.5
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.2	—
		Common Units(4)			350,000		0.3	—
							3.5	—

Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	15.3%	9/14		100.6	99.2	99.6
		Convertible Preferred Stock			12,135,088		53.5	65.4
		Common Stock Warrants(4)			6,521,904		1.3	1.8
							154.0	166.8
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.1	4.0
Subtotal Affiliate Investments (5% of total investments at fair value)							$271.3	$258.7

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(6)			589		$6.4	$—
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	15.0%	5/16		$6.2	3.7	0.7
		Common Stock(6)			100%		6.0	17.1
							9.7	17.8
American Capital, LLC	Capital Markets	Senior Debt(6)	3.2%	9/16		9.0	9.0	9.0
		Common Membership Interest(6)			100%		114.2	793.5
							123.2	802.5
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	13.9%	7/16		35.6	35.3	35.6
		Redeemable Preferred Stock(6)			403,357		43.9	49.2
		Common Stock(4)(6)			128,681		10.8	—
		Common Stock Warrants(4)(6)			204,663		17.3	—
							107.3	84.8
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)			1,514		0.1	1.4
		Common Stock(4)(6)			65		0.7	—
							0.8	1.4
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(6)	11.0%	1/14		13.3	13.2	13.2
		Mezzanine Debt(6)	18.6%	1/15		33.8	33.7	33.8
		Convertible Preferred Stock(6)			145,316		24.1	36.5
		Common Stock(4)(6)			13,031		1.8	3.3
							72.8	86.8
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/13		19.4	19.4	19.4
		Redeemable Preferred Stock(4)(6)			21,215		42.8	7.5
							62.2	26.9
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(6)			10,303		1.4	1.4
		Convertible Preferred Stock(4)(6)			858,410		—	10.8
		Common Stock(4)(6)			188,889		—	1.4
							1.4	13.6
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.5%	11/12		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(6)	3.0%	11/12		1.1	1.1	1.1
		Convertible Preferred Stock(4)(6)			11,532,842		12.4	2.3
							13.5	3.4
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)			57,940,360		47.5	3.8
Dyno Holding Corp.	Auto Components	Senior Debt(6)	11.5%	11/15		40.4	40.2	40.4
		Mezzanine Debt(6)	7.3%	11/16		17.5	17.4	17.5
		Mezzanine Debt(5)(6)	—%	11/16		14.0	11.7	1.1
		Convertible Preferred Stock(4)(6)			389,759		40.5	—
		Common Stock(4)(6)			97,440		10.1	—
							119.9	59.0
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(6)	16.5%	12/14		15.9	15.8	15.9
		Common Stock(4)(6)			583		11.1	10.4
							26.9	26.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt(6)	7.7%	7/13		3.7	3.7	3.7
		Redeemable Preferred Stock(4)(6)			21,113		8.9	—
		Convertible Preferred Stock(6)			11,728		21.9	29.3
		Common Stock(4)(6)			11,261		1.1	—
		Common Stock Warrants(4)(6)			1,078,792		13.1	—
							48.7	33.0
European Capital Limited(7)	Diversified Financial Services	Subordinated Debt(6)	7.4%	12/13		92.1	92.1	92.1
		Ordinary Shares(4)(6)			431,895,528		1,267.3	650.9
							1,359.4	743.0
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	7.8%	1/17		34.4	34.2	34.4
		Senior Debt(5)(6)	8.8%	1/17		13.5	13.1	13.5
		Common Membership Units(4)(6)			58,297		44.6	0.1
							91.9	48.0
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.3%	10/12-10/13		40.1	40.1	40.1
		Mezzanine Debt(6)	17.5%	4/14-10/14		25.4	25.3	25.4
		Mezzanine Debt(5)(6)	21.9%	10/14		41.6	15.9	7.3
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							97.5	72.8
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(6)			31,250		8.1	1.1
Fosbel Global Services (LUXCO) S.C.A.(7)	Commercial Services & Supplies	Mezzanine Debt(5)(6)	18.8%	12/13-12/14		74.5	37.8	20.5
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.5	20.5
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	10.0%	12/12-6/14		35.5	32.4	10.8
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(5)(6)	8.5%	5/13		9.1	7.7	6.1
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	3/14		1.6	1.6	—
		Common Stock(4)(6)			64,917		12.9	—
		Common Stock Warrants(4)(6)			6,500		1.3	—
							15.8	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	4.2%	1/17		5.8	5.8	5.8
		Senior Debt(5)(6)	12.0%	1/17		22.1	17.1	9.4
		Mezzanine Debt(5)(6)	24.5%	7/17		27.1	6.5	—
		Convertible Preferred Stock(4)(6)			4,000		1.0	—
		Common Stock(4)(6)			2.5%		0.7	—
							31.1	15.2
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	12.0%	12/14		14.0	9.8	7.4
		Redeemable Preferred Stock(4)(6)			6,482,972		6.6	—
							16.4	7.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)			1		1.5	1.5
Lifoam Holdings, Inc.	Leisure Equipment & Products	Mezzanine Debt(6)	14.0%	3/18		15.2	15.2	15.2
		Common Stock(4)(6)			985		30.3	38.7
							45.5	53.9
LLSC Holdings Corporation	Personal Products	Senior Debt(6)	7.5%	8/15		0.1	0.1	0.1
		Mezzanine Debt(6)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(6)			7,496		8.1	13.9
		Common Stock(4)(6)			833		—	1.5
		Common Stock Warrants(4)(6)			675		—	1.3
							13.7	22.3
LVI Holdings, LLC	Professional Services	Senior Debt(6)	7.2%	11/12		2.7	2.7	2.7
		Mezzanine Debt(5)(6)	18.0%	2/13		14.3	8.9	4.3
							11.6	7.0
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)			419,819		72.2	181.2
		Common Stock(4)(6)			53,678		5.1	11.3
		Common Stock Warrants(4)(6)			222,156		18.6	46.6
							95.9	239.1
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)			100		1.7	4.4
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	16.4%	7/16		32.5	32.4	32.5
		Redeemable Preferred Stock(6)			2,485		1.6	1.6
		Convertible Preferred Stock(4)(6)			38,326		13.6	13.5
							47.6	47.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2012 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	9.1%	8/13-11/13		19.0	17.5	12.1
		Common Stock(4)(6)			860,189		0.1	—
							17.6	12.1
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	14.0%	12/17		51.8	32.8	31.0
		Common Membership Units(4)(6)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(6)	14.0%	4/16		16.4	16.4	17.0
		Senior Debt(5)(6)	6.5%	4/16		72.1	65.5	56.3
		Common Stock(4)(6)			73,953		58.2	—
							140.1	73.3
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(6)	17.8%	4/18-7/18		114.4	114.0	114.4
		Mezzanine Debt(5)(6)	20.3%	7/18		42.5	19.8	14.6
		Common Membership Units(4)(6)			478,488		17.5	—
							151.3	129.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	11.0%	12/13		6.0	6.0	6.0
		Mezzanine Debt(6)	17.0%	12/14		11.4	11.3	11.4
		Mezzanine Debt(5)(6)	19.0%	12/14		16.3	7.3	0.1
		Common Stock(4)(6)			367,881		4.2	—
							28.8	17.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	15.2%	3/16		27.2	27.1	27.2
		Redeemable Preferred Stock(6)			36,267		24.7	36.3
		Common Stock(6)			40,295		3.9	1.9
		Common Stock Warrants(4)(6)			116,065		11.6	5.3
							67.3	70.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)			342,500		11.1	—
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	6.6%	7/14-12/15		23.3	21.1	20.0
		Convertible Preferred Stock(4)(6)			2,081,879		7.6	4.8
							28.7	24.8
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(6)			1,101,673		168.8	168.8
		Common Stock(4)(6)			275,419		27.5	15.0
							196.3	183.8
Specialty Brands Holdings, Inc.	Food Products	Mezzanine Debt(6)	14.1%	5/14		36.9	36.7	36.9
		Redeemable Preferred Stock(6)			122,017		12.9	18.6
		Common Stock(4)(6)			128,175		2.3	25.7
		Common Stock Warrants(4)(6)			56,819		1.4	11.4
							53.3	92.6
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.1	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(6)	12.5%	6/18		26.7	26.7	23.7
		Common Units(4)(6)			490,000		2.0	13.8
							28.7	37.5
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(6)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(6)	14.0%	2/15		5.6	5.6	5.6
		Redeemable Preferred Stock(6)			301,556		17.7	18.9
		Common Stock Warrants(4)(6)			6,862		0.2	—
							23.5	24.5
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	9.3%	7/13		11.4	11.4	11.4
		Mezzanine Debt(6)	14.5%	7/13		40.6	15.8	38.2
		Redeemable Preferred Stock(4)			1,890		1.9	—
							29.1	49.6
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	14.6%	12/13		6.4	6.4	6.4
		Redeemable Preferred Membership Units(4)(6)			3,796,269		3.0	0.3
		Common Membership Units(4)(6)			27,400		1.9	—
							11.3	6.7
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(6)	14.5%	1/14		89.8	89.6	89.8
		Convertible Preferred Stock(6)			703,406		111.4	157.1
		Common Stock(4)(6)			175,853		17.6	29.0
							218.6	275.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest			90%		10.4	1.9
Subtotal Control Investments (66% of total investments at fair value)							$3,638.8	$3,491.8
Total Investment Assets							$5,943.3	$5,308.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2012 (unaudited) (in millions, except share data)

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(6)	LIBOR/5.1%	8/19	1	$2.9	$—	$10.0
Subtotal Derivative Assets						$—	$10.0

Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.1%/LIBOR	8/16-8/19	2	$122.4	$—	$(17.2)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.3%/LIBOR	5/16-11/19	3	98.6	—	(13.9)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(4.9)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(6)	5.2%/LIBOR	11/19	1	73.8	—	(3.6)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.5%/LIBOR	2/13	1	21.4	—	(0.4)
Subtotal Derivative Liabilities						$—	$(40.0)
Total Derivative Agreements, Net						$—	$(30.0)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
JP Morgan Prime MKK - Capital Class	$26.0	$26.0
Wells Fargo Advantage Heritage	21.5	21.5
Fidelity Prime Mon Mar Ins	16.0	16.0
Federated Prime Cash Obligations Fund	12.0	12.0
First American Prime Oblig Fd Cl Z	10.5	10.5
Federated Prime Oblig Fd #10	9.8	9.8
Dreyfus Cash Mgmt	9.0	9.0
Invesco Stit Liquid Assets P Crp 7D	5.0	5.0
Federated Tax-Free Obligation Fund	3.5	3.5
Fidelity Treasury Port I	3.0	3.0
Invesco Stit Treasury Portfolio	2.5	2.5
Total Money Market Funds	$118.8	$118.8

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity and expiration dates represent the earliest and the latest dates in which the security matures or the instrument expires.

(3)	Included in cash and cash equivalents on our consolidated balance sheet.

(4)	Some or all of the securities are non-income producing.

(5)	Loan is on non-accrual status and therefore considered non-income producing.

(6)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(7)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(8)
Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		$70.8	$70.3	$70.8
		Convertible Preferred Stock(7)			70,752		68.1	111.7
		Common Stock(4)(7)			17,687,156		15.8	26.7
							154.2	209.2
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		16.1	16.0	16.3
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	14.3%	12/12		13.7	13.6	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.1%	6/14		18.5	18.5	16.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.0	15.9	16.0
		Mezzanine Debt(7)	18.6%	1/15		30.3	30.1	30.3
		Convertible Preferred Stock(4)(7)			148,742		29.6	32.7
		Common Stock(4)(7)			7,829		1.3	1.7
							76.9	80.7
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					4.8	4.3
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.3%	9/14		30.0	29.8	27.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	4/13		51.6	51.5	52.2
		Common Stock(4)			583		0.6	1.2
							52.1	53.4
Contec, LLC	Household Durables	Mezzanine Debt(6)(7)	12.5%	9/15		16.9	16.8	—
Delsey Holding(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.6%	2/14		20.5	20.5	13.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		25.3	42.2
		Convertible Preferred Stock(4)(7)			29,569		3.0	3.8
		Common Stock Warrants(4)(7)			89,020		16.9	1.2
							45.2	47.2
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.7	1.7
		Common Units(4)			3,830,068		0.7	1.1
							2.4	2.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		17.7	17.6	17.7
		Mezzanine Debt(6)(7)	15.5%	11/14		19.1	11.8	9.2
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							51.2	26.9
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	14.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	12/12-5/13		18.6	18.6	18.6
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.9	13.3	8.3
		Mezzanine Debt(6)(7)	20.0%	6/15		17.3	8.9	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
		Convertible Preferred Stock(4)(7)			21,715		23.3	—
		Common Stock(4)(7)			5,429		5.8	—
							109.0	26.9
Groupe Unipex(8)	Personal Products	Mezzanine Debt	10.9%	5/17		6.8	6.0	5.8
		Common Stock Warrants(4)			840,001		0.9	0.8
							6.9	6.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	2.9	1.0
IS Holdings I, Inc.	Software	Common Stock(7)			1,165,930		—	9.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	15.6
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.3%	12/14		22.5	21.6	14.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.2
		Warrant(4)			12.5%		0.8	3.4
							6.9	9.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.6%	10/14		124.0	123.5	124.5
		Mezzanine Debt(7)	14.1%	4/15		57.3	56.9	57.3
		Convertible Preferred Stock(7)			435,724		68.6	141.1
		Common Stock(4)(7)			24,503		2.8	4.1
		Common Stock Warrants(4)(7)			222,156		18.6	37.5
							270.4	364.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.9%	3/15		5.0	5.0	4.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.7	3.4
		Common Stock(4)			633,408		0.1	—
							8.8	3.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.2	3.3	2.9
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	7.8%	12/15		13.6	13.3	6.5
		Senior Debt(6)(7)	8.5%	12/15		5.5	4.5	2.7
							17.8	9.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	16.5%	7/14		43.2	43.1	43.2
		Convertible Preferred Stock(4)(7)			14,938		14.9	20.3
							58.0	63.5
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		2.6	2.5	2.2
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(4)(7)			5,000,000		—	8.2
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		34.4	34.3	32.7
Qualium I(8)	Capital Markets	Common Stock(4)			241,879		2.0	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	13.6%	10/14		30.7	30.6	30.7
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							268.9	30.7
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	9.6
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.8	17.7	17.8
		Convertible Preferred Stock(4)(7)			77,640,000		7.7	15.8
		Common Stock(4)(7)			78,242		0.1	—
							25.5	33.6
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		37.3	37.1	37.4
		Mezzanine Debt(7)	15.5%	8/15-8/16		41.6	41.3	40.6
		Mezzanine Debt(6)(7)	17.5%	8/17		33.8	18.5	23.7
							96.9	101.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		47.0	46.8	47.1
		Mezzanine Debt(7)	15.3%	6/15-6/16		55.1	54.8	55.2
		Convertible Preferred Stock(4)(7)			84,043		40.7	27.2
							142.3	129.5
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		40.6	40.2	40.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		58.0	57.8	45.6
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		83.1	82.7	83.2
		Mezzanine Debt(7)	20.0%	11/15		35.5	35.5	36.0
		Convertible Preferred Stock(7)			8,263,171		10.8	22.7
							129.0	141.9
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	44.2
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Common Stock(4)(7)			3,218,667		3.8	4.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		99.0	98.6	94.9
		Convertible Preferred Stock(4)(7)			2,008,575		229.3	81.8
		Common Stock(4)(7)			502,144		49.8	—
							381.6	180.6

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.1
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	9.3	1.4
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	7/17		67.5	33.9	11.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	7.9	0.2
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	11.3	2.2
GE Commercial Mortgage Corporation, Series 2007-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	12/19		4.4	4.0	—
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		7.0	4.1	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.2	1.0
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	21.4	1.5
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.3
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.1	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		32.8	18.7	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	7.0%	5/17		20.0	10.8	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	10/17		66.0	42.4	2.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	39.6	5.3
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	5.7
		Subordinated Notes(7)				25.9	16.1	16.8
							24.5	22.5
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	17.1	13.5
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		4.8	2.7
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		5.0	6.5
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	10.2	14.4
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	15.5	23.5
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.1	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.0	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		22.4	8.7
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		3.8	2.2
Eaton Vance CDO X PLC(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.6	9.8
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.4	2.6
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		8.6	9.6
							10.0	10.8
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.6	0.8
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.1
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	5.1	6.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	5.3
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	10.2	9.2
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		5.3	6.9
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.6	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	16.0	13.1
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.7	12.8
Subtotal Non-Control / Non-Affiliate Investments (41% of total investments at fair value)							$2,781.2	$2,113.3

AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp,(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$34.6
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$7.0	6.9	6.7
		Redeemable Preferred Stock(4)(7)			859		1.6	1.0
		Common Stock(4)(7)			3,061		5.0	—
							13.5	7.7
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		9.7	9.7	9.2
		Common Stock(4)(7)			110,684		11.8	5.2
							21.5	14.4
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	2/11		4.9	3.2	4.7
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	4.7
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	—%	4/12		4.1	3.9	3.2
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							12.9	14.1
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	6.9
Neways Holdings, L.P.(8)	Personal Products	Senior Debt(6)(7)	17.3%	2/12		29.1	18.4	15.8
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(7)			4,213		1.6	2.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	—
		Common Units(4)			350,000		0.4	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.3	3.0
Subtotal Affiliate Investments (2% of total investments at fair value)							$148.1	$106.5

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.5	$2.7
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.5	3.7	0.6
		Common Stock(7)			100%		11.3	15.1
							15.0	15.7
American Capital, LLC	Capital Markets	Senior Debt(7)	3.3%	9/16		6.0	6.0	6.0
		Common Membership Interest(7)			100%		39.6	390.1
							45.6	396.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.6	43.3	43.6
		Redeemable Preferred Stock(7)			403,357		40.4	56.1
		Common Stock(4)(7)			128,681		10.8	0.8
		Common Stock Warrants(4)(7)			204,663		17.3	1.2
							111.8	101.7
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.6	2.6	2.6
		Mezzanine Debt(7)	17.1%	8/12		64.0	63.9	67.1
		Redeemable Preferred Stock(4)(7)			15,107		30.8	34.2
		Convertible Preferred Stock(4)(7)			2,549,410		8.8	—
		Preferred Stock Warrants(4)(7)			230,681		1.0	—
							107.1	103.9
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.5
		Common Stock(4)(7)			65		0.7	—
							0.8	1.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		18.4	18.4	18.4
		Redeemable Preferred Stock(4)(7)			21,215		42.8	7.5
							61.2	25.9
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.3	1.0
		Convertible Preferred Stock(4)(7)			858,410		—	11.7
		Common Stock(4)(7)			188,889		—	2.0
							1.3	14.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	2/12		4.6	4.6	0.3
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(7)	3.0%	4/12-10/12		1.0	1.0	1.0
		Convertible Preferred Stock(4)(7)			11,532,842		12.4	1.4
							13.4	2.4
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	4.1
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.5	40.3	40.5
		Mezzanine Debt(6)(7)	3.9%	11/16		30.6	25.6	15.0
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							116.5	55.5
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.5	14.4	14.5
		Common Stock(4)(7)			583		11.1	11.1
							25.5	25.6
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		7.5	7.5	7.5
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Convertible Preferred Stock(4)(7)			11,728		20.7	6.8
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							51.3	14.3
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.8%	12/13		73.4	73.3	73.4
		Ordinary Shares(4)(7)			431,895,528		1,267.3	547.3
							1,340.6	620.7
European Touch, Ltd. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	1/12-2/12		0.4	0.4	0.1
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.2	44.9	45.2
		Common Membership Units(4)(7)			58,297		44.5	11.6
							89.4	56.8
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.0	40.1
		Mezzanine Debt(7)	18.7%	4/14-10/14		38.1	38.0	38.1
		Mezzanine Debt(6)(7)	22.5%	10/14		21.6	8.2	2.5
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)			129,514		15.6	—
							102.4	80.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		64.7	37.9	14.7
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.6	14.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	8.2	6.6
		Mezzanine Debt(6)(7)	15.0%	5/14		11.7	8.8	—
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							32.1	6.6
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	3/12		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	3/12		15.4	14.3	2.8
		Common Stock(4)(7)			64,917		13.0	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							30.2	4.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.1%	1/12		20.1	20.1	20.1
		Senior Debt(6)(7)	12.0%	1/12		6.4	5.0	1.5
		Mezzanine Debt(6)(7)	24.5%	10/12		21.9	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							33.4	21.6
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		12.6	9.8	4.4
		Redeemable Preferred Stock(4)(7)			26,070,518		33.1	—
							42.9	4.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.3	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.7	18.7	18.7
		Mezzanine Debt(7)	8.0%	12/14		46.8	46.7	46.8
		Redeemable Preferred Stock(4)(7)			6,160		3.4	—
		Convertible Preferred Stock(4)(7)			15,797		12.2	17.1
		Common Stock(4)(7)			14,000		1.4	—
		Common Stock Warrants(4)(7)			464,242		2.9	—
							85.3	82.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.7	1.7	1.7
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	8.9
							15.3	16.1
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	6/12		2.7	2.7	3.2
		Mezzanine Debt(6)(7)	18.0%	2/13		13.7	8.9	4.2
							11.6	7.4
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	6.3%	9/12		1.0	1.0	1.0
		Mezzanine Debt(7)	17.0%	9/13		12.1	12.0	12.1
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	5.4
		Common Stock(4)(7)			3,299,582		3.3	—
							29.5	18.5
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		6.4	4.7
Montgomery Lane, LTD(8)(9)	Diversified Financial Services	Common Membership Units(4)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	2/13-2/14		30.7	30.6	30.7
		Redeemable Preferred Stock(7)			2,485		1.4	1.4
		Convertible Preferred Stock(4)(7)			38,326		13.6	8.9
							45.6	41.0
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	6.5%	8/13		17.4	17.0	15.9
		Common Stock(4)(7)			860,189		0.1	—
							17.1	15.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		47.7	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		14.8	14.7	13.6
		Senior Debt(6)(7)	6.5%	4/16		68.9	65.9	22.1
		Common Stock(4)(7)			73,953		58.2	—
							138.8	35.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.3%	8/16		131.5	131.0	131.5
		Mezzanine Debt(6)(7)	23.0%	10/16		37.1	19.8	4.1
		Common Membership Units(4)(7)			478,488		17.5	—
							168.3	135.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.6%	12/12		6.8	6.8	6.8
		Mezzanine Debt(6)(7)	18.2%	12/14		24.1	15.4	9.4
		Common Stock(4)(7)			367,881		4.2	—
							26.4	16.2
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.8	28.6	28.8
		Redeemable Preferred Stock(7)			36,267		35.7	47.3
		Common Stock(4)(7)			40,295		3.9	4.6
		Common Stock Warrants(4)(7)			116,065		11.6	13.3
							79.8	94.0
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(6)(7)	6.5%	2/15		8.5	6.2	2.7
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							57.8	2.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.6	5.6	5.6
		Mezzanine Debt(7)	12.6%	6/15		137.0	136.4	137.0
		Convertible Preferred Stock(7)			1,101,673		148.4	156.1
		Common Stock(4)(7)			275,419		27.5	—
							317.9	298.7
Specialty Brands Holdings, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		36.3	36.1	36.3
		Redeemable Preferred Stock(7)			122,017		11.9	17.5
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							51.7	90.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/12		22.4	20.4	21.7
		Preferred Membership Units(7)			20,000		24.3	14.6
		Common Units(4)(7)			490,000		2.0	24.2
							46.7	60.5
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.7	5.6	5.7
		Redeemable Preferred Stock(4)(7)			301,556		7.9	9.0
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	14.7
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(7)	8.5%	6/12		13.5	13.5	13.5
		Mezzanine Debt(7)	14.5%	6/12		23.5	13.1	24.6
		Redeemable Preferred Stock(4)			14,630		14.6	—
		Common Stock(4)			126,001		1.3	—
							42.5	38.1
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		7.4	8.0
		Common Membership Units(4)(7)			27,400		1.9	9.0
							15.3	23.0
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		88.5	88.1	88.5
		Convertible Preferred Stock(7)			703,406		104.9	175.2
		Common Stock(4)(7)			175,853		17.6	35.2
							210.6	298.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		14.4	6.0
Subtotal Control Investments (57% of total investments at fair value)							$3,809.5	$2,910.4
Total Investment Assets							$6,738.8	$5,130.2

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$20.6	$—	$9.7
Subtotal Derivative Assets						$—	$9.7

BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	$251.5	$—	$(36.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	216.7	—	(23.3)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	116.5	—	(15.7)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(14.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.9	—	(4.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.8)
Subtotal Derivative Liabilities						$—	$(98.6)
Total Derivative Agreements, Net						$—	$(88.9)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Federated Tax-Free Obligation Fund	$7.0	$7.0
Morgan Stanley Liq Treas Srv	5.8	5.8
Federated Governmental Fund 57	5.3	5.3
Fidelity Money Market Pt CI I	5.0	5.0
Invesco Stit Treasury Portfolio	5.0	5.0
Total Money Market Funds	$28.1	$28.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

We are also an alternative asset manager with our alternative asset fund management conducted through our wholly-owned portfolio company, American Capital, LLC. As of September 30, 2012, we had $118 billion of assets under management, including $112 billion of third-party assets, which includes $12 billion of fee-earning assets in the following alternative asset funds managed by American Capital, LLC: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”) and ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”).

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

As of September 30, 2012, we owned all of the equity in European Capital, an investment fund that invests in buyouts of private companies sponsored by European Capital, invests in the buyouts of private equity buyouts sponsored by other private equity firms and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to comparable publicly traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$843	$843
Mezzanine Debt	—	—	1,173	1,173
Preferred Equity	—	—	1,225	1,225
Common Equity	—	—	1,747	1,747
Equity Warrants	—	—	84	84
Structured Products	—	—	237	237
Derivative Agreements, Net	—	(30)	—	(30)
Total	$—	$(30)	$5,309	$5,279

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$1,054	$1,054
Mezzanine Debt	—	—	1,464	1,464
Preferred Equity	—	—	1,110	1,110
Common Equity	—	35	1,172	1,207
Equity Warrants	—	—	77	77
Structured Products	—	—	218	218
Derivative Agreements, Net	—	—	(89)	(89)
Total	$—	$35	$5,006	$5,041

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended September 30, 2012 and 2011:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Total
Balances, July 1, 2012	$813	$1,158	$1,221	$1,675	$79	$227	$5,173
Net realized (loss) gain(1)	(6)	1	—	—	—	—	(5)
Reversal of prior period net depreciation (appreciation) on realization(2)	4	(1)	—	—	1	—	4
Net unrealized appreciation (depreciation)(2)(3)	31	26	(16)	74	5	21	141
Purchases(4)	6	34	36	3	—	—	79
Sales(5)	—	—	(18)	(5)	(1)	—	(24)
Settlements, net(6)	(5)	(45)	2	—	—	(11)	(59)
Balances, September 30, 2012	$843	$1,173	$1,225	$1,747	$84	$237	$5,309

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, July 1, 2011	$1,174	$1,652	$1,162	$1,611	$79	$231	$(90)	$5,819
Net realized (loss) gain(1)	(16)	(30)	1	92	—	(7)	(10)	30
Reversal of prior period net depreciation (appreciation) on realization(2)	16	28	—	(60)	—	6	9	(1)
Net unrealized (depreciation) appreciation(2)(3)	(54)	(118)	(15)	(348)	(9)	6	(14)	(552)
Purchases(4)	20	82	6	2	1	—	—	111
Sales(5)	—	(10)	(1)	(122)	(1)	—	—	(134)
Settlements(6)	(15)	(90)	—	—	—	(9)	10	(104)
Balances, September 30, 2011	$1,125	$1,514	$1,153	$1,175	$70	$227	$(95)	$5,169

(1)
Included in net realized gain (loss) in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation (depreciation) in the consolidated statements of operations.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine months ended September 30, 2012 and 2011:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,172	$77	$218	$(89)	$5,006
Net realized (loss) gain(1)	(24)	(31)	(165)	(40)	7	(44)	(75)	(372)
Reversal of prior period net depreciation (appreciation) on realization(2)	22	27	178	39	(6)	43	67	370
Net unrealized appreciation (depreciation)(2)(3)	43	26	67	474	13	43	(14)	652
Purchases(4)	70	107	112	85	2	—	—	376
Sales(5)	—	—	(94)	(23)	(9)	—	—	(126)
Settlements, net(6)	(322)	(420)	17	40	—	(23)	75	(633)
Transfers out of Level 3(7)	—	—	—	—	—	—	36	36
Balances, September 30, 2012	$843	$1,173	$1,225	$1,747	$84	$237	$—	$5,309

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373
Net realized (loss) gain(1)	(178)	(29)	(6)	88	—	(64)	(37)	(226)
Reversal of prior period net depreciation (appreciation) on realization(2)	182	29	2	(55)	—	63	32	253
Net unrealized (depreciation) appreciation(2)(3)	(25)	(147)	4	284	(10)	53	(24)	135
Purchases(4)	64	168	69	5	2	—	—	308
Sales(5)	(7)	(10)	(88)	(145)	(1)	—	—	(251)
Settlements(6)	(193)	(280)	38	—	—	(24)	36	(423)
Balances, September 30, 2011	$1,125	$1,514	$1,153	$1,175	$70	$227	$(95)	$5,169

(1)
Included in net realized gain (loss) in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation (depreciation) in the consolidated statements of operations.

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

(7)
Derivative agreements have historically been categorized as Level 3 within the fair value hierarchy due to a significant unobservable input associated with a credit valuation adjustment. During the nine months ended September 30, 2012, the credit valuation adjustment was no longer considered to be significant in the determination of the fair value of our derivative agreements. As a result, the derivative agreements were transferred out of Level 3 and into Level 2 of the fair value hierarchy. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

As of September 30, 2012, certain securities are valued using third party valuations or are valued using non-standard valuation methods. There are no unobservable inputs associated with securities in these categories, and as a result, their fair values are not reflected in the table below. The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum

Enterprise Value Waterfall Methodology
Senior Debt	$296	Enterprise discounted cash flow	Discount rate	11%	56%
			Terminal value growth rate	—%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	15%
			Control premium	—%	21%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	(5%)
Mezzanine Debt	$1,009	Enterprise discounted cash flow	Discount rate	12%	80%
			Terminal value growth rate	3%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	10%
			Control premium	—%	27%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%
Preferred Equity	$1,142	Enterprise discounted cash flow	Discount rate	11%	56%
			Terminal value growth rate	2%	8%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%
			Control premium	10%	27%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	5%
Common Equity	$1,811	Enterprise discounted cash flow	Discount rate	7%	80%
			Terminal value growth rate	3%	8%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	10%
			Control premium	—%	27%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%
Equity Warrants	$81	Enterprise discounted cash flow	Discount rate	11%	22%
			Terminal value growth rate	2%	8%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	—%
			Control premium	10%	21%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(30%)	10%

Market Yield Valuation Methodology
Senior Debt	$492	Discounted cash flow	Market yield	7%	28%
			Estimated remaining life	0 yrs	4 yrs
Mezzanine Debt	$165	Discounted cash flow	Market yield	14%	23%
			Estimated remaining life	1 yrs	4 yrs
Preferred Equity	$69	Discounted cash flow	Market yield	18%	18%
			Estimated remaining life	1 yr	4 yrs
Structured Products	$237	Discounted cash flow	Discount rate	9%	39%
			Constant prepayment rate	30%	30%
			Constant default rate	2%	4%
		Sales of comparable securities	Cover price adjustment	2%	10%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Cost
Senior debt	15.4%	17.7%
Mezzanine debt	20.4%	23.0%
Preferred equity	23.7%	22.9%
Common equity	32.5%	28.3%
Equity warrants	1.5%	1.3%
Structured Products	6.5%	6.8%
Total	100.0%	100.0%

Fair Value
Senior debt	15.9%	20.6%
Mezzanine debt	22.1%	28.5%
Preferred equity	23.1%	21.6%
Common equity	32.9%	23.5%
Equity warrants	1.6%	1.5%
Structured Products	4.4%	4.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of September 30, 2012 and December 31, 2011. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	September 30, 2012	December 31, 2011
Cost
Commercial Services and Supplies	10.5%	9.1%
Life Sciences Tools and Services	8.8%	7.4%
Household Durables	6.7%	6.0%
Real Estate and Real Estate Investment Trusts	5.5%	6.7%
Health Care Providers and Services	4.8%	5.1%
Internet and Catalog Retail	4.7%	4.2%
Hotels, Restaurants and Leisure	4.5%	6.2%
Professional Services	4.1%	3.3%
Auto Components	4.1%	3.2%
Pharmaceuticals	3.8%	2.7%
Construction and Engineering	3.6%	2.6%
Aerospace and Defense	3.5%	3.3%
Computers and Peripherals	3.4%	3.0%
Capital Markets	3.2%	1.3%
Health Care Equipment and Supplies	2.8%	2.2%
Food Products	2.7%	4.0%
Diversified Financial Services	2.6%	2.3%
Leisure Equipment and Products	2.5%	2.9%
Diversified Consumer Services	2.5%	2.2%
Electrical Equipment	2.5%	5.5%
Oil, Gas and Consumable Fuels	2.1%	1.7%
Electronic Equipment, Instruments and Components	1.6%	2.6%
Other	9.5%	12.5%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	September 30, 2012	December 31, 2011
Fair Value
Capital Markets	18.8%	9.6%
Commercial Services and Supplies	11.2%	11.7%
Health Care Providers and Services	6.8%	5.8%
Electrical Equipment	5.6%	9.0%
Life Sciences Tools and Services	4.8%	4.2%
Hotels, Restaurants and Leisure	4.3%	7.0%
Pharmaceuticals	4.1%	3.0%
Construction and Engineering	3.8%	3.3%
Professional Services	3.7%	4.0%
Internet and Catalog Retail	3.3%	3.0%
Health Care Equipment and Supplies	3.2%	2.8%
Aerospace and Defense	3.0%	3.1%
Food Products	2.7%	3.2%
Auto Components	2.6%	2.4%
Computers and Peripherals	2.4%	2.8%
Electronic Equipment, Instruments and Components	2.1%	3.0%
Diversified Consumer Services	2.0%	2.4%
Real Estate and Real Estate Investment Trusts	2.0%	2.9%
Leisure Equipment and Products	1.9%	2.6%
Other	11.7%	14.2%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products, as of September 30, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2012	December 31, 2011
Cost
International	27.8%	24.3%
Mid-Atlantic	18.6%	18.2%
Southwest	18.1%	22.7%
Northeast	10.5%	10.5%
South-Central	9.9%	9.0%
Southeast	9.6%	10.5%
North-Central	4.9%	4.2%
Northwest	0.6%	0.6%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	29.7%	25.1%
Southwest	21.0%	25.9%
International	17.3%	14.8%
Southeast	11.5%	13.7%
Northeast	10.6%	10.8%
North-Central	5.7%	5.0%
South-Central	3.9%	4.2%
Northwest	0.3%	0.5%
Total	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Secured term loan due August 2016, net of discount	$597	$—
Fixed rate private secured notes due December 2013	—	30
Floating rate private secured loans due December 2013	—	17
Fixed rate non-amortizing secured notes due December 2013	—	524
Floating rate non-amortizing secured notes due December 2013	—	4
Unsecured public notes due August 2012	—	11
ACAS Business Loan Trust 2004-1 asset securitization	—	21
ACAS Business Loan Trust 2005-1 asset securitization	12	227
ACAS Business Loan Trust 2006-1 asset securitization	96	180
ACAS Business Loan Trust 2007-1 asset securitization	74	140
ACAS Business Loan Trust 2007-2 asset securitization	24	97
Total	$803	$1,251

The daily weighted average debt balance for the three months ended September 30, 2012 and 2011 was $858 million and $1,560 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2012 and 2011 was $1,017 million and $1,745 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2012 was 6.8% and 6.2%, respectively, compared to 5.1% and 5.2%, respectively, for the comparable periods in 2011. The weighted average interest rate on all of our

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

borrowings, excluding amortization of deferred financing costs, for the three and nine months ended September 30, 2012 was 5.4% and 5.0%, respectively, compared to 4.1% and 4.0%, respectively, for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of September 30, 2012 was 4.4%.

As of September 30, 2012 and December 31, 2011, the aggregate fair value of the above borrowings was $797 million and $1,210 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 1 inputs for our publicly traded debt as of December 31, 2011 and Level 2 inputs for the remainder of our borrowings. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Refinancing Transaction

Secured Debt Facilities—On August 22, 2012, we completed the refinancing of our then outstanding $575 million of secured debt with proceeds from a new four-year $600 million secured term loan facility (“Term Loan Facility”).

We also obtained simultaneously a new four-year $250 million secured revolving credit facility (“Revolving Credit Facility”), which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the facility.

The repayment of the $575 million of secured debt as a result of the refinancing is accounted for as an extinguishment of debt in accordance with ASC 470-50, Modifications and Extinguishments, resulting in a gross loss on debt extinguishment of $5 million related to the write off of unamortized fees and expenses, partially offset by a $2 million tax benefit during the three months ended September 30, 2012. The loss is recorded in the financial statement line item loss on extinguishment of debt, net of tax in our consolidated statements of operations. Debt refinancing fees and expenses totaling $16 million paid at closing have been capitalized and will be amortized into interest expense over the life of the Term Loan Facility and the Revolving Credit Facility, respectively, using the effective interest method.

Maturity Date and Optional Prepayment—The Term Loan Facility matures on August 22, 2016 and may be prepaid earlier at our option in whole or in part without penalty except in the event that the facility is refinanced with a lower interest rate prior to August 22, 2013, in which case the prepayment shall be made at a price equal to 101% of the principal amount prepaid, plus accrued interest. The Revolving Credit Facility has a commitment termination date of August 22, 2015 and a maturity date of August 22, 2016.

Scheduled Amortization—The following table sets forth the scheduled amortization on the Term Loan Facility:

Date	Scheduled Amortization Amount
August 22, 2013	$150 million
August 22, 2014	$150 million
August 22, 2015	$150 million
Maturity Date (August 22, 2016)	Outstanding Balance

Any outstanding balance on the Revolving Credit Facility as of the commitment termination date is repayable ratably over the final 12 months until the maturity date.

Mandatory Prepayments—Under certain conditions, the Term Loan Facility is subject to mandatory prepayments including if (i) the amount of the outstanding loans under the facility exceeds the borrowing base, as defined in the credit agreement, and we are unable to present a reasonably feasible plan to cure such deficiency within 30 business days, then we must prepay the loans in such amounts as necessary to correct such deficiency; (ii) the borrowing base coverage, as defined in the credit agreement, becomes less than 150%, then we must prepay the loan using excess cash flows (if such amounts plus any proceeds referenced in clauses (iii) and (iv) below equal or exceed $20 million) until such coverage is at least 150%; (iii) we incur certain additional indebtedness (other than permitted indebtedness), then the proceeds must be used to prepay our loan; and (iv) the proceeds from

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

the sale of any investment or collateral (if such proceeds plus the amounts referenced in clauses (ii) and (iii) above equal or exceed $20 million), specified percentages of the proceeds must be used to prepay the loan.

Interest—The Term Loan Facility bears interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 1.25% per annum, plus 4.25%. As of September 30, 2012, the interest rate on our Term Loan Facility was 5.5%. The Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.

Fees—We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of September 30, 2012, the availability under our Revolving Credit Facility was $250 million.

Security and Ranking—The Term Loan Facility and Revolving Credit Facility are senior obligations of ours and each is secured by a first priority lien (subject to certain permitted liens) on different non-securitized assets and a separate second lien on the assets in which the other facility has a first lien. The facilities also have a pari passu first priority lien on most of our remaining non-securitized assets. J.P. Morgan Chase Bank, N.A. serves as the collateral agent for the secured parties under a collateral agency and intercreditor agreement.

Covenants—The Term Loan Facility includes a financial covenant that requires us to maintain a 100% borrowing base coverage. The Revolving Credit Facility has financial covenants that require us to maintain a (i) maximum total leverage ratio not to exceed 0.75:1.00, (ii) 100% borrowing base coverage and (iii) minimum adjusted EBITDA for American Capital, LLC. We are also subject to additional covenants, including without limitation, restrictions on our ability to incur additional debt and liens, make certain acquisitions and investments, pay cash dividends, repurchase common stock, seek to become a regulated investment company and change our regulatory status as a BDC. We are permitted though under the facilities to pay cash dividends if, on the date of such payment and after giving effect thereto, there are no defaults outstanding under the facilities and our borrowing base coverage is at least 150%. As of September 30, 2012, we were in compliance with all of the covenants under the Term Loan Facility and the Revolving Credit Facility.

Events of Default—The Term Loan Facility and the Revolving Credit Facility generally include usual and customary events of default for facilities of their nature, including without limitation, the occurrence of a payment or covenant default, any unremedied borrowing base deficiency, a cross default to the other facility, the cross acceleration of debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or American Capital, LLC, the failure by us to conduct our asset management business through American Capital, LLC, one or more judgments in excess of an aggregate $50 million and a change of control.

Asset Securitizations

Under the terms of each of our asset securitizations, if any loan collateral in the trust becomes a defaulted loan (as defined in the applicable transfer and servicing agreement for such asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are to be used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2012, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2012, our asset securitizations, which had an outstanding balance of $206 million, were secured by portfolio investments and assets with a fair value of approximately $0.9 billion. On April 25, 2012, the notes issued by ACAS Business Loan Trust 2004-1 were paid off in full.

As of September 30, 2012, we were in compliance with all of the covenants applicable to us under our asset securitizations.

Note 5.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of September 30, 2012, we were not in default under any of our interest rate swap agreements.

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

During the nine months ended September 30, 2012, we paid $62 million in connection with the early termination of certain interest rate swap agreements, which is recorded as a realized loss in the financial statement line item derivative agreements in our consolidated statements of operations. The realized loss was partially offset by a reversal of unrealized depreciation of $55 million recorded in the financial statement line item derivative agreements in our consolidated statements of operations. During the three and nine months ended September 30, 2011, we paid $1 million and $3 million, respectively, in connection with the termination of certain interest rate swap agreements, which is recorded as a realized loss in the financial statement line item derivative agreements in our consolidated statements of operations.

During the three and nine months ended September 30, 2012, we recorded a net realized loss of $5 million and $22 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements on interest rate swap agreements. During the three and nine months ended September 30, 2011, we recorded a net realized loss of $9 million and $34 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements on interest rate swap agreements.

Credit Risk-Related Contingent Features

Our interest rate swap agreements under which American Capital is a party are secured by first and second priority liens (subject to certain permitted liens) on substantially all of our non-securitized assets pari passu with the Term Loan Facility, and in certain cases, also the Revolving Credit Facility. Our other interest rate swap agreements were entered into by one of our subsidiary securitization trusts and a counterparty and are secured by a first priority lien (subject to certain permitted liens) on such trust's securitized assets pari passu with our securitized debt issued by the trust.

Certain of our interest rate swap agreements contain an event of default provision that allows the counterparty to terminate agreements outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a U.S. GAAP fair value liability of $2 million and $50 million as of September 30, 2012 and December 31, 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of September 30, 2012 and December 31, 2011, the termination liability would have been $2 million and $61 million as of such dates, respectively. The difference between the U.S. GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default provision that allows the counterparty to terminate agreements outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a U.S. GAAP fair value liability of $14 million and $15 million as of September 30, 2012 and December 31, 2011. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of September 30, 2012 and December 31, 2011, the termination liability would have been $16 million and $18 million as of such dates, respectively. The difference between the U.S. GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements entered

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

into by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a U.S. GAAP fair value liability of $24 million and $34 million as of September 30, 2012 and December 31, 2011, respectively. If such interest rate swap agreements could have been terminated early in accordance with their terms as of September 30, 2012 and December 31, 2011, the aggregate termination liability would have been $26 million and $38 million, respectively. The difference between the U.S. GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Note 6.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings (loss) per common share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted net operating income per common share	$71	$65	$314	$219
Numerator for basic and diluted net earnings (loss) per common share	$196	$(464)	$1,013	$380
Denominator for basic weighted average common shares	316.4	345.3	323.9	346.2
Employee stock options and awards	10.9	—	9.7	12.9
Denominator for diluted weighted average common shares	327.3	345.3	333.6	359.1
Basic net operating income per common share	$0.22	$0.19	$0.97	$0.63
Diluted net operating income per common share	$0.22	$0.19	$0.94	$0.61
Basic net earnings (loss) per common share	$0.62	$(1.34)	$3.13	$1.10
Diluted net earnings (loss) per common share	$0.60	$(1.34)	$3.04	$1.06

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

Stock options and unvested shares under our deferred compensation plan of 24.2 million and 29.0 million for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method. Stock options and unvested shares under our deferred compensation plan of 24.1 million and 18.1 million for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

Note 7.	Commitments and Contingencies

As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $67 million to 16 portfolio companies, with $8 million and $10 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 8.	Shareholders' Equity

Our common stock activity for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
	2012	2011
Common stock outstanding at beginning of period	329.1	342.4
Issuance of common stock under stock option plans	5.0	2.4
Repurchase of common stock	(26.0)	(9.1)
Distribution of common stock held in deferred compensation trust	1.1	1.3
Common stock outstanding at end of period	309.2	337.0

Stock Repurchase and Dividend Program

During the third quarter of 2011, our Board of Directors adopted a program that may provide for repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended September 30, 2012, we made open market purchases of 11.4 million shares, or $125 million, of our common stock at an average price of $10.99 per share. During the nine months ended September 30, 2012, we made open market purchases of 26 million shares, or $259 million, of our common stock at an average price of $9.95 per share.

Note 9.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both a net operating loss and net long-term capital loss for the nine months ended September 30, 2012. Under Subchapter C of the Code, we are able to carry forward any net operating losses to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C of the Code, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the significant components of our deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$224	$86
Net unrealized depreciation of ordinary investments	116	203
Basis differences in ordinary investments	100	89
Stock-based compensation	69	51
Other	9	7
Total ordinary deferred tax assets	518	436
Net capital loss carryforwards	160	180
Net unrealized depreciation of capital investments	143	457
Basis differences in capital investments	103	204
Total capital deferred tax assets	406	841
Total deferred tax assets	924	1,277
Less valuation allowance	(406)	(841)
Total deferred tax assets less valuation allowance	518	436

Deferred tax liabilities
Other	(7)	(8)
Total deferred tax liabilities	(7)	(8)
Total net deferred tax assets	$511	$428

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

As of September 30, 2012, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of September 30, 2012, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $406 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our cumulative net unrealized depreciation on our capital assets as of September 30, 2012, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.

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

As of September 30, 2012, we estimate that we had $577 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross deferred tax asset of $224 million. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of September 30, 2012, we estimate that we had $416 million of net capital loss carryforwards for federal income tax purposes and various state net capital loss carryforwards for which we have recorded a gross deferred tax asset of $160 million. Under the rules governing the carryover of capital losses from a RIC to a Subchapter C corporation, $228 million of these capital

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

losses initially had a carryforward of eight years, which will be reduced by one year for each year during the carryforward period (not to exceed three years) that we do not qualify as a RIC. If we remain a Subchapter C corporation, $228 million will expire in 2015 and $188 million will expire in 2016. We will only be able to utilize these net capital loss carryforwards to the extent we generate future net capital gains within the carryforward periods.

A reconciliation of the tax provision computed at the U.S. federal statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax on income (loss) computed at federal statutory tax rate	$81	$(163)	$327	$133
State taxes, net of federal tax provision (benefit)	9	(21)	38	13
Conversion to a taxable corporation	—	—	—	(1,481)
Valuation allowance	(54)	184	(435)	1,336
Other	(3)	—	(10)	(1)
Total tax provision (benefit)	$33	$—	$(80)	$—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

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

We are also an alternative asset manager with our alternative asset fund management conducted through our wholly-owned portfolio company, American Capital, LLC. As of September 30, 2012, we had $118 billion of assets under management, including $112 billion of third-party assets, which includes $12 billion of fee-earning assets. American Capital, LLC manages the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”) and ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”).

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

Portfolio Composition

As of September 30, 2012, we had investments in 136 portfolio companies totaling $5.3 billion at fair value, with an average investment size of $39 million, or 0.6% of total assets. As of September 30, 2012, our ten largest investments at fair value totaled $3.2 billion, or 51% of total assets, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
American Capital, LLC	Asset Management	Capital Markets	$803	$123
European Capital Limited	European Capital	Diversified Financial Services	743	1,359
WIS Holding Company, Inc.	One Stop Buyouts®	Commercial Services & Supplies	276	219
Affordable Care Holding Corp.	One Stop Buyouts®	Health Care Providers & Services	248	161
Mirion Technologies, Inc.	One Stop Buyouts®	Electrical Equipment	239	96
WRH, Inc.	One Stop Buyouts®	Life Sciences Tools & Services	209	388
SMG Holdings, Inc.	One Stop Buyouts®	Hotels, Restaurants & Leisure	184	196
SPL Acquisition Corp.	One Stop Buyouts®	Pharmaceuticals	181	167
The Tensar Corporation	Private Equity Buyouts	Construction & Engineering	167	154
Paradigm Precision Holdings, LLC	One Stop Buyouts®	Aerospace & Defense	129	151
Total			$3,179	$3,014

Our investments are composed of the following six product lines: (i) One Stop Buyouts®, (ii) Private Equity Buyouts, (iii) Direct and Other, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of September 30, 2012, at fair value, as a percentage of total investments based on these different product lines, is shown below:

One Stop Buyouts®
49%
Structured Products
4%
2%
Direct and Other
15%
Asset Management
14%
European Capital
16%
Private Equity Buyouts

The type and aggregate dollar amount of new investments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Private Equity Buyouts	$—	$15	$22	$15
Investments in managed funds	—	40	—	40
Direct and Other	—	—	—	14
One Stop Buyouts®	—	1	—	1
Add-on investment in American Capital, LLC	—	11	86	11
Add-on financing for acquisitions	6	57	9	58
Add-on financing for working capital in distressed situations	—	2	17	21
Add-on financing for growth and working capital	—	2	16	101
Add-on financing for recapitalizations, not including distressed investments	—	—	42	25
Total	$6	$128	$192	$286
The amounts of our new investments include both funded and unfunded commitments as of the investment date.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Principal prepayments	$24	$96	$535	$359
Sale of equity investments	56	127	145	218
Payment of accrued PIK notes and dividend and accreted original issue discounts	42	16	149	89
Loan syndications and sales	—	10	—	16
Scheduled principal amortization	14	11	35	28
Total	$136	$260	$864	$710

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

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. The loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of the loans permit the interest to be paid-in-kind by adding the interest to the outstanding loan balance and then paying it at maturity. We price our debt and equity investments based on our analysis of each transaction. As of September 30, 2012, the weighted average effective interest rate on our private finance debt investments was 11.3%, which includes the impact of non-accruing loans. As of September 30, 2012, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our investments in European Capital and American Capital, LLC, was 52%, with a total equity investment at fair value of approximately $1.6 billion.

There is generally no publicly available information about these companies or primary or secondary market for the trading of these privately issued loans and equity securities. We have exited these investments historically through normal repayment, a change in control transaction or recapitalization of the portfolio company. However, we may also sell our loans or equity securities in a secondary market transaction.

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

As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of September 30, 2012, we had board seats at 55 out of 94 of our private finance companies and had board observation rights at other private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital, LLC Investment

Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, subsidiaries of American Capital, LLC enter into management agreements with each of its managed alternative asset funds. As of September 30, 2012, our investment in American Capital, LLC was $123 million at cost and $803 million at fair value, or 15% of our total investments at fair value. The discussion of the operations of American Capital, LLC includes its consolidated subsidiaries. As of September 30, 2012, its third-party assets under management totaled $112 billion, including $102 billion of assets under management in American Capital Agency Corp. (NASDAQ: AGNC) and $8 billion of assets under management in American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded residential mortgage real estate investment trusts (“REITs”).

On September 6, 2012, ACAS CLO 2012-1 closed on the sale of $362 million of collateralized loan obligation bonds. ACAS CLO 2012-1 is externally managed by American Capital, LLC for an annual management fee of 42 basis points of total assets and 20% of the net profits of ACAS CLO 2012-1, subject to certain hurdles. American Capital, LLC purchased 70% of the non-rated equity tranche of subordinated notes in ACAS CLO 2012-1 for $30 million.

American Capital, LLC had over 75 employees as of September 30, 2012, including seven investment teams with over 25 investment professionals located in Bethesda (Maryland), New York, London and Paris. We have entered into service agreements with American Capital, LLC to provide it with additional asset management service support. Through these agreements, we provide investment advisory and oversight services to American Capital, LLC, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital, LLC a fee for the use of these services. American Capital, LLC generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the alternative asset funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC's funds under management as of September 30, 2012:

	European Capital	AGNC	MTGE	ACE I	ACE II	ACAS CLO 2007-1	ACAS CLO 2012-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (AGNC)	Publicly Traded REIT - NASDAQ (MTGE)	Private Equity Fund	Private Equity Fund	CLO	CLO
Established	2005	2008	2011	2006	2007	2006	2012
Assets under management	$1.5 Billion	$102.2 Billion	$7.5 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion	$0.3 Billion
Investment types	Senior and Mezzanine Debt, Equity, Structured Products	Agency Securities	Mortgage Investments	Equity	Equity	Senior Debt	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

European Capital Investment

European Capital is an investment fund incorporated in Guernsey, which is wholly-owned by us. European Capital invests in One Stop Buyouts®, Private Equity Buyouts and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of September 30, 2012, European Capital had investments in 58 portfolio companies totaling $1.4 billion at fair value,

with an average investment size of $23 million, or 1.5% of its total assets. As of September 30, 2012, European Capital's five largest investments at fair value were $508 million, or 33% of its total assets.

The composition of European Capital's investment portfolio by product line as of September 30, 2012, at fair value, as a percentage of its total investments, is shown below:

One Stop Buyouts®
32%
Structured Products
1%
Direct and Other
4%
63%
Private Equity Buyouts

As of September 30, 2012, 99.0% of European Capital's assets are invested in portfolio companies headquartered in countries with AA rating or better based on Standard & Poor's ratings as of September 30, 2012. As of September 30, 2012, European Capital's NAV at fair value was $866 million. As of September 30, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $651 million, respectively, and a debt investment with a fair value and cost basis of $92 million. As of September 30, 2012, we valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value.

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

See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of September 30, 2012.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue	$154	$130	$466	$431
Operating expenses	64	65	198	212
NOI before income taxes	90	65	268	219
Tax (provision) benefit	(19)	—	46	—
NOI	71	65	314	219
Loss on extinguishment of debt, net of tax	(3)	—	(3)	—
Net realized gain (loss)	4	33	(285)	(218)
Net realized earnings	72	98	26	1
Net unrealized appreciation (depreciation)	124	(562)	987	379
Net earnings (loss)	$196	$(464)	$1,013	$380

Operating Revenue

We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned asset manager, American Capital, LLC. Operating revenue consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income on debt investments	$51	$84	$195	$258
Interest income on Structured Products investments	19	14	50	41
Dividend income on private finance portfolio investments	45	8	121	74
Dividend income from American Capital, LLC	26	10	62	20
Interest income on bank deposits	1	1	1	1
Interest and dividend income	142	117	429	394
Portfolio company advisory and administrative fees	5	2	13	11
Advisory and administrative services - American Capital, LLC	4	5	14	15
Other fees	3	6	10	11
Fee income	12	13	37	37
Total operating revenue	$154	$130	$466	$431

Total Operating Revenue by Product Line

The following table summarizes our total operating revenue by product line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
One Stop Buyouts®	$74	$67	$239	$220
Private Equity Buyouts	19	28	69	98
Direct and Other	10	4	27	34
Asset Management	30	15	76	35
European Capital	2	2	5	3
Structured Products	19	14	50	41
Total operating revenue	$154	$130	$466	$431

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Debt investments(1)	$2,138	$3,099	$2,365	$3,283
Effective interest rate on debt investments(1)	9.6%	10.9%	11.0%	10.5%
Average non-accrual debt investments at cost(2)	$386	$544	$387	$613
Structured Products investments(1)(3)	$393	$523	$424	$565
Effective interest rate on Structured Products investments(1)(3)	20.2%	10.9%	15.8%	9.7%
Debt and Structured Products investments(1)(3)	$2,531	$3,622	$2,789	$3,848
Effective interest rate on debt and Structured Products investments(1)(3)	11.3%	10.9%	11.7%	10.4%
Average monthly one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments - private finance portfolio(1)(3)(4)	$2,069	$2,260	$2,147	$2,219
Effective dividend yield on equity investments - private finance portfolio(1)(3)(4)	8.6%	1.3%	7.5%	4.5%
Debt, Structured Products and equity investments(1)(3)(4)	$4,600	$5,882	$4,936	$6,067
Effective yield on debt, Structured Products and equity investments(1)(3)(4)	10.1%	7.2%	9.9%	8.2%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

(3)	Excludes our equity investment in ACAS CLO 2012-1.

(4)	Excludes our equity investment in American Capital, LLC and European Capital.

Debt Investments

Interest income on debt investments decreased by $33 million, or 39%, and by $63 million, or 24%, for the three and nine months ended September 30, 2012, respectively, over the comparable periods in 2011, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $1.0 billion and $0.9 billion for the three and nine months ended September 30, 2012, respectively, over the comparable periods in 2011, primarily as a result of the repayment or sale of debt investments or write-off of non-performing debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income that was reserved in prior periods. For the three and nine months ended September 30, 2012, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $10 million and $3 million, respectively, as a result of debt investments being placed on non-accrual. For the three and nine months ended September 30, 2011, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $3 million and $11 million, respectively, as a result of debt investments being placed on non-accrual.

Structured Products

Interest income on Structured Products investments increased by $5 million, or 36%, and by $9 million, or 22%, for the three and nine months ended September 30, 2012, respectively, over the comparable periods in 2011, primarily due to an increase in interest income recognized on our CLO investments due to increases in projected cash flows. Our weighted average Structured Products investments outstanding decreased by $130 million, or 25%, and by $141 million, or 25%, for the three and nine months ended September 30, 2012, respectively, over the comparable periods in 2011, primarily as a result of the write-off of non-performing CMBS investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments increased by $37 million, or 463%, and by $47 million, or 64% for the three and nine months ended September 30, 2012, respectively, over the comparable periods in 2011, primarily due to the recognition of prior period dividend income for private finance preferred stock investments removed from non-accrual during the three and nine months ended September 30, 2012. As a result, the monthly weighted average effective dividend yield on equity investments was 8.6% and 7.5% for the three and nine months ended September 30, 2012, respectively, a 730 basis point and 300 basis point increase over the comparable periods in 2011, respectively.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and nine months ended September 30, 2012, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $9 million and $37 million, respectively, which had an approximate 170 basis point and 230 basis point impact, respectively, on the effective dividend yield on equity investments. For the three months ended September 30, 2011, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $8 million, which had an approximate 150 basis point impact on the effective dividend yield on equity investments. For the nine months ended September 30, 2011, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $28 million, which had an approximate 170 basis point impact on the effective dividend yield on equity investments.

Equity Investments - American Capital, LLC

Dividend income from American Capital, LLC was $26 million and $62 million for the three and nine months ended September 30, 2012, respectively, and $10 million and $20 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, we received an additional $2 million and $7 million, respectively, of dividends from American Capital, LLC which were recorded as a reduction to the cost basis of our investment in American Capital, LLC. For the three and nine months ended September 30, 2011, we received an additional $4 million and $8 million, respectively, of dividends from American Capital, LLC which were recorded as a reduction to the cost basis of our investment in American Capital, LLC. The increase in dividends received during the three and nine months ended September 30, 2012 was primarily due to an increase in net income of American Capital, LLC, which was primarily generated from an increase in fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital as a result of follow-on equity offerings.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the three and nine months ended September 30, 2012 were $5 million and $13 million, respectively, compared to $2 million and $11 million for the three and nine months ended September 30, 2011, respectively.

Advisory and Administrative Services - American Capital, LLC

We have entered into service agreements with American Capital, LLC to provide additional asset management service support so that American Capital, LLC can fulfill its responsibilities under its fund management agreements. The fees generated from these service agreements for the three and nine months ended September 30, 2012 were $4 million and $14 million, respectively, compared to $5 million and $15 million for the three and nine months ended September 30, 2011, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $3 million and $10 million for the three and nine months ended September 30, 2012, respectively, and $6 million and $11 million for the three and nine months ended September 30, 2011, respectively.

Operating Expenses

Operating expenses decreased by $1 million, or 2%, and $14 million, or 7%, for the three and nine months ended September 30, 2012, respectively, over the comparable periods in 2011. Operating expenses consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest	$15	$20	$47	$69
Salaries, benefits and stock-based compensation	34	33	108	107
General and administrative	15	12	43	36
Total operating expenses	$64	$65	$198	$212

Interest

Interest expense for the three and nine months ended September 30, 2012 decreased $5 million, or 25%, and $22 million, or 32%, respectively, over the comparable periods in 2011. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding for the three and nine months ended September 30, 2012 over the comparable periods in 2011 as well as a decrease in the amortization of deferred financing costs primarily as a result of unscheduled payments on our secured borrowings during 2011.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset Securitizations:
Cash interest expense	$1	$1	$4	$6
Amortization of deferred financing costs	1	1	3	3
Total interest expense	$2	$2	$7	$9

Weighted average interest rate, including amortization of deferred financing costs	2.8%	1.2%	2.0%	1.2%
Weighted average interest rate, excluding amortization of deferred financing costs	1.3%	0.9%	1.3%	0.9%
Weighted average balance outstanding	$270	$850	$431	$978

Public and Private Secured and Unsecured Borrowings:
Cash interest expense	$11	$15	$34	$46
Amortization of deferred financing costs	2	3	6	14
Total interest expense	$13	$18	$40	$60

Weighted average interest rate, including amortization of deferred financing costs	8.7%	9.7%	9.2%	10.4%
Weighted average interest rate, excluding amortization of deferred financing costs	7.3%	8.0%	7.8%	7.9%
Weighted average balance outstanding	$588	$710	$586	$767

Total Borrowings:
Cash interest expense	$12	$16	$38	$52
Amortization of deferred financing costs	3	4	9	17
Total interest expense	$15	$20	$47	$69

Weighted average interest rate, including amortization of deferred financing costs	6.8%	5.1%	6.2%	5.2%
Weighted average interest rate, excluding amortization of deferred financing costs	5.4%	4.1%	5.0%	4.0%
Weighted average balance outstanding	$858	$1,560	$1,017	$1,745
Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Base salaries	$13	$14	$41	$40
Incentive compensation	9	4	26	26
Benefits	2	2	8	8
Stock-based compensation	10	13	33	33
Total salaries, benefits and stock-based compensation	$34	$33	$108	$107

As of September 30, 2012 and 2011, we had 253 and 248 employees, respectively.

Tax (Provision) Benefit

During our tax year ended September 30, 2011, due to a shift in the composition and value of our assets, we did not meet the quarterly investment diversification requirements to continue to be taxed as a regulated investment company. Therefore, we are now subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended, beginning with our tax year ended September 30, 2011. Our tax (provision) benefit consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax (provision) benefit - net operating income	$(19)	$—	$46	$—
Tax benefit - loss on extinguishment of debt	2	—	2	—
Tax benefit - net realized gain (loss)	4	—	78	—
Tax provision - net unrealized appreciation (depreciation)	(20)	—	(46)	—
Total tax (provision) benefit	$(33)	$—	$80	$—

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
VP Acquisition Holdings, Inc.	$—	$93	$—	$93
Other, net	10	3	33	19
Total gross realized portfolio gain	10	96	33	112

FPI Holding Corporation	(4)	—	(81)	—
Small Smiles Holding Company, LLC	—	(19)	(66)	(19)
Halex Holdings Inc.	—	—	(27)	—
FreeConference.com, Inc.	—	—	(24)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	—	(23)	(12)
Contec, LLC	—	—	(17)	—
Orchard Brands Corporation	—	(15)	—	(174)
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	—	—	—	(25)
Citigroup Commercial Mortgage Securities Trust 2007-C6	—	(7)	—	(21)
Other, net	(1)	(11)	(75)	(42)
Total gross realized portfolio loss	(5)	(52)	(313)	(293)
Total net realized portfolio gain (loss)	5	44	(280)	(181)
Tax benefit	4	—	78	—
Interest rate derivative periodic interest payments, net	(5)	(9)	(22)	(34)
Interest rate derivative termination payments	—	(1)	(62)	(3)
Foreign currency transactions	—	(1)	1	—
Total net realized gain (loss)	$4	$33	$(285)	$(218)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

During the nine months ended September 30, 2012, due to declining performance, we wrote off all of our equity investments and mezzanine debt investments in FPI Holding Corporation and realized a total loss of $81 million, which was offset by a reversal of unrealized depreciation of $81 million.

In the second quarter of 2012, a U.S. Bankruptcy Court issued an order authorizing the sale of substantially all of the assets of Small Smiles Holding Company, LLC (“Small Smiles”). The fair value of any consideration we received was zero. Accordingly, in the second quarter of 2012, we wrote off all of our equity investment and our senior debt investment in Small Smiles and realized a loss of $66 million, which was offset by a reversal of unrealized depreciation of $66 million.

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

During the nine months ended September 30, 2012, we made $62 million in early termination payments to terminate certain interest rate swap agreements, which were partially offset by a reversal of unrealized depreciation of $55 million.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross unrealized appreciation of private finance portfolio investments	$152	$82	$353	$330
Gross unrealized depreciation of private finance portfolio investments	(111)	(276)	(161)	(419)
Net unrealized appreciation (depreciation) of private finance portfolio investments	41	(194)	192	(89)
Net unrealized appreciation (depreciation) of European Capital investment	65	(248)	115	22
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(15)	25	(3)	(30)
Net unrealized appreciation (depreciation) of American Capital, LLC	1	(47)	329	169
Net unrealized (depreciation) appreciation of American Capital Mortgage Investment Corp.	—	(9)	12	(9)
Net unrealized appreciation of Structured Products investments	20	6	42	53
Reversal of prior period net unrealized (appreciation) depreciation upon realization	(3)	(10)	296	221
Net unrealized appreciation (depreciation) of portfolio investments	109	(477)	983	337
Foreign currency translation - European Capital	27	(77)	(9)	33
Foreign currency translation - other	2	(3)	—	1
Derivative agreements	6	(6)	4	5
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	—	1	55	3
Tax provision	(20)	—	(46)	—
Net unrealized appreciation (depreciation) of investments	$124	$(562)	$987	$379

See our “Investment Valuation Policy” in Note 3 in this Quarterly Report on Form 10-Q for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $4,073 million and fair value of $3,526 million as of September 30, 2012. There is generally no publicly available information about these companies or an active primary or secondary market for the trading of these privately issued loans and securities. We have exited these investments historically in connection with the normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three and nine months ended September 30, 2012, the $41 million and $192 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. For the three and nine months ended September 30, 2011, the $194 million and $89 million, respectively, of net unrealized depreciation on our private finance portfolio investments was driven primarily by specific company performance in two non-controlled debt investments and declining comparable company multiples.

European Capital

As of September 30, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $651 million, respectively, and a debt investment with a cost basis and fair value of $92 million. For the three months ended September 30, 2012, we recognized net unrealized appreciation of $50 million on our investment in European Capital comprised of $65 million unrealized appreciation on our investment and $15 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the nine months ended September 30, 2012, we recognized unrealized appreciation of $112 million on our investment in European Capital comprised of $115 million unrealized appreciation on our investment and $3 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the three months ended September 30, 2011, we recognized net unrealized depreciation of $223 million on our investment in European Capital comprised of $248 million unrealized depreciation on our investment and $25 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital. For the nine months ended September 30, 2011, we recognized unrealized depreciation of $8 million on our investment in European Capital comprised of $22 million unrealized appreciation on our investment and $30 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of our investment in European Capital.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or depreciation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2012, we recorded unrealized appreciation of $27 million and unrealized depreciation of $9 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $29 million and unrealized depreciation of $9 million for foreign currency translation for the three and nine months ended September 30, 2012, respectively). For the three months ended September 30, 2011, we recorded unrealized depreciation of $77 million on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $80 million for foreign currency translation for the three months ended September 30, 2011). For the nine months ended September 30, 2011, we recorded unrealized appreciation of $33 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized appreciation and $34 million for foreign currency translation for the nine months ended September 30, 2011, respectively).

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

During the three and nine months ended September 30, 2012, the unrealized appreciation on our investment of $65 million and $115 million, respectively, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV. During the three months ended September 30, 2011, the unrealized depreciation on our investment of $248 million, excluding unrealized appreciation on foreign currency translation, was due primarily to a decline in comparable company multiples. During the nine months ended September 30, 2011, the unrealized appreciation on our investment of $22 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital, partially offset by a decline in comparable company multiples.

The following is a summary of European Capital's NAV at fair value and our equity investment's implied discount to European Capital's NAV at fair value (€ and $ in millions) as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Debt investments at fair value	€744	€738	€719	€712
Equity investments at fair value	307	290	258	262
Other assets and liabilities, net	73	57	142	92
Secured debt at cost	(269)	(266)	(290)	(271)
Unsecured debt at cost	(112)	(113)	(110)	(111)
Unsecured debt from American Capital at cost	(72)	(56)	(66)	(57)
NAV (Euros)	€671	€650	€653	€627
Exchange rate	1.29	1.26	1.33	1.30
NAV (U.S. dollars)	$866	$819	$868	$815
Fair value of American Capital equity investment	$651	$574	$711	$547
Implied discount to NAV	24.8%	29.9%	18.1%	32.9%

American Capital, LLC

American Capital, LLC manages the following funds through various subsidiaries: European Capital, AGNC, MTGE, ACE I, ACE II, ACAS CLO 2007-1 and ACAS CLO 2012-1. American Capital, LLC had a cost basis of $123 million and fair value of $803 million as of September 30, 2012. During the three and nine months ended September 30, 2012, we recognized $1 million and $329 million of unrealized appreciation, respectively, on our investment in American Capital, LLC. The unrealized appreciation on our investment in American Capital, LLC for the three months ended September 30, 2012 was primarily due to increases in the historical and projected management fees for managing AGNC and MTGE due to significant growth in the equity capital of each company, partially offset by a decrease in forecasted growth. The unrealized appreciation on our investment in American Capital, LLC for the nine months ended September 30, 2012 was primarily due to increases in the historical and projected management fees for managing AGNC and MTGE due to significant growth in their equity capital of each company. During the nine months ended September 30, 2012, AGNC and MTGE have raised $3.8 billion and $580 million of equity capital, respectively. During the three and nine months ended September 30, 2011, we recognized $47 million of unrealized depreciation and $169 million of unrealized appreciation on our investment in American Capital, LLC, respectively. The depreciation in the fair value of American Capital, LLC for the three months ended September 30, 2011 was attributable to a decline in comparable company multiples and reduced forecasted growth. The appreciation in the fair value of American Capital, LLC for the nine months ended September 30, 2011 was primarily due to an increase in the projected cash flows as a result of a significant increase in the projected management fees for managing AGNC due to significant growth in the equity capital of AGNC as a result of follow-on equity offerings. During the nine months ended September 30, 2011, AGNC raised $3.3 billion of equity capital.

On September 6, 2012, ACAS CLO 2012-1 closed on the sale of $362 million of collateralized loan obligation bonds. ACAS CLO 2012-1 is externally managed by American Capital, LLC for an annual management fee of 42 basis points of total assets and 20% of the net profits of ACAS CLO 2012-1, subject to certain hurdles. American Capital, LLC purchased 70% of the non-rated equity tranche of subordinated notes in ACAS CLO 2012-1 for $30 million.

Structured Products Investments

American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CMBS, CLO and CDO securities) with a cost basis of $388 million and fair value of $237 million as of September 30, 2012. During the three and nine months ended September 30, 2012, we recorded $20 million and $42 million, respectively, of net unrealized appreciation on our Structured Products investments. Our investments in CLO and CDO portfolios of commercial loans experienced $18 million and $36 million of net unrealized appreciation during the three and nine months ended September 30, 2012, respectively, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows. Our CMBS portfolio experienced $2 million and $6 million of net unrealized appreciation during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, we recorded $6 million and $53 million, respectively, of net unrealized appreciation on our Structured Products investments. Our investments in CLO and CDO portfolios of commercial loans experienced $3 million and $42 million of net unrealized appreciation during the three and nine months ended September 30, 2011, respectively, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows. Our CMBS portfolio experienced $3 million and $11 million of net unrealized appreciation during the three and nine months ended September 30, 2011, respectively.

Derivative Agreements

During the three and nine months ended September 30, 2012, we recorded $6 million and $4 million of net unrealized appreciation, respectively, from derivative agreements. During the nine months ended September 30, 2012, cash termination payments totaling $62 million were made to settle terminated interest rate swap agreements, partially offset by a reversal of unrealized depreciation of $55 million. The fair value of the net liability for our derivative agreements as of September 30, 2012 was $30 million.

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

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarters ended September 30, 2012 and 2011:

	Period Ended September 30,
	2012	2011
LTM NOI return on average equity at cost	9.1%	4.8%
LTM net realized earnings return on average equity at cost	2.8%	0.1%
LTM net earnings return on average equity at fair value	33.0%	19.4%
Current quarter annualized NOI return on average equity at cost	4.8%	4.3%
Current quarter annualized net realized earnings return on average equity at cost	5.2%	6.6%
Current quarter annualized net earnings (loss) return on average equity at fair value	14.7%	(43.4%)

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our four-year $250 million secured revolving credit facility (the “Revolving Credit Facility”), cash and cash equivalents and our investment portfolio. We had $250 million of available commitment as of September 30, 2012 under our Revolving Credit Facility, subject to borrowing base coverage. As of September 30, 2012, we had $304 million of cash and cash equivalents and $21 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the nine months ended September 30, 2012 and 2011, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

As of September 30, 2012, our required principal amortization for the next twelve months consists of $150 million scheduled amortization on our four-year $600 million secured term loan facility (the “Term Loan Facility”) and any principal amortization of our secured notes within our asset securitizations as a result of principal and interest payments on our securitized debt investments. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating, Investing and Financing Cash Flows

For the nine months ended September 30, 2012 and 2011, net cash provided by operations was $117 million and $135 million, respectively. Our cash flow from operations for the nine months ended September 30, 2012 and 2011 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the nine months ended September 30, 2012 and 2011, net cash provided by investing activities was $616 million and $488 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $864 million and $710 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had portfolio investments totaling $5.3 billion at fair value, including $2.0 billion in debt investments,

$3.1 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the three and nine months ended September 30, 2012, approximately $22 million and $166 million, respectively, of interest income collected was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

For the nine months ended September 30, 2012 and 2011, net cash used in financing activities was $633 million and $705 million, respectively. The primary use of cash from financing activities during the nine months ended September 30, 2012 was debt payments of $459 million on our asset securitizations and $259 million for repurchases of our common stock, partially offset by a $59 million decrease in debt service escrows. During the nine months ended September 30, 2012, we repurchased 26 million shares of our common stock for $259 million which was accretive to our NAV per share by $0.58. The primary use of financing cash during the nine months ended September 30, 2011 was debt payments of $740 million, partially offset by a $100 million decrease in debt service escrows.

Debt Capital

Our debt obligations consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Secured term loan due August 2016, net of discount	$597	$—
Fixed rate private secured notes due December 2013	—	30
Floating rate private secured loans due December 2013	—	17
Fixed rate non-amortizing secured notes due December 2013	—	524
Floating rate non-amortizing secured notes due December 2013	—	4
Unsecured public notes due August 2012	—	11
ACAS Business Loan Trust 2004-1 asset securitization	—	21
ACAS Business Loan Trust 2005-1 asset securitization	12	227
ACAS Business Loan Trust 2006-1 asset securitization	96	180
ACAS Business Loan Trust 2007-1 asset securitization	74	140
ACAS Business Loan Trust 2007-2 asset securitization	24	97
Total	$803	$1,251

The daily weighted average debt balance for the three months ended September 30, 2012 and 2011 was $858 million and $1,560 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2012 and 2011 was $1,017 million and $1,745 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2012 was 6.8% and 6.2%, respectively, compared to 5.1% and 5.2%, respectively, for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and nine months ended September 30, 2012 was 5.4% and 5.0%, respectively, compared to 4.1% and 4.0%, respectively, for the comparable periods in 2011. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of September 30, 2012 was 4.4%.

As a BDC, we are permitted to issue Senior Securities in any amounts as long as immediately after such issuance our asset coverage under the Investment Company Act of 1940, as amended (“1940 Act”) is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2012, our asset coverage was 769%.

Refinancing Transaction

Secured Debt Facilities—On August 22, 2012, we completed the refinancing of our then outstanding $575 million of secured debt with proceeds from a new Term Loan Facility.

We also obtained simultaneously a new Revolving Credit Facility, which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the facility.

The repayment of the $575 million of secured debt as a result of the refinancing is accounted for as an extinguishment of debt in accordance with ASC 470-50, Modifications and Extinguishments, resulting in a gross loss on debt extinguishment of $5 million related to the write off of unamortized fees and expenses, partially offset by a $2 million tax benefit during the three months ended September 30, 2012. The loss is recorded in the financial statement line item loss on extinguishment of debt, net of tax in our consolidated statements of operations. Debt refinancing fees and expenses totaling $16 million paid at closing have been capitalized and will be amortized into interest expense over the life of the Term Loan Facility and the Revolving Credit Facility, respectively, using the effective interest method.

Maturity Date and Optional Prepayment—The Term Loan Facility matures on August 22, 2016 and may be prepaid earlier at our option in whole or in part without penalty except in the event that the facility is refinanced with a lower interest rate prior to August 22, 2013, in which case the prepayment shall be made at a price equal to 101% of the principal amount prepaid, plus accrued interest. The Revolving Credit Facility has a commitment termination date of August 22, 2015 and a maturity date of August 22, 2016.

Scheduled Amortization—The following table sets forth the scheduled amortization on the Term Loan Facility:

Date	Scheduled Amortization Amount
August 22, 2013	$150 million
August 22, 2014	$150 million
August 22, 2015	$150 million
Maturity Date (August 22, 2016)	Outstanding Balance

Any outstanding balance on the Revolving Credit Facility as of the commitment termination date is repayable ratably over the final 12 months until the maturity date.

Mandatory Prepayments—Under certain conditions, the Term Loan Facility is subject to mandatory prepayments including if (i) the amount of the outstanding loans under the facility exceeds the borrowing base, as defined in the credit agreement, and we are unable to present a reasonably feasible plan to cure such deficiency within 30 business days, then we must prepay the loans in such amounts as necessary to correct such deficiency; (ii) the borrowing base coverage, as defined in the credit agreement, becomes less than 150%, then we must prepay the loan using excess cash flows (if such amounts plus any proceeds referenced in clauses (iii) and (iv) below equal or exceed $20 million) until such coverage is at least 150%; (iii) we incur certain additional indebtedness (other than permitted indebtedness), then the proceeds must be used to prepay our loan; and (iv) the proceeds from the sale of any investment or collateral (if such proceeds plus the amounts referenced in clauses (ii) and (iii) above equal or exceed $20 million), specified percentages of the proceeds must be used to prepay the loan.

Interest—The Term Loan Facility bears interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 1.25% per annum, plus 4.25%. As of September 30, 2012, the interest rate on our Term Loan Facility was 5.5%. The Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.

Fees—We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of September 30, 2012, the availability under our Revolving Credit Facility was $250 million.

Security and Ranking—The Term Loan Facility and Revolving Credit Facility are senior obligations of ours and each is secured by a first priority lien (subject to certain permitted liens) on different non-securitized assets and a separate second lien on the assets in which the other facility has a first lien. The facilities also have a pari passu first priority lien on most of our remaining non-securitized assets. J.P. Morgan Chase Bank, N.A. serves as the collateral agent for the secured parties under a collateral agency and intercreditor agreement.

Covenants—The Term Loan Facility includes a financial covenant that requires us to maintain a 100% borrowing base coverage. The Revolving Credit Facility has financial covenants that require us to maintain a (i) maximum total leverage ratio not to exceed 0.75:1.00, (ii) 100% borrowing base coverage and (iii) minimum adjusted EBITDA for American Capital, LLC. We are also subject to additional covenants, including without limitation, restrictions on our ability to incur additional debt and liens, make certain acquisitions and investments, pay cash dividends, repurchase common stock, seek to become a regulated investment company and change our regulatory status as a BDC. We are permitted though under the facilities to pay cash dividends if, on the date of such payment and after giving effect thereto, there are no defaults outstanding under the facilities and our borrowing base coverage is at least 150%. As of September 30, 2012, we were in compliance with all of the covenants under the Term Loan Facility and the Revolving Credit Facility.

Events of Default—The Term Loan Facility and the Revolving Credit Facility generally include usual and customary events of default for facilities of their nature, including without limitation, the occurrence of a payment or covenant default, any unremedied borrowing base deficiency, a cross default to the other facility, the cross acceleration of debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or American Capital, LLC, the failure by us to conduct our asset management business through American Capital, LLC, one or more judgments in excess of an aggregate $50 million and a change of control.

Asset Securitizations

Under the terms of each of our asset securitizations, if any loan collateral in the trust becomes a defaulted loan (as defined in the applicable transfer and servicing agreement for such asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are to be used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2012, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2012, our asset securitizations, which had an outstanding balance of $206 million, were secured by portfolio investments and assets with a fair value of approximately $0.9 billion. On April 25, 2012, the notes issued by ACAS Business Loan Trust 2004-1 were paid off in full.

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

As of September 30, 2012, we had interest rate swap agreements that had a net fair value liability of $30 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions in the event of default under certain conditions. As of September 30, 2012, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of September 30, 2012, our NAV was $17.39 per share and our closing market price was $11.35 per share.

During the third quarter of 2011, our Board of Directors adopted a program that may provide for repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended September 30, 2012, we made open market purchases of 11.4 million shares, or $125 million, of our common stock at an average price of $10.99 per share. During the nine months ended September 30, 2012, we made open market purchases of 26 million shares, or $259 million, of our common stock at an average price of $9.95 per share.

Commitments

As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $67 million to 16 portfolio companies, with $8 million and $10 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital, LLC, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2012, loans on non-accrual status for 22 portfolio companies had a cost basis and fair value of $370 million and $252 million, respectively.

As of September 30, 2012 and December 31, 2011, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	September 30, 2012	December 31, 2011
Current	$1,744	$2,304
0 - 30 days past due	—	16
31 - 60 days past due	—	3
61 - 90 days past due	—	—
Greater than 90 days past due	9	3
Total past due accruing loans at cost	9	22
Non-accruing loans at cost	370	419
Total loans at cost	$2,123	$2,745
Non-accruing loans at fair value	$252	$219
Total loans at fair value	$2,016	$2,518
Non-accruing loans at cost as a percent of total loans at cost	17.4%	15.3%
Non-accruing loans at fair value as a percent of total loans at fair value	12.5%	8.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	68.1%	52.3%

We believe that principal and interest collection is probable for our past due accruing loans. Non-accruing loans at cost decreased $49 million from December 31, 2011 to September 30, 2012 primarily due to approximately $82 million of loan restructurings, exits and write-offs and $37 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $82 million of loans placed on non-accrual status due to weaker portfolio company performance.

During the third quarter of 2012, we recapitalized one portfolio company by exchanging our loans for preferred equity securities that had a cost basis and fair value of $2 million. During the second quarter of 2012, we recapitalized one portfolio company by exchanging our loans for preferred equity securities that had a cost basis and fair value of $38 million. During the first quarter of 2012, we recapitalized two portfolio companies by exchanging our loans for common equity securities that had a cost basis of $20 million and a fair value of $17 million.

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

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended September 30, 2012:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	Pre- 2001		2001	2002		2003		2004		2005		2006		2007		2008		2011		2012		Pre-2001 - 2012 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	8.2%		18.1%	8.1%		20.5%		13.5%		12.6%		10.6%		(3.6%)		7.6%		24.4%		11.9%		8.7%
IRR of Exited Investments(3)	9.2%		18.6%	9.7%		20.0%		16.7%		21.9%		7.3%		(6.5%)		3.7%		35.1%		N/A		10.1%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	6.2%		46.4%	11.2%		27.9%		26.1%		11.4%		14.9%		(7.7%)		19.8%		31.4%		N/A		11.2%
IRR of Exited Equity Investments Only(3)(4)(5)	10.9%		46.4%	21.4%		36.7%		49.0%		50.8%		11.5%		9.5%		35.3%		35.1%		N/A		26.8%
IRR at Fair Value of All One Stop Buyout® Investments(2)	1.8%		17.1%	10.6%		19.1%		15.9%		28.5%		12.9%		2.5%		15.3%		—%		N/A		13.7%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	10.0%		N/A	(0.4%)		17.8%		7.0%		24.0%		11.6%		0.1%		15.4%		—%		N/A		11.3%
IRR of Exited One Stop Buyout® Investments(3)	1.4%		17.1%	14.7%		16.3%		26.0%		30.5%		10.6%		14.9%		13.9%		N/A		N/A		15.3%
Committed Investments(7)	$1,065		$376	$966		$1,436		$2,267		$4,856		$5,267		$7,495		$1,039		$137		$22		$24,926
Total Exits and Prepayments of Committed Investments(7)	$999		$367	$836		$1,267		$1,987		$2,597		$4,243		$5,132		$503		$40		$—		$17,971
Total Interest, Dividends and Fees Collected	$408		$148	$349		$456		$697		$1,223		$1,277		$1,249		$358		$11		$—		$6,176
Total Net Realized (Loss) Gain on Investments	$(135)		$(23)	$(118)		$143		$16		$375		$(306)		$(1,131)		$(115)		$9		$—		$(1,285)
Current Cost of Investments	$74		$4	$114		$162		$271		$1,971		$916		$1,991		$349		$70		$21		$5,943
Current Fair Value of Investments	$34		$—	$80		$339		$192		$2,016		$1,039		$1,201		$316		$71		$21		$5,309
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.6%		—%	1.5%		6.4%		3.6%		38.0%		19.6%		22.6%		6.0%		1.3%		0.4%		100.0%
Net Unrealized (Depreciation) Appreciation	$(40)		$(4)	$(34)		$177		$(79)		$45		$123		$(790)		$(33)		$1		$—		$(634)
Non-Accruing Loans at Cost	$—		$—	$26		$—		$30		$58		$47		$187		$22		$—		$—		$370
Non-Accruing Loans at Fair Value	$—		$—	$15		$—		$9		$40		$17		$147		$24		$—		$—		$252
Equity Interest at Fair Value(4)	$8		$—	$—		$302		$117		$1,654		$501		$365		$104		$5		$—		$3,056
Debt to Adjusted EBITDA(8)(9)(10)(11)(14)	7.0		NM	12.3		3.0		5.0		1.8		4.1		6.2		5.8		5.4		6.7		4.3
Interest Coverage(10)(11)(14)	1.8		NM	1.3		3.6		2.7		4.9		2.8		2.2		2.4		1.9		4.3		3.3
Debt Service Coverage(10)(11)(14)	1.8		NM	1.3		3.2		1.9		0.5		2.4		2.0		2.1		1.7		3.8		1.7
Average Age of Companies(11)(14)	40	yrs	—	28	yrs	40	yrs	52	yrs	16	yrs	38	yrs	31	yrs	18	yrs	25	yrs	31	yrs	28	yrs
Diluted Ownership Percentage(4)(15)	66%		—%	—%		56%		80%		91%		46%		60%		55%		25%		—%		74%
Average Revenue(11)(12)(14)	$50		$—	$42		$225		$67		$168		$170		$197		$84		$152		$261		$167
Average Adjusted EBITDA(8)(11)(14)	$5		$—	$8		$49		$14		$71		$44		$36		$19		$43		$84		$46
Total Revenue(11)(12)	$83		$216	$76		$1,509		$365		$1,300		$3,031		$4,563		$1,186		$441		$557		$13,327
Total Adjusted EBITDA(8)(11)	$7		$2	$11		$211		$56		$301		$425		$734		$206		$145		$176		$2,274
% of Senior Loans(10)(11)(13)	75%		—%	59%		—%		27%		36%		19%		60%		30%		38%		100%		42%
% of Loans with Lien(10)(11)(13)	100%		—%	100%		100%		100%		97%		94%		89%		67%		38%		100%		72%

Majority Owned Portfolio Companies (“MOPC”)(6)	Pre-2001 - 2012 Static Pools Aggregate
Total Number of MOPC	44
Total Revenue(12)	$3,221
Total Gross Profit(12)	$1,612
Total Adjusted EBITDA(8)	$716

Total Capital Expenditures(12)	$105
Total Current ACAS Investment in MOPC at Fair Value	$3,460
Total Current ACAS Investment in MOPC at Cost Basis	$3,240
Total Current ACAS Debt Investment in MOPC at Fair Value	$1,264
Total Current ACAS Debt Investment in MOPC at Cost Basis	$1,341
Diluted Ownership Percentage of ACAS in MOPC(15)	72%

Total Cash(16)	$205
Total Assets(16)	$4,403
Total Debt(16)	$3,484
Total Third-party Debt at Cost(16)	$1,707
Total Shareholders' Equity(16)(17)	$3,214
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

9)	For portfolio companies with a nominal Adjusted EBITDA amount, the portfolio company's maximum debt leverage is limited to 15 times Adjusted EBITDA.

10)	Excludes investments in which we own only equity.

11)	Excludes investments in Structured Products and managed funds.

12)	For the most recent twelve months, or when appropriate, the forecasted twelve months.

13)	As a percentage of our total debt investments.

14)	Weighted average based on fair value.

15)	Weighted average based on fair value of equity investments.

16)	As of the most recent month end available.

17)	Calculated as the estimated enterprise value of the MOPC's less the cost basis of any outstanding debt of the MOPC's.

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

As of September 30, 2012, approximately 49% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 18% were at variable rates with interest rate floors, primarily one-month LIBOR, 9% were at variable rates with no interest rate floors and 24% were on non-accrual status. Additionally, approximately 26% of our borrowings bear interest at variable rates with no interest rate floors and 74% bear interest at variable rates with a 1.25% interest rate floor. The one-month LIBOR rate was 0.2% as of September 30, 2012.

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

Based on our September 30, 2012 consolidated balance sheets, the following table shows the annual impact on net operating income and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings
Up 400 basis points	$19	$26	$(7)	$11	$4
Up 300 basis points	$12	$18	$(6)	$9	$3
Up 200 basis points	$7	$10	$(3)	$5	$2
Up 100 basis points	$2	$2	$—	$3	$3
Down 100 basis points	$—	$—	$—	$(1)	$(1)
Down 200 basis points	$—	$—	$—	$(1)	$(1)
Down 300 basis points	$—	$—	$—	$(1)	$(1)
Down 400 basis points	$—	$—	$—	$(1)	$(1)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and nine months ended September 30, 2012, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized appreciation of $29 million and net unrealized depreciation of $9 million, respectively. This is primarily as a result of changes in the Euro and U.S. dollar exchange rates.

As of September 30, 2012, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of September 30, 2012. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $28 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2012, the fair value of all our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could have significantly affected the internal controls over financial reporting during the third quarter of 2012.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as described below.

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

Risks Related to Liquidity and Capital Resources

Our secured borrowing arrangements impose significant limitations on us

The loans under the Term Loan Facility may only be refinanced at a lower rate, in full or in part, prior to August 22, 2013 for an amount equal to 101% of the principal prepaid plus accrued interest. In addition, our secured term loans have scheduled amortization and mandatory prepayments in the event of a borrowing base deficiency or the issuance of new debt, and in certain cases, if there are realized proceeds from a portfolio company exit or excess cash flow. The loans under the Revolving Credit Facility are also subject to scheduled amortization after the three year revolving period and mandatory prepayments in the event of a borrowing base deficiency.

The Term Loan Facility and the Revolving Credit Facility have covenants that in certain circumstances limit our ability to incur additional debt and liens, pay cash dividends, repurchase common stock, dispose of assets and make new investments and acquisitions. We are also prohibited from seeking to become a regulated investment company and changing our regulatory status as a BDC. Both facilities require us to maintain a100% borrowing base coverage. The Revolving Credit Facility also includes other financial covenants that require us to maintain a maximum total leverage ratio not to exceed 0.75:1.00 and minimum adjusted EBITDA for American Capital, LLC. There can be no assurance that we will be able to maintain compliance with each of these covenants and a failure to do so could result in an event of default under the facilities. Other events of default under the Term Loan Facility and the Revolving Credit Facility include without limitation, a payment default, an unremedied borrowing base deficiency, a cross default to our other facility, the cross acceleration of any debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or American Capital, LLC, the failure by us to conduct our asset management business through American Capital, LLC, one or more judgments in excess of an aggregate $50 million and a change of control. The occurrence of an event of default under the facilities could have a material adverse effect on our business, financial condition and results of operations.

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

Our interest rate swap agreements contain covenants that place limitations on us

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. Our interest rate swap agreements contain various events of default, including in certain cases an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness. Certain of our interest rate swap agreements also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness, as applicable, is accelerated. An event of default under certain of our interest rate swap agreements could also trigger a default under our secured debt facilities if such agreements are terminated early and would result in an aggregate amount due at such time in excess of $50 million. Some of our interest rate swap agreements are secured by first and second priority liens (subject to certain permitted liens) on substantially all of our non-securitized assets pari passu with the Term Loan Facility and, in certain cases, also the Revolving Credit Facility. The remaining interest rate swap agreements are secured by a first priority lien (subject to certain permitted liens) on our securitized assets pari passu with our securitized debt. Thus, if we violate the covenants in any of the interest rate swap agreements, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. The following table provides information for the quarter ended September 30, 2012, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
August 2, 2012 through August 31, 2012	11.2	$10.99	11.2	N/A
September 4, 2012	0.2	$11.05	0.2	N/A
Third Quarter 2012	11.4	$10.99	11.4	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program described above, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

*10.1.
Senior Secured Term Loan Credit Agreement, dated as of August 22, 2012, among American Capital, Ltd., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, BMO Capital Markets Corp. and UBS Securities LLC, as Syndication Agents, Joint Bookrunners and Joint Lead Arrangers, and Citibank, N.A., Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA, as Managing Agents, incorporated herein by reference to Exhibit 2.k.1 of Form N-2 (File No. 333-183926), filed September 14, 2012.

*10.2.
Senior Secured Revolving Credit Agreement, dated as of August 22, 2012, among American Capital, Ltd., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, BMO Capital Markets Corp. and UBS Securities LLC, as Syndication Agents, Joint Bookrunners and Joint Lead Arrangers, and Bank of America, N.A., Citibank N.A., Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA, as Managing Agents, incorporated herein by reference to Exhibit 2.k.2 of Form N-2 (File No. 333-183926), filed September 14, 2012.

*10.3.
Collateral Agency and Intercreditor Agreement, dated as of August 22, 2012, among American Capital, Ltd. and JPMorgan Chase Bank, N.A., as Revolver Representative, Term Loan Representative and Collateral Agent, incorporated herein by reference to Exhibit 2.k.3 of Form N-2 (File No. 333-183926), filed September 14, 2012.

*10.4.
Guarantee and Security Agreement, dated as of August 22, 2012, made by American Capital, Ltd. in favor of JPMorgan Chase Bank, N.A, as Collateral Agent, incorporated herein by reference to Exhibit 2.k.4 of Form N-2 (File No. 333-183926), filed September 14, 2012.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting

Date: November 5, 2012