Form 10-K
period 2012-12-31
AMERICAN CAPITAL, LTD
filed 2013-03-01
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒
As of June 30, 2012, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $3.1 billion based upon a closing price of the Registrant's common stock of $10.06 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 1, 2013, there were 310,409,083 shares of the Registrant's common stock legally outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.
________________________________________________________________________________________________________________________

PART I.

Item 1.	Business

General

American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded private equity firm and global asset manager. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate and structured products. We primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“One Stop Buyouts®”) or sponsored by other private equity funds (“Sponsor Finance Investments”) and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. We manage $18.6 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $117 billion of total assets under management (including levered assets). Our alternative asset fund management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“American Capital Asset Management”). In January 2013, we changed the name of American Capital, LLC to American Capital Asset Management, LLC. American Capital Asset Management manages the following alternative asset funds through various subsidiaries: European Capital Limited (“European Capital”), American Capital Agency Corp. (“Nasdaq: AGNC”), American Capital Mortgage Investment Corp. (“Nasdaq: MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”) and ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”). We also invest in funds managed by affiliated managers.

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

We are taxed as a corporation and pay federal and applicable state corporate taxes on our taxable income. From 1997 through the tax ended September 30, 2010, we were taxed as a regulated investment company (“RIC”) as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we were not subject to federal income tax on the portion of our taxable income and capital gains we distributed to our shareholders, but we were also not able to carry forward net operating losses (“NOL”) from year to year. Beginning with our tax year ended September 30, 2011, our status changed from a RIC subject to taxation under Subchapter M to a corporation subject to taxation under Subchapter C. Under Subchapter C, we are able to carry forward any NOLs historically incurred to succeeding years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute.

American Capital Investment Portfolio

We invest in senior debt, mezzanine debt and equity of middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. We also invest in alternative asset funds managed by us and in structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities, collateralized debt obligation (“CDO”) securities and commercial mortgage backed securities (“CMBS”). Our wholly-owned portfolio company, European Capital, makes similar investments in Europe. Currently, we will invest up to $500 million in a single middle market company in North America and $200 million in a fund managed by us.

Over the last three years, we have committed $1,270 million of capital to new investments, comprised of $923 million of debt securities, $338 million of equity securities and $9 million of Structured Products investments. Of the $1,270 million of new investment commitments over the last three years, $495 million was committed to new portfolio companies, $386 million was committed to add-on investments in our existing portfolio companies and $389 million was committed to American Capital Asset Management or funds that it manages. Over the last three years, we received over $3.8 billion of cash realizations, comprised of $2.7 billion of debt realizations and $1.1 billion of equity realizations. In addition, over the last three years, our investment portfolio has generated operating revenue, net operating income before income taxes and net earnings of $1.8 billion, $890 million and $3.1 billion, respectively. Over the last three years, our weighted average net earnings return on shareholders' equity was 25.2%.

Since our IPO, we have committed capital of $6.0 billion in equity securities, $17.7 billion in debt securities and $1.7 billion in Structured Products. Since our IPO, we have had over 340 exits and repayments of $18.4 billion, representing 72% of our total capital committed since our IPO, earning a 10% compounded annual return on these investments. Since our IPO, our weighted average net earnings return on shareholders' equity was 4.4%.

Portfolio Composition

As of December 31, 2012, we had investments in 139 portfolio companies totaling $5.3 billion at fair value. As of December 31, 2012, our ten largest investments at fair value were $3.0 billion, or 48% of total assets, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
American Capital Asset Management	Asset Management	Capital Markets	$828	$149
European Capital	European Capital	Diversified Financial Services	809	1,376
Mirion Technologies, Inc.	One Stop Buyouts®	Electrical Equipment	243	100
WRH, Inc.	One Stop Buyouts®	Life Sciences Tools & Services	208	391
SPL Acquisition Corp.	One Stop Buyouts®	Pharmaceuticals	188	169
The Tensar Corporation	Sponsor Finance Investments	Construction & Engineering	170	158
SMG Holdings, Inc.	One Stop Buyouts®	Hotels, Restaurants & Leisure	170	197
Affordable Care Holding Corp.	One Stop Buyouts®	Health Care Providers & Services	166	79
Paradigm Precision Holdings, LLC	One Stop Buyouts®	Aerospace & Defense	147	157
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	111	101
Total			$3,040	$2,877

Our investments can be divided into the following six product lines: (i) One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) Direct and Other Investments, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of December 31, 2012, at fair value, as a percentage of total investments based on these product lines, is shown below:

Structured Products, 5%
Direct and Other, 2%
Asset Management, 16%
One Stop Buyouts®, 47%
European Capital, 15%
Sponsor Finance Investments, 15%

The composition summary of our investment portfolio as of December 31, 2012, at fair value as a percentage of total investments by security type, is shown below:

Structured Products, 5%
Equity Warrants, 1%
Senior Debt, 16%
Common Equity, 34%
Mezzanine Debt, 21%
Preferred Equity, 23%

Other than our investment in European Capital, our investments are primarily in portfolio companies located in the United States. For summary financial information by geographic area, see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K. We have a diversified investment portfolio and do not concentrate in any one or two industry sectors. We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments as of December 31, 2012. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

Other, 12%
Capital Markets, 20%
Life Sciences Tools and Services, 7%
Electrical Equipment, 6%
Health Care Providers and Services, 5%
Commercial Services and Supplies, 5%
Aerospace and Defense, 4%
Pharmaceuticals, 4%
Hotels, Restaurants and Leisure, 4%
Professional Services, 4%
Construction and Engineering, 4%
Health Care Equipment and Supplies, 4%
Internet and Catalog Retail, 3%
Auto Components, 3%
Food Products, 3%
Electronic Equipment, Instruments and Components, 2%
Computers and Peripherals, 2%
Diversified Consumer Services, 2%
Real Estate and Real Estate Investment Trusts, 2%
Building Products, 2%
Energy Equipment and Services, 2%

Private Finance Investments

The majority of our private finance investments have been to either assist in the funding of change of control buyouts of privately held middle market companies or to support the growth or recapitalization of an existing portfolio company. A change of control transaction could be the result of a corporate divestiture, a sale of a family-owned or closely-held business, a going private transaction, the sale by a private equity fund of a portfolio company or an ownership transition. Our financing of a change of control transaction could either be for a One Stop Buyout® or for a Sponsor Finance Investment. In One Stop Buyouts®, we lend senior and mezzanine debt and make majority equity investments. As an investor in Sponsor Finance Investments, we lend senior and mezzanine debt and make minority equity co-investments.

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2012, the weighted average effective interest rate on our private finance debt investments was 11.6%, which includes the impact of non-accruing loans. As of December 31, 2012, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our investment in European

Capital and American Capital Asset Management, was 68%, with a total equity investment at fair value of approximately $1.5 billion.

There is generally no publicly available information about these companies and a primary or secondary market for the trading of these privately issued loans and equity securities generally does not exist. These investments have been historically exited through normal repayment, a change in control transaction or recapitalization of the portfolio company. However, we may also sell our loans or equity investments in non-change of control transactions.

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

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of December 31, 2012, we had board seats at 56 out of 96 of our private finance companies and had board observation rights at certain other private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital Asset Management Investment

Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital Asset Management. In general, a subsidiary of American Capital Asset Management will enter into management agreements with each of its managed alternative asset funds. As of December 31, 2012, our investment in American Capital Asset Management was $149 million at cost basis and $828 million at fair value, or 16% of our total investments at fair value. This discussion of the operations of American Capital Asset Management includes its consolidated subsidiaries. As of December 31, 2012, its earning assets under management totaled $18.6 billion, with $117 billion of total assets under management (including levered assets), including $100 billion of total assets under management at American Capital Agency Corp. (NASDAQ: AGNC) and $8 billion of total assets under management at American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded residential mortgage real estate investment trusts (“REITs”).

American Capital Asset Management had over 80 employees as of December 31, 2012, including seven investment teams with over 25 investment professionals located in Bethesda (Maryland), London and Paris. We have entered into service agreements with American Capital Asset Management to provide it with additional asset management service support. Through these agreements, we provide management and other services to American Capital Asset Management, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital Asset Management a fee for the use of these services. American Capital Asset Management generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the alternative asset funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to American Capital Asset Management's funds under management as of December 31, 2012:

	European Capital	AGNC	MTGE	ACE I	ACE II	ACAS CLO 2007-1	ACAS CLO 2012-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (AGNC)	Publicly Traded REIT - NASDAQ (MTGE)	Private Equity Fund	Private Equity Fund	CLO	CLO
Established	2005	2008	2011	2006	2007	2006	2012
Assets under management	$1.6 Billion	$100.5 Billion	$7.7 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion	$0.4 Billion
Investment types	Senior and Mezzanine Debt, Equity, Structured Products	Agency Securities	Mortgage Investments	Equity	Equity	Senior Debt	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

Under its investment management agreement with European Capital, American Capital Asset Management generally receives an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011 and 2012.

AGNC is a publicly traded REIT, which invests on a leveraged basis primarily in residential mortgage pass-through securities and collateralized mortgage obligations, for which the interest and principal payments are guaranteed by a U.S. government agency or U.S. government-sponsored entity. Its shares are traded on The NASDAQ Global Select Market under the symbol “AGNC.” American Capital Asset Management earns a base management fee of 1.25% of AGNC's shareholders' equity, as defined in the management agreement. The management contract is renewable annually and if AGNC were not to renew the management agreement without cause, it would have to pay a termination fee equal to three times the average annual management fee earned by American Capital Asset Management during the 24-month period immediately preceding the most recently completed month prior to the effective date of termination. If the termination fee were calculated for the period ending December 31, 2012, it would have been $252 million. As of December 31, 2012, AGNC's total shareholders' equity was $10.9 billion.

MTGE is also a publicly traded REIT, which invests in and manages a leveraged portfolio of agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Its shares are traded on The NASDAQ Global Select Market under the symbol “MTGE.” American Capital Asset Management earns a base management fee of 1.50% of MTGE's shareholders' equity, as defined in the management agreement. The management agreement has a current term through August 9, 2014 and is renewable annually thereafter. If MTGE were not to renew the management agreement without cause, it would have to pay a termination fee equal to three times the average annual management fee earned by American Capital Asset Management during the 24-month period immediately preceding the most recently completed month prior to the effective date of termination. If the termination fee were calculated for the period ending December 31, 2012, it would have been $19 million. As of December 31, 2012, MTGE's total shareholders' equity was $926 million.

ACE I is a private equity fund, which was established in 2006 with $1 billion of equity commitments from third-party investors. At the closing of the fund, ACE I used the majority of its committed capital to purchase 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by us between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of distributions to the ACE I investors is recallable for add-on investments. As of December 31, 2012, ACE I investors had invested $1,048 million, received distributions of $919 million, had $582 million in total investments at fair value and had $52 million of recallable distributions available for add-on investments. American Capital Asset Management manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I's assets (as of December 31, 2012, the cost basis of ACE I's assets was $517 million) and 10% to 30% of the net profits of ACE I, subject to certain hurdles (“carried interest”). As of December 31, 2012, American Capital Asset Management has not recorded an accrual related to its carried interest in ACE I.

ACE II is a private equity fund, which was established in 2007 with $585 million of equity commitments from third-party investors. At the closing of the fund, ACE II used the majority of its committed capital to purchase 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million equity commitment is being used to fund add-on investments in the 80 portfolio companies. As of December 31, 2012, ACE II investors had invested $509 million, received distributions of $341 million, had $253 million in total investments at fair value and had $76 million of remaining equity commitments available for future add-on investments or cost contributions. American Capital Asset Management manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II's assets (as of December 31, 2012, the cost basis of ACE II's assets was $272 million) and a 10% to 35% carried interest, subject to certain hurdles. As of December 31, 2012, American Capital Asset Management has not recorded an accrual related to its carried interest in ACE II.

In April 2007, ACAS CLO 2007-1 completed a $400 million securitization that invests in broadly syndicated and middle market commercial senior loans. American Capital Asset Management manages ACAS CLO 2007-1 in exchange for a base management fee of 0.68% of ACAS CLO 2007-1's assets and a 20% carried interest, subject to certain hurdles.

In September 2012, ACAS CLO 2012-1 completed a $362 million securitization that invests in broadly syndicated commercial senior loans. American Capital Asset Management manages ACAS 2012-1 in exchange for a base management fee of 0.42% of ACAS CLO 2012-1's total assets and a 20% carried interest, subject to certain hurdles. A subsidiary of American Capital Asset Management also purchased 70% of the non-rated equity tranche of subordinated notes in ACAS CLO 2012-1 for $30 million.

European Capital Investment

European Capital is a wholly-owned investment fund incorporated in Guernsey. European Capital invests in One Stop Buyouts®, Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of December 31, 2012, 99.5% of European Capital's assets are invested in portfolio companies headquartered in countries with AA rating or better based on Standard & Poor's ratings. As of December 31, 2012, European Capital's NAV at fair value was $931 million. As of December 31, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $700 million, respectively, and a debt investment with a fair value and cost basis of $109 million. As of December 31, 2012, we valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for a further discussion of our valuation of European Capital.

Structured Products Investments

Our Structured Products investments consist of investments in CLO, CDO and CMBS securities. Our Structured Products investments are generally in non-investment grade securities. Non-investment grade tranches have a higher risk of loss, but are expected to provide a higher yield than investment grade securities. We may also make select investments in investment grade tranches if the expected returns meet our overall portfolio targeted returns. We invest in Structured Products with the intention of holding them until maturity. An active market generally does not exist for most of the non-investment grade tranches of Structured Products in which we invest.

Our investments in CLO securities are generally secured by diverse pools of commercial corporate loans. Our investments are in 27 CLO funds managed by 19 separate portfolio managers. We also invest in CDO securities, which are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. Certain of our commercial CLO investments are in a joint venture portfolio company. As of December 31, 2012, our investment in CLO and CDO securities was $210 million at cost and $229 million at fair value, or 4% of our total investments.

Our investments in CMBS bonds are secured by diverse pools of commercial mortgage loans. As of December 31, 2012, our total investment in CMBS bonds was $175 million at cost and $18 million at fair value, or less than 1% of our total investments.

Business Actions and Strategy

During the ten years following our 1997 IPO, our common stock generally traded at a premium to our NAV. However, since 2009, our common stock has generally traded at a discount to our NAV. This low stock valuation has had an adverse impact on our shareholders and our ability to raise capital at an attractive cost, among other consequences. The situation may be attributable to numerous factors including our financial performance during the recession, general market conditions and investor expectations with regard to future events and performance. There are a number of actions that we have taken and plan to take that are intended to improve our business, deliver attractive returns to our shareholders and improve our stock valuation. These actions include working to increase the value of our private finance equity investments and our equity investment in European Capital, generating earnings that utilize our NOLs, making appropriate investments in existing portfolio companies, making investments in attractive new portfolio companies, developing our asset management business, repurchasing shares of our common stock when they trade below NAV and paying a dividend when we trade above NAV.

In addition to these actions, we have undertaken a process to evaluate our corporate structure and the various legal, regulatory, tax and accounting regimes under which we operate for the purpose of determining whether they are the optimum means for the operation and capitalization of our business. Our change in 2011 from a RIC to a taxable company, which has allowed us to carry forward NOLs from past periods and to shelter a significant amount of future income from taxation, as well as retain our earnings, which we could not do if we were a RIC, is an illustration of how we can be affected by these regimes in ways that may or may not be in the interests of all of our shareholders. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in the spinning out to our shareholders an externally managed debt focused BDC, changes in our corporate form, termination of our election to be regulated as a BDC, our conversion from an investment company to an operating company or other fundamental changes. We may conclude, for example, that it would be preferable to purchase and operate businesses as an operating company rather than invest in One Stop Buyouts® as an investment company. If we made that decision, we might also conclude that it would be preferable to continue to invest in debt and minority equity in change of control transactions sponsored by other private equity firms through a BDC. Any such changes would be made with the primary intention of promoting shareholder value. Such changes could result in a change in how we account for our investments and our assets, including the consolidation of certain majority owned companies with which we do not now consolidate as an investment company.

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

Operating History. We generally focus on middle market companies that have been in business over ten years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2012, our current private finance portfolio companies had an average age of 26 years with average revenue and average adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the latest available twelve month period of $162 million, and $44 million, respectively. Adjusted EBITDA may reflect certain adjustments to the reported EBITDA of a portfolio company for non-recurring, unusual or infrequent items or other pro-forma items or events to normalize current earnings which a buyer may consider in a change in control transaction.

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

Structured Products Criteria. We receive extensive information from the issuer regarding their track record and the collateral pool. We underwrite the manager and the collateral securing our investment as appropriate.

Fund Investment Criteria. We receive extensive information from the manager regarding their track record and the investment thesis. We assess the ability to raise capital with the manager and underwrite the manager and the investment strategy as appropriate.

Institutional Approach to Investing

We have built an institution with a leading capability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. Our dedicated teams of investment professionals are the cornerstone of our institution. We have also created an extensive support structure that provides in-house due diligence, operational, legal and human resources support to our investment professionals and to our portfolio company, American Capital Asset Management. The following are the key functional teams that execute our alternative asset management business.

Investment Teams: As of December 31, 2012, we had 24 Investment Teams with over 65 professionals located in our six offices in the United States, excluding investment teams and professionals of American Capital Asset Management. The Investment Teams originate, review and screen investment opportunities, conduct business, management and operations due diligence, prepare investment committee reports and models, make recommendations to the investment committee, execute investments, represent us on the boards of directors of portfolio companies, assist in monitoring and valuing of investments and manage acquisitions, divestures and exiting of investments. Our Investment Teams are organized so that each team focuses on a specific investment strategy and work cooperatively to share expertise. Our Investment Teams include:

•
American Capital Buyout: A 21-person team that implements One Stop Buyouts® of middle market companies including corporate divestitures, acquisitions of portfolio companies from private equity funds, acquisitions of family-owned or closely held businesses, going private transactions and ownership transitions. They originate senior and mezzanine debt and equity in American Capital controlled buyouts.

•
Sponsor Finance: A 13-person team that makes senior and mezzanine debt investments and equity co-investments in Sponsor Finance Investments. In addition, they make senior and mezzanine debt and equity investments in privately and publicly-held middle market companies.

•
Special Situations: A 5-person team that implements One Stop Buyouts®, Sponsor Finance Investments and other direct investments in distressed companies, companies undergoing turnarounds, bankruptcy auctions, debtor-in-possession, exit financing and other special situations in middle market companies. They make senior and mezzanine debt and equity investments.

•
Technology Investment: A 4-person team that implements our One Stop Buyouts®, Sponsor Finance Investments and other direct investments in technology companies. They will invest in various technology sectors including networking, software, communications, enterprise data, new media, consumer technologies and industrial technology. They make senior and mezzanine debt and equity investments.

•
Commercial Mortgage Asset Management: A 5-person team that invests in commercial mortgages and related assets. The team also participates in underwriting, due diligence and financing of real estate owned by our portfolio companies.

•
Collateralized Loan Obligation: A 7-person team that has responsibility for our investments in and manages senior loan collateral for third-party investors through structured finance products such as a CLO. The team invests in middle market senior loans originated through our various Investment Teams and also by purchasing rated, broadly syndicated commercial senior debt. They also invest in non-rated tranches of CLOs managed by other third-party fund managers.

Operations Team: A 13-person team with expertise in manufacturing services, consumer products, financial services, energy services, supply chain management, outsourcing and technology. The Operations Team includes seven former CEOs and presidents, one former COO and four supply chain and outsourcing specialists. The Operations Team conducts operational due diligence on prospective portfolio companies and reports and makes recommendations to our investment committee. The team will also assist portfolio companies post close with operational improvement. If we have a portfolio company that is underperforming, the Operations Team will work closely with the portfolio company to improve performance by providing interim leadership at the portfolio company and to identify business actions to help improve performance. The team will provide hands-on assistance to reduce costs, systemize sales and marketing, develop and align business plans, grow the business and strengthen management talent at the portfolio company.

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

Financial Accounting and Compliance Team (“FACT”): A 27-person team of valuation and audit professionals. FACT is responsible for providing pre- and post-investment financial due diligence, portfolio monitoring and quarterly valuations of portfolio company investments. FACT assists our Investment Teams in conducting extensive financial, accounting, tax and information technology due diligence of each target investment company, which includes one or more on-site visits, a review of the portfolio company's historical and prospective financial information, and identifying and confirming pro-forma financial adjustments. FACT also monitors the existing portfolio investments by gathering, inputting into an automated database, analyzing and regularly reviewing monthly financial information and other materials to assess financial performance as well as to ensure compliance with loan covenants. Also, FACT, with the assistance of our Investment Teams and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each portfolio company investment.

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

Legal and Compliance Team: A 21-person team that provides legal support on corporate, capital raising and investing matters, is involved in regular reporting and special communications with our shareholders and regulatory bodies and manages the outside law firms that provide transactional, litigation and regulatory services to us. In addition, as required by the Securities and Exchange Commission (“SEC”), we have appointed a Chief Compliance Officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities.

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

Information Technology Team: A 27-person team that assists all departments in researching, developing, implementing and maintaining communication and technological resources for our multi-office operations, including highly specialized systems for the input, processing and reporting of data.

Investment Process

Investment Sourcing and Screening: We have a multi-disciplined approach to reach diverse channels of deal sources. Our Investment Teams target a referral network comprised of investment bankers, private equity firms, mezzanine debt funds, trade organizations, commercial bankers, attorneys and business and financial brokers. We developed and maintain a proprietary industry-wide database of reported middle market transactions, which enables us to monitor and evaluate the middle market investing environment. This database is used to help us assess whether we are penetrating our target markets and to track terms and pricing. Our financial professionals review financing memorandums and private placement memorandums sourced from this referral network in search of potential buyout or financing opportunities. Our Investment Teams undertake a preliminary evaluation and analysis of potential investment opportunities to determine whether or not they meet our criteria based upon the limited information received in these early stages of the investment process. For investment opportunities that pass an initial screening process, our Investment Teams prepare an initial investment thesis and analysis that is presented to an internal Investment Committee, which includes representatives of our senior officers depending on the nature of the proposed investment, for approval to proceed further.

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

Competition

We compete with strategic buyers, private equity funds, mezzanine debt funds and other buyers and financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors are substantially larger and have considerably greater financial resources than we do. Competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814, and our telephone number is (301) 951-6122. In addition to our executive offices, we or subsidiaries of our wholly-owned portfolio company American Capital Asset Management, maintain offices in New York, Chicago, Dallas, Boston, Annapolis, London and Paris.

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

Employees

As of December 31, 2012, we employed 256 full-time employees compared to 249 and 242 full-time employees as of December 31, 2011 and 2010, respectively. We believe that we have excellent relations with our employees.

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

Leverage

The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock, subject to certain limitations under the 1940 Act. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2012, our asset coverage was 801%.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below 200% at the time of the distribution after deducting the amount of such dividend.

Issuance of Stock

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2012, our NAV was $17.84 per share and our closing market price was $12.02 per share. As of the date of this filing, we do not have any authorization to issue shares of our common stock below our NAV per share.

Investment Objectives

Our primary business objectives are to increase our net earnings and NAV by investing in senior and mezzanine debt and equity securities of private companies and alternative asset funds managed by American Capital Asset Management with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

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

We have loans to and investments in middle market borrowers who may default on their loans and we may lose our investment

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

Non-accruing loans adversely affect our results of operations and financial condition and could result in further losses in the future

As of December 31, 2012 and 2011, our non-accruing loans at cost totaled $260 million and $419 million, or 12.9% and 15.3% of our total loans at cost, respectively. Non-accruing loans adversely affect net income in various ways. While we incur interest expense to fund non-accruing loans, no interest income is recorded on non-accruing loans, thereby adversely affecting income and returns on assets and equity. There is no assurance that we will not experience further increases in non-accruing loans in the future, or that non-accruing loans will not result in further losses to come.

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

Our ability to recognize the benefits of our deferred tax asset is dependent on future taxable income and could be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Code

We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered more likely than not to be realized. Otherwise, a valuation allowance is applied against the deferred tax asset. Assessing the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and the amount or character of taxable income differ significantly from estimates, our ability to realize the deferred tax asset could be impacted. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

Additionally, under Sections 382 and 383 of the Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of certain tax attributes including net operating loss carryforwards, capital loss carryforwards, unrealized built-in losses and tax credits arising before the “ownership change.” Such tax attributes represent substantially all of our deferred tax assets. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the tax attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our common stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments. This limitation could accelerate our cash tax payments and could result in a significant portion of our deferred tax asset expiring before we could fully use them. On April 27, 2012, we amended our Certificate of Incorporation to impose certain restrictions on the transfer of our common stock. These restrictions reduce, but do not eliminate, the risk of an “ownership change.”

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

A change in interest rates may adversely affect our profitability

Because we have funded a portion of our investments with borrowings, our earnings are affected by the spread between the interest rate on our investments and the interest rate at which we borrowed funds. We have attempted to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We have entered into interest rate basis swap agreements to match the interest rate basis of a portion of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Therefore, payments under the hedges are recorded in net realized (loss) gain in our consolidated statements of operations in this Annual Report on Form 10-K and not in interest income or expense.

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

Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data for additional information on interest rate swap agreements.

A change in currency exchange rates may adversely affect our profitability

We have or may make investments in debt instruments that are denominated in currencies other than the U.S. dollar. In addition, we have or may make investments in the equity of portfolio companies whose functional currency is not the U.S. dollar. Our domestic portfolio companies may also transact a significant amount of business in foreign countries and therefore their profitability may be impacted by changes in foreign currency exchange rates. The functional currency of one of our largest portfolio companies, European Capital, is the Euro. European Capital also has investments in other European currencies, including the British Pound. As a result, an adverse change in currency exchange rates may have a material adverse impact on our business, financial condition and results of operations.

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

Risks Related to Liquidity and Capital Resources

Our secured borrowing arrangements impose significant limitations on us

The loans under our four-year $600 million secured term loan facility (“Term Loan Facility”) may only be refinanced at a lower rate, in full or in part, prior to August 22, 2013 for an amount equal to 101% of the principal prepaid plus accrued interest. In addition, our secured term loans have scheduled amortization and mandatory prepayments in the event of a borrowing base deficiency or the issuance of new debt, and in certain cases, if there are realized proceeds from a portfolio company exit or excess cash flow. Any loans that may be outstanding under our four-year $250 million secured revolving credit facility (“Revolving Credit Facility”) are also subject to scheduled amortization after the three year revolving period and mandatory prepayments in the event of a borrowing base deficiency.

The Term Loan Facility and the Revolving Credit Facility have covenants that in certain circumstances limit our ability to incur additional debt and liens, pay cash dividends, repurchase common stock, dispose of assets and make new investments and acquisitions. We are also prohibited from seeking to resume our status as a RIC and changing our regulatory status as a BDC. Both facilities require us to maintain a 100% borrowing base coverage. The Revolving Credit Facility also includes other financial covenants that require us to maintain a maximum total leverage ratio not to exceed 0.75:1.00 and minimum adjusted EBITDA for American Capital Asset Management. There can be no assurance that we will be able to maintain compliance with each of these covenants and a failure to do so could result in an event of default under the facilities. Other events of default under the Term Loan Facility and the Revolving Credit Facility include without limitation, a payment default, an unremedied borrowing base deficiency, a cross default to our other facility, the cross acceleration of any debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or American Capital Asset Management, the failure by us to conduct our asset management business through American Capital Asset Management, one or more judgments in excess of an aggregate $50 million and a change of control. The occurrence of an event of default under the facilities could have a material adverse effect on our business, financial condition and results of operations.

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

The 1940 Act limits our ability to issue equity below our NAV per share

As a BDC, the 1940 Act generally limits our ability to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. Since 2008, shares of our common stock have traded below our NAV per share. While our common stock continues to trade at a price below our NAV per share, there are no assurances that we can issue or sell shares of our common stock if needed to fund our business. In addition, even in certain instances where we could issue or sell shares of our common stock at a price below our NAV per share, such issuance could result in dilution in our NAV per share, which could result in a decline of our stock price.

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

Risks Related to Our Investing and Financing Strategy

We have and may incur additional debt that could increase your investment risks

We and certain of our consolidated affiliates have borrowed money or issued debt securities, which give our lenders and the holder of our debt securities fixed dollar claims on our assets or the assets of such consolidated affiliates that are senior to the claims of our shareholders and, thus, our lenders have preference over our shareholders with respect to these assets. In particular, the assets that our consolidated affiliates have pledged to lenders under our asset securitizations were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are the property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those term debt notes. Additionally, we have granted a security interest in substantially all of our other assets to the lenders of our Term Loan Facility and Revolving Credit Facility which impose certain limitations on us.

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 6.1% for the year ended December 31, 2012, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	(15%)	(10%)	(5%)	—%	5%	10%	15%
Corresponding Return to Stockholders(2)	(19%)	(13%)	(7%)	(1%)	5%	11%	16%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

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

We currently have a non-investment grade corporate credit rating and we could experience downgrades

As of December 31, 2012, our corporate credit rating was B2, B+ and B+ by Moody's Investor Services, Standard & Poor's Ratings Services and Fitch Ratings, respectively. Any rating below BBB or Baa2 is considered non-investment grade. A non-investment grade rating in general reduces a company's access to debt capital. If these credit ratings were to be downgraded, our ability to refinance or raise additional debt could be negatively impacted. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

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

Our assets include investments in Structured Products that are subordinate in right of payment to more senior securities

Our assets include subordinated CLO, CDO and CMBS securities, which are subordinated classes of securities in a structure of securities secured by a pool of loans. Accordingly, such securities are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Thus, there is generally only a nominal amount of equity or other debt securities junior to our positions, if any, issued in such structures. Additionally, the estimated fair values of our subordinated interests tend to be much more sensitive to changes in economic conditions than more senior securities.

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

We may issue preferred stock in the future to help finance our business, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

There are conflicts of interest with other funds that we manage

Through our wholly-owned portfolio company, American Capital Asset Management, we manage various funds that may compete with us for investments. Although we have policies in place to seek to mitigate the effects of conflicts of interest, these policies will not eliminate the conflicts of interest that our officers and employees and the officers and employees of our fund managers and affiliates will face in making investment decisions on behalf of American Capital or any other American Capital-sponsored investment vehicles. Further, we do not have any agreement or understanding with our funds that would give us any priority over them in opportunities to invest in overlapping investments. Accordingly, we may compete for access to investments with other funds that we manage.

Risks Related to Our Common Stock

We may not pay any cash dividends

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains beginning with our tax year ended September 30, 2011, and are not subject to the annual distribution requirements under Subchapter M of the Code. We have not paid a cash dividend during the last three fiscal years ended December 31, 2012 and there can be no assurance that we will pay any cash dividends in the future as we may retain our earnings to facilitate the growth of our business, to invest, to provide liquidity, to repurchase our shares or for other corporate purposes.

Future equity issuances may be on terms adverse to shareholder interests

We may issue equity capital at prices below our NAV per share with shareholder approval. As of the date of this filing, we do not have such authorization; however, we may seek such approval in the future or we may elect to conduct a rights offering, which would not require shareholder approval under the 1940 Act. If we issue any shares of common stock below our NAV per share, the interests of our existing shareholders may be diluted. Any such dilution could include a reduction in our NAV per share as a result of the issuance of shares at a price below the NAV per share and a decrease in a shareholder's interest in our earnings and assets and voting interest. As of December 31, 2012, the closing price of our common stock was below our NAV per share.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the hypothetical issuance of 50,000,000 shares of common stock (about 16% of outstanding shares as of December 31, 2012), at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the December 31, 2012 NAV of $17.84 per share.

Assumed Sales price per share below NAV per share(1)	(50%)	(25%)	(20%)	(15%)	(10%)	(5%)
Diluted NAV per share	$16.58	$17.20	$17.33	$17.46	$17.58	$17.71
% Dilution	(7.1%)	(3.5%)	(2.8%)	(2.1%)	(1.4%)	(0.7%)

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

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

We do not own any real estate or other physical properties materially important to our operations. We lease office space in six locations for terms ranging up to eleven years.

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

Quarterly Stock Prices

Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol “ACAS”. As of February 15, 2013, we had 798 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are currently over 114,500 additional beneficial holders of our common stock. During the years ended December 31, 2012 and 2011, we did not declare any dividends on our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the years ended December 31, 2012 and 2011.

	Sales Prices
	High	Low
2012
First Quarter	$9.26	$6.86
Second Quarter	$10.10	$8.16
Third Quarter	$12.00	$9.50
Fourth Quarter	$12.43	$11.12

2011
First Quarter	$9.93	$7.65
Second Quarter	$10.85	$8.60
Third Quarter	$10.29	$6.75
Fourth Quarter	$8.16	$5.98

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. The following table provides information for the quarter ended December 31, 2012, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 5, 2012 through November 16, 2012	6.3	$11.57	6.3	N/A
December 7, 2012 through December 14, 2012	2.5	$12.10	2.5	N/A
Fourth Quarter 2012	8.8	$11.72	8.8	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program described above, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

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

For the three fiscal years ended December 31, 2012, we have not sold any equity securities that were not registered under the Securities Act.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements for a description of our equity compensation plans (shares in millions).

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	58.2	$8.72	1.7
Equity compensation plans not approved by security holders(1)	—	—	—
Total	58.2	$8.72	1.7

(1)	All of our equity compensation plans have been approved by our shareholders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
AMERICAN CAPITAL
S&P 500
S&P 500 FINANCIALS SECTOR INDEX
BDC PEER GROUP

The preceding graph and the following table compares a shareholder's cumulative total return for the last five fiscal years, assuming $100 invested at December 31, 2007, with the reinvestment of all dividends without commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) an index of selected issuers in our BDC Peer group, composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation and Prospect Capital Corporation.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
AMERICAN CAPITAL	$100	$12	$12	$37	$33	$59
S&P 500	100	63	80	92	94	109
S&P 500 FINANCIALS SECTOR INDEX	100	45	52	59	49	63
BDC PEER GROUP	100	67	105	140	127	163

Item 6.Selected Financial Data

AMERICAN CAPITAL, LTD.

Consolidated Selected Financial Data
(in millions, except per share data)

The selected financial data should be read in conjunction with our consolidated financial statements in this Annual Report on Form 10-K and notes thereto.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Total operating revenue	$646	$591	$600	$697	$1,051
Total operating expenses	263	288	396	582	521
Net operating income before income taxes	383	303	204	115	530
Tax benefit (provision)(1)	14	145	—	20	(37)
Net operating income (“NOI”)	397	448	204	135	493
(Loss) gain on extinguishment of debt, net of tax	(3)	—	—	12	—
Net realized (loss) gain(1)	(270)	(310)	(576)	(825)	32
Net realized earnings (loss)	124	138	(372)	(678)	525
Net unrealized appreciation (depreciation)(1)	1,012	836	1,370	(232)	(3,640)
Net increase (decrease) in net assets resulting from operations (“Net earnings (loss)”)	$1,136	$974	$998	$(910)	$(3,115)
		138
Per share data:
NOI:
Basic	$1.24	$1.30	$0.63	$0.56	$2.42
Diluted	$1.20	$1.26	$0.62	$0.56	$2.42
Net earnings (loss):
Basic	$3.55	$2.83	$3.06	$(3.77)	$(15.29)
Diluted	$3.44	$2.74	$3.02	$(3.77)	$(15.29)
Dividends declared(2)	$—	$—	$—	$1.07	$3.09
Balance sheet data:
Total assets	$6,319	$5,961	$6,084	$6,672	$7,910
Total debt	$775	$1,251	$2,259	$4,142	$4,428
Total shareholders’ equity	$5,429	$4,563	$3,668	$2,329	$3,155
NAV per share	$17.84	$13.87	$10.71	$8.29	$15.41
Other data (unaudited):
Number of portfolio companies at period end	139	152	160	187	223
New investments(3)	$719	$317	$234	$109	$2,607
Realizations(4)	$1,498	$1,066	$1,293	$1,143	$2,176
Weighted average effective interest rate on private finance debt investments at period end(5)	11.4%	10.7%	10.2%	9.9%	10.8%
NOI return on average shareholders’ equity(6)	7.7%	10.7%	6.8%	5.5%	9.5%
Net realized earnings return (loss) on average shareholders’ equity(6)	2.5%	3.3%	(12.5%)	(27.8%)	10.1%
Net earnings return (loss) on average shareholders’ equity(6)	22.1%	23.3%	33.5%	(37.3%)	(60.0%)
Assets under management(7)	$116,800	$68,129	$22,645	$14,022	$12,804
Earning assets under management(8)	$18,642	$13,496	$8,989	$8,518	$9,608

(1)
Beginning in 2011, we were no longer taxed as a RIC under Subchapter M of the Code and instead became subject to taxation as a corporation under Subchapter C of the Code. As a result, we recorded a net deferred tax asset of $428 million in 2011 recorded as a deferred tax benefit of $145 million in NOI, $75 million in net realized (loss) gain and $208 million in net unrealized appreciation (depreciation) in our consolidated statements of operations in this Annual Report on Form 10-K. In 2012, we recorded a tax benefit of

$14 million in NOI, $87 million in net realized (loss) gain, $2 million in (loss) gain on extinguishment of debt, net of tax and a tax provision of $82 million in net unrealized appreciation (depreciation) in our consolidated statements of operations in this Annual Report on Form 10-K.

(2)	In 2009, we declared a dividend of $1.07 per share, which was paid part in cash and stock in August 2009.

(3)	New investments include amounts as of the investment dates that are committed.

(4)
Realizations represent cash proceeds received upon the exit of investments including payment of scheduled principal amortization, debt prepayments, proceeds from loan syndications and sales, payment of accrued payment-in-kind (“PIK”) notes, and dividends and payments associated with accreted original issue discounts and sale of equity and other securities.

(5)
Weighted average effective interest rate on private finance debt investments as of period end is computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total debt at amortized cost.

(6)	Return represents net increase or decrease in net assets resulting from operations. Average equity is calculated based on the quarterly shareholders' equity balances.

(7)
Assets under management include both (i) the total assets of American Capital and (ii) the total assets of the funds under management by American Capital Asset Management, excluding any direct investment we have in those funds.

(8)
Earning assets under management include both (i) the total assets of American Capital and (ii) the total third-party earning assets under management by American Capital Asset Management from which the associated base management fees are calculated, excluding any direct investment we have in those funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us, reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately-held securities that require our good faith estimate of fair value, and a change in estimate could affect our NAV; (iv) our investments in securities of privately-held companies may be illiquid, which could affect our ability to realize the investment; (v) our portfolio companies could default on their loans or provide no returns on our investments, which could affect our operating results; (vi) we use external financing to fund our business, which may not always be available; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and NOI; (xi) we cannot incur additional indebtedness unless immediately after a debt issuance we maintain an asset coverage of at least 200%, or equal to or greater than our asset coverage prior to such issuance, which may affect returns to our shareholder; (xii) our common stock price may be volatile; and (xiii) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption “Risk Factors” described in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

American Capital Investing Activity

We primarily invest in senior debt, mezzanine debt and equity of middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. We primarily invest in One Stop Buyouts® or Sponsor Finance Investments and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $500 million in a single middle market company in North America. We also invest in alternative asset funds that we manage and Structured Products.

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

The total fair value of our investment portfolio was $5.3 billion, $5.1 billion and $5.5 billion as of December 31, 2012, 2011 and 2010, respectively. Our new investments totaled $719 million, $317 million and $234 million during the years ended December 31, 2012, 2011 and 2010, respectively. The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date.

The type and aggregate dollar amount of new investments were as follows (in millions):

	2012	2011	2010
One Stop Buyouts®	$301	$1	$—
Sponsor Finance Investments	109	25	—
Investments in managed funds	50	137	75
Direct and other investments	—	15	35
Structured Products	9	—	—
Add-on investment in American Capital Asset Management	116	11	—
Add-on financing for growth and working capital	22	4	2
Add-on financing for acquisitions	19	58	22
Add-on financing for working capital in distressed situations	22	35	38
Add-on financing for recapitalizations, not including distressed investments	71	27	5
Add-on financing for purchase of debt of a portfolio company	—	4	57
Total	$719	$317	$234

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	2012	2011	2010
Principal prepayments	$938	$510	$874
Sale of equity investments	274	394	266
Payment of accrued PIK notes and dividend and accreted original issue discounts	242	108	77
Loan syndications and sales	3	16	40
Scheduled principal amortization	41	38	36
Total	$1,498	$1,066	$1,293

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements in this Annual Report on Form 10-K and the notes thereto.

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of the following three primary elements:

•
The first element is “NOI,” which is primarily the interest, dividends, prepayment fees, finance and transaction fees and portfolio company management fees earned from investing in debt and equity securities and the fees we earn from fund asset management, less our operating expenses and provision for income taxes.

•
The second element is “Net realized gain (loss),” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic interest settlements and termination receipts or payments on derivatives, foreign currency transaction gains or losses and taxes on realized gains or losses.

•
The third element is “Net unrealized appreciation (depreciation),” which is the net change in the estimated fair value of our portfolio investments and of our interest rate derivatives at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate, and taxes on unrealized gains or losses. In addition, our net unrealized depreciation includes the foreign currency translation from converting the cost basis of our assets and liabilities denominated in a foreign currency to the US dollar.

The consolidated operating results were as follows (in millions):

	2012	2011	2010
Operating revenue	$646	$591	$600
Operating expenses	263	288	396
NOI before income taxes	383	303	204
Tax benefit	14	145	—
NOI	397	448	204
Loss on extinguishment of debt, net of tax	(3)	—	—
Net realized loss	(270)	(310)	(576)
Net realized earnings (loss)	124	138	(372)
Net unrealized appreciation	1,012	836	1,370
Net earnings	$1,136	$974	$998

Fiscal Year 2012 Compared to Fiscal Year 2011

Operating Revenue

We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned asset manager, American Capital Asset Management. Operating revenue consisted of the following (in millions):

	2012	2011
Interest income on debt investments	$274	$350
Interest income on Structured Products investments	67	56
Dividend income on private finance portfolio investments	161	106
Dividend income from American Capital Asset Management	83	30
Interest income on bank deposits	1	1
Interest and dividend income	586	543
Portfolio company advisory and administrative fees	16	14
Advisory and administrative services - American Capital Asset Management	20	20
Other fees	24	14
Fee income	60	48
Total operating revenue	$646	$591

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	2012	2011
Debt investments at cost(1)	$2,302	$3,198
Average non-accrual debt investments at cost(2)	$361	$574
Effective interest rate on debt investments	11.9%	11.0%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	11.7%	10.9%
Structured Products investments at cost(1)	$414	$547
Effective interest rate on Structured Products investments	16.2%	10.3%
Debt and Structured Products investments at cost(1)	$2,716	$3,745
Effective interest rate on debt and Structured Products investments	12.6%	10.9%
Average daily one-month LIBOR	0.2%	0.2%
Equity investments - private finance portfolio at cost(1)(3)	$2,124	$2,228
Effective dividend yield on equity investments - private finance portfolio(3)	7.6%	4.7%
Effective dividend yield on equity investments - private finance portfolio, excluding non-accrual prior period adjustments(1)(3)	5.8%	3.1%
Debt, Structured Products and equity investments at cost(1)(3)	$4,840	$5,973
Effective yield on debt, Structured Products and equity investments(3)	10.4%	8.6%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(1)(3)	9.5%	7.9%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in American Capital Asset Management and European Capital.

Debt Investments

Interest income on debt investments decreased by $76 million, or 22%, for the year ended December 31, 2012 over the comparable period in 2011, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $896 million for the year ended December 31, 2012 over the comparable period in 2011 primarily as a result of the repayment or sale of debt investments. In addition, the average non-accrual debt investments outstanding decreased from $574 million during 2011 to $361 million during 2012. As a result of these factors, the effective interest rate on debt investments at cost increased 90 basis points from 11.0% in 2011 to 11.9% in 2012.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the years ended December 31, 2012 and 2011, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $6 million and $2 million, respectively, as a result of debt investments being removed from non-accrual.

Structured Products

Interest income on Structured Products investments increased by $11 million, or 20%, for the year ended December 31, 2012, respectively, over the comparable period in 2011 primarily due to increases in projected cash flows on our CLO investments. Our weighted average Structured Products investments outstanding decreased for the year ended December 31, 2012 over the comparable period in 2011 primarily as a result of the write-off of non-performing CMBS investments. See Note 2—Interest and Dividend Income Recognition policy to our consolidated financial statements in this Annual Report on Form 10-K for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments increased by $55 million, or 52%, for the year ended December 31, 2012 over the comparable period in 2011 primarily due to both an improvement in preferred equity investments that were previously non-accruing and an increase in non-recurring dividends on equity investments. As a result, the monthly weighted average effective dividend yield on equity investments was 7.6% for the year ended December 31, 2012, a 290 basis point increase over the comparable period in 2011.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the year ended December 31, 2012, we recorded additional dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $37 million, which had an approximate 180 basis point impact on the effective dividend yield on equity investments. For the year ended December 31, 2011, we recorded additional dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $36 million, which had an approximate 160 basis point impact on the effective dividend yield on equity investments.

For the year ended December 31, 2012, we recorded $36 million of dividend income for non-recurring dividends on common equity investments compared to $7 million in 2011.

Equity Investments - American Capital Asset Management

Dividend income from American Capital Asset Management increased by $53 million, or 177%, for the year ended December 31, 2012 over the comparable period in 2011 primarily due to an increase in net income of American Capital Asset Management, which was primarily generated from an increase in fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital as a result of follow-on equity offerings. For the years ended December 31, 2012 and 2011, we received an additional $9 million and $11 million, respectively, of dividends from American Capital Asset Management that was recorded as a reduction to our cost basis.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company's management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the years ended December 31, 2012 and 2011 were $16 million and $14 million, respectively.

Advisory and Administrative Services - American Capital Asset Management

We have entered into service agreements with American Capital Asset Management to provide additional asset management service support so that American Capital Asset Management can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the years ended December 31, 2012 and 2011 were $20 million and $20 million, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. Other fees increased by $10 million, or 71%, for the year ended December 31, 2012 over the comparable period in 2011, primarily due to transaction structuring fees generated from the increased volume of One Stop Buyouts® investments in 2012.

Operating Expenses

Operating expenses decreased $25 million, or 9%, for the year ended December 31, 2012, respectively, over the comparable period in 2011. Operating expenses consisted of the following (in millions):

	2012	2011
Interest	$59	$90
Salaries, benefits and stock-based compensation	148	143
General and administrative	56	55
Total operating expenses	$263	$288

Interest

Interest expense for the year ended December 31, 2012 decreased $31 million, or 34%, over the comparable period in 2011. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding for the year ended December 31, 2012 over the comparable period in 2011 as well as a decrease in the amortization of deferred financing costs primarily as a result of unscheduled payments on our secured borrowings during 2011.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	2012	2011
Asset Securitizations:
Cash interest expense	$5	$8
Amortization of deferred financing costs	3	3
Total interest expense	$8	$11

Weighted average interest rate, including amortization of deferred financing costs	2.0%	1.3%
Weighted average interest rate, excluding amortization of deferred financing costs	1.3%	0.9%
Weighted average balance outstanding	$371	$915

Public and Private Borrowings:
Cash interest expense	$43	$59
Amortization of deferred financing costs	8	20
Total interest expense	$51	$79

Weighted average interest rate, including amortization of deferred financing costs	8.7%	10.6%
Weighted average interest rate, excluding amortization of deferred financing costs	7.3%	7.9%
Weighted average balance outstanding	$589	$747

Total Borrowings:
Cash interest expense	$48	$67
Amortization of deferred financing costs	11	23
Total interest expense	$59	$90

Weighted average interest rate, including amortization of deferred financing costs	6.1%	5.5%
Weighted average interest rate, excluding amortization of deferred financing costs	5.0%	4.1%
Weighted average balance outstanding	$960	$1,662

Amortization of deferred financing costs on our public and private borrowings for the year ended December 31, 2012 decreased $12 million from the comparable period in 2011 primarily due to the acceleration of the amortization of deferred financing costs resulting from additional unscheduled principal paydowns on our secured debt in 2011.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	2012	2011
Base salaries	$55	$53
Incentive compensation	40	35
Benefits	11	10
Stock-based compensation	42	45
Total salaries, benefits and stock-based compensation	$148	$143

Salaries, benefits and stock-based compensation for the year ended December 31, 2012 increased $5 million, or 3%, from the comparable period in 2011 primarily due to an increase in base salaries for non-executive officers and incentive compensation partially offset by a reduction in stock-based compensation. As of December 31, 2012, we had 256 total employees compared to 249 total employees as of December 31, 2011.

In 2012, we granted 8.8 million stock options with a weighted average fair value of $4.97 per option, or $44 million, and in 2011, we granted 23.6 million stock options with a weighted average fair value of $3.05 per option, or $72 million. For a further discussion on stock-based compensation, see Note 5 and Note 6 to our consolidated financial statements in this Annual Report on Form 10-K.

Tax (Provision) Benefit

Our tax (provision) benefit consisted of the following (in millions):

	2012	2011
Tax benefit - net operating income	$14	$145
Tax benefit - net realized loss	87	75
Tax benefit - loss on extinguishment of debt	2	—
Tax (provision) benefit - net unrealized appreciation	(82)	208
Total tax benefit	$21	$428

During our tax year ended September 30, 2011, we became subject to taxation as a corporation under Subchapter C of the Code. During 2011, we reversed part of our valuation allowance totaling $428 million, which is recorded in our consolidated statements of operations for the year ended December 31, 2011 as $145 million in net operating income, $75 million in total net realized loss and $208 million in total net unrealized appreciation. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for a further discussion of deferred taxes.

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	2012	2011
VP Acquisition Holdings, Inc.	$—	$93
CIBT Travel Solutions, LLC	12	43
Other, net	54	22
Total gross realized portfolio gain	66	158

FPI Holding Corporation	(81)	—
Small Smiles Holding Company, LLC	(66)	(19)
Halex Holdings Inc.	(27)	—
FreeConference.com, Inc.	(24)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	(23)	(12)
Contec, LLC	(17)	(117)
Orchard Brands Corporation	—	(174)
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	—	(47)
Citigroup Commercial Mortgage Securities Trust 2007-C6	—	(30)
GE Commercial Mortgage Corporation, Series 2007-C1	—	(18)
NECCO Holdings, Inc.	—	(18)
European Touch, LTD. II	—	(18)
Other, net	(99)	(40)
Total gross realized portfolio loss	(337)	(493)
Total net realized portfolio loss	(271)	(335)
Tax benefit	87	75
Interest rate derivative periodic interest payments, net	(25)	(45)
Interest rate derivative termination payments	(62)	(5)
Foreign currency transactions	1	—
Total net realized loss	$(270)	$(310)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

During 2012, due to declining performance, we wrote off all of our equity investments and mezzanine debt investments in FPI Holding Corporation and realized a loss of $81 million, which was offset by a reversal of unrealized depreciation of $81 million.

During 2012, a U.S. Bankruptcy Court issued an order authorizing the sale of substantially all of the assets of Small Smiles Holding Company, LLC (“Small Smiles”). The fair value of the consideration we received was zero. Accordingly, in the second quarter of 2012, we wrote off all of our equity investment and our senior debt investment in Small Smiles and realized a loss of $66 million, which was offset by a reversal of unrealized depreciation of $66 million.

During 2011, we sold all of our equity investments and received full repayment of our debt investments in VP Acquisition Holdings, Inc. for $138 million in total proceeds, realizing a gain of $93 million partially offset by a reversal of unrealized appreciation of $60 million.

During 2011, we sold substantially all of our equity investments and received full repayment of our debt investments in CIBT Travel Solutions, LLC and its subsidiaries for $229 million in total cash proceeds, realizing a gain of $43 million fully offset by a reversal of unrealized appreciation of $45 million. During 2012, we received additional proceeds from the original sale that were placed in escrow realizing an additional gain of $12 million. We also expect to receive $1 million of additional cash proceeds from CIBT Travel Solutions, LLC that remain held in a sale escrow as of December 31, 2012.

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

We have entered into interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the year ended December 31, 2012, we made $62 million in early termination payments to terminate certain interest rate swap agreements, which were partially offset by a reversal of unrealized depreciation of $55 million. For the years ended December 31, 2012 and 2011, we recorded a realized loss of $25 million and $45 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	2012	2011
Gross unrealized appreciation of private finance portfolio investments	$412	$403
Gross unrealized depreciation of private finance portfolio investments	(218)	(428)
Net unrealized appreciation (depreciation) of private finance portfolio investments	194	(25)
Net unrealized appreciation (depreciation) of European Capital investment	146	(34)
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(19)	3
Net unrealized appreciation of American Capital Asset Management	329	280
Net unrealized appreciation (depreciation) of American Capital Mortgage Investment Corp.	12	(5)
Net unrealized appreciation of Structured Products investments	47	52
Reversal of prior period net unrealized depreciation upon realization	296	375
Net unrealized appreciation of portfolio investments	1,005	646
Foreign currency translation - European Capital	26	(29)
Foreign currency translation - other	1	(2)
Derivative agreements	7	8
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	55	5
Tax (provision) benefit	(82)	208
Net unrealized appreciation	$1,012	$836

See our “Investment Valuation Policy” in Note 2 in this Annual Report on Form 10-K for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $3,932 million and fair value of $3,381 million as of December 31, 2012. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the year ended December 31, 2012, the $194 million of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved company performance, multiple expansion of comparable companies and narrowing investment spreads. For the year ended December 31, 2012, our private finance portfolio of One Stop Buyouts® experienced $97 million of net unrealized appreciation while our private finance portfolio of Sponsor Finance Investments, direct and other investments experienced $97 million of net unrealized appreciation.

For the year ended December 31, 2011, the $25 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by specific company performance. For the year ended December 31, 2011, our private finance portfolio of One Stop Buyouts® experienced $97 million of net unrealized appreciation while our private finance portfolio of Sponsor Finance Investments, direct and other investments experienced $122 million of net unrealized depreciation.

European Capital

As of December 31, 2012, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $700 million, respectively, and a debt investment with a cost basis and fair value of $109 million. For the year ended December 31, 2012, we recognized net unrealized appreciation of $127 million on our investment in European Capital comprised of $146 million unrealized appreciation on our investment and $19 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the year ended December 31, 2011, we recognized net unrealized depreciation of $31 million on our investment in European Capital comprised of $34 million unrealized depreciation on our investment and $3 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. As of December 31, 2011, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $547 million, respectively, and a debt investment with a cost basis and fair value of $73 million.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or depreciation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. For the year ended December 31, 2012, we recorded unrealized appreciation of $26 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $27 million for foreign currency translation for the year ended December 31, 2012). For the year ended December 31, 2011, we recorded unrealized depreciation of $29 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $31 million for foreign currency translation for the year ended December 31, 2011).

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in One Stop Buyouts®, Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with ASC 820. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV.

During the year ended December 31, 2012, the unrealized appreciation on our investment of $146 million, excluding unrealized appreciation (depreciation) on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV. During the year ended December 31, 2011, the unrealized depreciation on our investment of $34 million, excluding unrealized appreciation (depreciation) on foreign currency translation, was due primarily to a decrease in the NAV of European Capital and an increase to the discount applied to NAV.

The following is a summary composition of European Capital's NAV at fair value and our equity investment's implied discount to European Capital's NAV at fair value (€ and $ in millions) as of December 31, 2012 and 2011:

	2012	2011
Debt investments at fair value	€786	€712
Equity investments at fair value	341	262
Other assets and liabilities, net	20	92
Third-party secured debt at cost	(250)	(271)
Third-party unsecured debt at cost	(109)	(111)
American Capital unsecured debt at cost	(83)	(57)
NAV (Euros)	€705	€627
Exchange rate	1.32	1.30
NAV (US dollars)	$931	$815
Fair value of American Capital equity investment	$700	$547
Implied discount to NAV	24.8%	32.9%

American Capital Asset Management

American Capital Asset Management manages the following funds through various subsidiaries: European Capital, AGNC, MTGE, ACE I, ACE II, ACAS CLO 2007-1 and ACAS CLO 2012-1. American Capital Asset Management had a cost basis of $149 million and fair value of $828 million as of December 31, 2012. During the years ended December 31, 2012 and 2011, we recognized $329 million and $280 million of unrealized appreciation on our investment in American Capital Asset Management, respectively.

The unrealized appreciation on our investment in American Capital Asset Management for the years ended December 31, 2012 and 2011 was primarily due to increases in the historical and projected management fees for managing AGNC and MTGE due to significant growth in the equity capital of each company. During the year ended December 31, 2012, AGNC and MTGE raised $3.8 billion and $580 million of equity capital, respectively. During the year ended December 31, 2011, AGNC and MTGE raised $4.4 billion and $199 million of equity capital, respectively.

Structured Products Investments

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CLO, CDO and CMBS securities with a cost basis of $385 million and fair value of $247 million as of December 31, 2012. During the year ended December 31, 2012, we recorded $47 million of net unrealized appreciation on our Structured Products investments. Our investments in CLO and CDO portfolios of commercial loans experienced $45 million of net unrealized appreciation during the year ended December 31, 2012, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows. Our CMBS portfolio experienced $2 million of net unrealized appreciation during the year ended December 31, 2012.

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

Derivative Agreements

During the years ended December 31, 2012 and 2011, we recorded $7 million and $8 million, respectively, of net unrealized appreciation from derivative agreements. During the year ended December 31, 2012, cash termination payments totaling $62 million were made to settle terminated interest rate swap agreements, partially offset by a reversal of unrealized depreciation of $55 million. The fair value of the net liability for our derivative agreements as of December 31, 2012 was $27 million, which included a $3 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties. The fair value of the net liability for our derivative agreements as of December 31, 2011 was $89 million, which included a $17 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

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

Fiscal Year 2011 Compared to Fiscal Year 2010

Operating Revenue

We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned asset manager, American Capital Asset Management. Operating revenue consisted of the following (in millions):

	2011	2010
Interest income on debt investments	$350	$434
Interest income on Structured Products investments	56	52
Dividend income on private finance portfolio investments	106	58
Dividend income from American Capital Asset Management	30	—
Interest income on bank deposits	1	2
Interest and dividend income	543	546
Portfolio company advisory and administrative fees	14	18
Advisory and administrative services - American Capital Asset Management	20	16
Other fees	14	20
Fee income	48	54
Total operating revenue	$591	$600

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	2011	2010
Debt investments at cost(1)	$3,198	$4,137
Average non-accrual debt investments at cost(2)	$574	$723
Effective interest rate on debt investments	11.0%	10.5%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	10.9%	10.6%
Structured Products investments at cost(1)(3)	$547	$749
Effective interest rate on Structured Products investments(3)	10.3%	6.9%
Debt and Structured Products investments at cost(1)(3)	$3,745	$4,886
Effective interest rate on debt and Structured Products investments(3)	10.9%	9.9%
Average daily one-month LIBOR	0.2%	0.3%
Equity investments - private finance portfolio at cost(1)(3)	$2,228	$2,313
Effective dividend yield on equity investments - private finance portfolio(3)	4.7%	2.5%
Effective dividend yield on equity investments - private finance portfolio, excluding non-accrual prior period adjustments(3)	3.1%	3.0%
Debt, Structured Products and equity investments at cost(1)(3)	$5,973	$7,199
Effective yield on debt, Structured Products and equity investments(3)	8.6%	7.6%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	7.9%	7.8%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in American Capital Asset Management and European Capital.

Debt Investments

Interest income on debt investments decreased by $84 million, or 19%, for the year ended December 31, 2011 over the comparable period in 2010, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $0.9 billion for the year ended December 31, 2011 over the comparable period in 2010 primarily as a result of the repayment or sale of debt investments or write-off of non-performing debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the year ended December 31, 2011, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $2 million as a result of debt investments being removed from non-accrual. For the year ended December 31, 2010, we recorded net reserves on uncollected PIK interest income recorded in prior periods of $7 million as a result of debt investments being placed on non-accrual.

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

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the year ended December 31, 2011, we recorded additional dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $36 million, which had an approximate 160 basis point impact on the effective dividend yield on equity investments. For the year ended December 31, 2010, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $11 million, which had an approximate 50 basis point impact on the effective dividend yield on equity investments.

Equity Investments - American Capital Asset Management

Dividend income from American Capital Asset Management was $30 million and $0 million for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, we received an additional $11 million and $17 million, respectively, of dividends from American Capital Asset Management that was recorded as a reduction to our cost basis. The increase in dividends received in 2011 was primarily due to an increase in net income primarily generated from management fees earned for the management of AGNC, which experienced significant growth in their equity capital as a result of follow-on equity offerings.

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

Advisory and Administrative Services - American Capital Asset Management

We have entered into service agreements with American Capital Asset Management to provide additional asset management service support so that American Capital Asset Management can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the years ended December 31, 2011 and 2010 were $20 million and $16 million, respectively.

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

Tax Benefit

During our tax year ended September 30, 2011, due to a shift in the composition and value of our assets we did not meet the quarterly investment diversification requirements to continue to be taxed as a RIC. Therefore, we are now subject to taxation as a corporation under Subchapter C of the Code beginning with our tax year ended September 30, 2011. As a result of our change in tax status during our tax year ended September 30, 2011, we are now required to recognize deferred tax assets and liabilities. During the fourth quarter of 2011, we reversed part of our valuation allowance totaling $428 million, which is recorded in our consolidated statements of operations for the year ended December 31, 2011 as $145 million in net operating income, $75 million in total net realized loss and $208 million in total net unrealized appreciation (depreciation). See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for a further discussion of deferred taxes.

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

See “Fiscal Year 2012 Compared to Fiscal Year 2011” for discussion on the net realized gains (losses) for the year ended December 31, 2011. The following are summary descriptions of portfolio company realized gains or losses greater than $30 million during 2010.

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

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	2011	2010
Gross unrealized appreciation of private finance portfolio investments	$403	$611
Gross unrealized depreciation of private finance portfolio investments	(428)	(289)
Net unrealized (depreciation) appreciation of private finance portfolio investments	(25)	322
Net unrealized (depreciation) appreciation of European Capital investment	(34)	371
Net unrealized appreciation of European Capital foreign currency translation	3	97
Net unrealized appreciation of American Capital Asset Management	280	111
Net unrealized (depreciation) of American Capital Mortgage Investment Corp.	(5)	—
Net unrealized appreciation of Structured Products investments	52	50
Reversal of prior period net unrealized depreciation upon realization	375	517
Net unrealized appreciation of portfolio investments	646	1,468
Foreign currency translation - European Capital	(29)	(104)
Foreign currency translation - other	(2)	(3)
Derivative agreements	8	(5)
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	5	14
Tax benefit	208	—
Net unrealized appreciation	$836	$1,370

See “Fiscal Year 2012 Compared to Fiscal Year 2011” for discussion on the net unrealized appreciation (depreciation) for the year ended December 31, 2011.

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

American Capital Asset Management

During the year ended December 31, 2010, we recognized $111 million of unrealized appreciation on our investment in American Capital Asset Management. The unrealized appreciation in the fair value of American Capital Asset Management for the year ended December 31, 2010 was primarily due to increases in the projected management fees for managing AGNC due to significant growth in the equity capital of AGNC as a result of follow-on equity offerings and the lowering of the discount rate.

Structured Products Investments

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

Foreign Currency Translation

We have investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in US dollars. For the year ended December 31, 2010, we recorded net unrealized depreciation of $107 million for foreign currency translation. This is primarily as a result of changes in the Euro and US dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or depreciation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the US dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the US dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. For the year ended December 31, 2010, we recorded unrealized depreciation of $104 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $107 million for foreign currency translation for the year ended December 31, 2010), which was partially offset by unrealized appreciation of $97 million for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital, which is included in our total net unrealized appreciation (depreciation) of portfolio investments in our consolidated statements of operations.

Derivative Agreements

During the year ended December 31, 2010, we recorded $9 million of net unrealized appreciation from derivative agreements, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of December 31, 2010 was $102 million, which included a $13 million net reduction due to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

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

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our Revolving Credit Facility, cash and cash equivalents and our investment portfolio. As of December 31, 2012, we had no loans outstanding under our $250 million Revolving Credit Facility.

Our Term Loan Facility is subject to mandatory prepayments under certain conditions, set forth in the credit agreement, including at any time our borrowing base coverage is less than 150%. As of December 31, 2012, the borrowing base coverage for the Term Loan Facility was 267% and we were not subject to any mandatory prepayment requirements.

As of December 31, 2012, we had $331 million of cash and cash equivalents and $140 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the years ended December 31, 2012 and 2011, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.
As of December 31, 2012, our required principal amortization for the next twelve months consists of $150 million scheduled amortization on our Term Loan Facility and any principal amortization of our secured notes within our asset securitizations as a result of principal and interest payments on our securitized debt investments. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.

Operating and Investing Cash Flow

For the years ended December 31, 2012 and 2011, cash provided by operations was $164 million and $174 million, respectively. Our cash flows from operations for the years ended December 31, 2012 and 2011 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the years ended December 31, 2012 and 2011, net cash provided by investing activities was $823 million and $787 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $1,498 million and $1,066 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had portfolio investments totaling $5.3 billion at fair value, including $2.0 billion in debt investments, $3.1 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the year ended December 31, 2012, approximately $148 million of interest income collected was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

For the years ended December 31, 2012 and 2011, net cash used in financing activities was $860 million and $1,026 million, respectively. The primary use of cash from financing activities during the year ended December 31, 2012 was debt payments of $487 million on our asset securitizations and $362 million for repurchases of our common stock. The primary use of financing cash during the year ended December 31, 2011 was $1,008 million for debt payments and $134 million for repurchases of our common stock, partially offset by a $105 million decrease in debt service escrows.

Debt Capital

Our debt obligations consisted of the following as of December 31, 2012 and 2011 (in millions):

	2012	2011
Secured term loan due August 2016, net of discount	$597	$—
Fixed rate private secured notes due December 2013	—	30
Floating rate private secured loans due December 2013	—	17
Fixed rate non-amortizing secured notes due December 2013	—	524
Floating rate non-amortizing secured notes due December 2013	—	4
Unsecured public notes due August 2012	—	11
ACAS Business Loan Trust 2004-1 asset securitization	—	21
ACAS Business Loan Trust 2005-1 asset securitization	—	227
ACAS Business Loan Trust 2006-1 asset securitization	85	180
ACAS Business Loan Trust 2007-1 asset securitization	71	140
ACAS Business Loan Trust 2007-2 asset securitization	22	97
Total	$775	$1,251

The daily weighted average debt balance for the years ended December 31, 2012 and 2011 was $960 million and $1,662 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2012 and 2011 was 6.1% and 5.5%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2012 and 2011 was 5.0% and 4.1%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, as of December 31, 2012 was 4.5%.

As a BDC, we are permitted to issue Senior Securities in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of December 31, 2012, our asset coverage was 801%.

Refinancing Transaction

Secured Debt Facilities—On August 22, 2012, we completed the refinancing of our then outstanding $575 million of secured debt with proceeds from the new Term Loan Facility.

We also obtained simultaneously a new four-year $250 million Revolving Credit Facility, which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the Revolving Credit Facility and Term Loan Facility.

Maturity Date and Optional Prepayment—The Term Loan Facility matures on August 22, 2016 and may be prepaid earlier at our option in whole or in part without penalty except in the event that the facility is refinanced with a lower interest rate prior to August 22, 2013, in which case the prepayment shall be made at a price equal to 101% of the principal amount prepaid, plus accrued interest. We may borrow, prepay and reborrow loans under the Revolving Credit Facility at any time prior to August 22, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base coverage of 150%, or 110% so long as our borrowing base coverage does not decrease following an advance. The Revolving Credit Facility matures on August 22, 2016.

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

Mandatory Prepayments—Under certain conditions, the Term Loan Facility is subject to mandatory prepayments including if (i) the aggregate amount of the loans outstanding under the facility and amounts outstanding under certain of our secured hedging agreements exceed the borrowing base, as defined in the credit agreement, and we are unable to present a reasonably feasible plan to cure such deficiency within 30 business days, then we must prepay the loans in such amounts as necessary to correct such deficiency; (ii) the borrowing base coverage, as defined in the credit agreement, becomes less than 150%, then we must prepay the loan using excess cash flows (if such amounts plus any proceeds referenced in clauses (iii) and (iv) below equal or exceed $20 million) until such coverage is at least 150%; (iii) we incur certain additional indebtedness (other than permitted indebtedness), then the proceeds must be used to prepay our loan; and (iv) the borrowing base coverage, as defined in the credit agreement, becomes less than 200%, then we must prepay the loan with specified percentages of the proceeds from the sale of certain first lien collateral (if such proceeds plus the amounts referenced in clauses (ii) and (iii) above equal or exceed $20 million), until such coverage is at least 200%. The Revolving Credit Facility is subject to mandatory prepayment in the event that the borrowing base is less than the aggregate amount of revolving loans and certain other debt outstanding until such borrowing base deficiency has been cured. As of December 31, 2012, we were not subject to any mandatory prepayment requirements under the Term Loan Facility or the Revolving Credit Facility.

Interest—The Term Loan Facility bears interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 1.25% per annum, plus 4.25%. As of December 31, 2012, the interest rate on our Term Loan Facility was 5.5%. The Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.

Fees—We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of December 31, 2012, the total commitments under our Revolving Credit Facility were $250 million.

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

Covenants—The Term Loan Facility includes a financial covenant that requires us to maintain a 100% borrowing base coverage. The Revolving Credit Facility has financial covenants that require us to maintain a (i) maximum total leverage ratio not to exceed 0.75:1.00, (ii) 100% borrowing base coverage and (iii) minimum adjusted EBITDA for American Capital Asset Management. We are also subject to additional covenants, including without limitation, restrictions on our ability to incur additional debt and liens, make certain acquisitions and investments, pay cash dividends, repurchase common stock, seek to become a RIC and change our regulatory status as a BDC. We are permitted though under the facilities to pay cash dividends or repurchase common stock if, on the date of such payment or purchase and after giving effect thereto, there are no defaults outstanding under the facilities and our borrowing base coverage is at least 150%. As of December 31, 2012, we were in compliance with all of the covenants under the Term Loan Facility and the Revolving Credit Facility. The borrowing base coverage for the Term Loan Facility was 267% as of December 31, 2012.

Events of Default—The Term Loan Facility and the Revolving Credit Facility include usual and customary events of default for facilities of their nature, including without limitation, the occurrence of a payment or covenant default, any unremedied borrowing base deficiency, a cross default to the other facility, the cross acceleration of debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or American Capital Asset Management, the failure by us to conduct our asset management business through American Capital Asset Management, one or more judgments in excess of an aggregate $50 million and a change of control.

Asset Securitizations

As of December 31, 2012 and 2011, we were in compliance with all of the covenants for our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. As of December 31, 2012 and 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. The Class A notes have been paid in full as of December 31, 2012 and the outstanding balance as of December 31, 2011 was $62 million. As of December 31, 2012 and 2011, the Class B notes had an outstanding balance of $22 million and $35 million, respectively. There was $33 million and $5 million of restricted cash in BLT 2007-2 as of December 31, 2012 and 2011, respectively.

Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by restricted cash and loans from our portfolio companies with a fair value of $190 million as of December 31, 2012. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. As of December 31, 2012 and 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. The Class A and Class B notes have been paid in full as of December 31, 2012. The outstanding balance of the Class A and Class B notes as of December 31, 2011 was $47 million and $16 million, respectively. As of December 31, 2012 and 2011, there were $59 million and $65 million of the Class C notes outstanding, respectively, and $12 million of the Class D notes outstanding. There was $62 million and $4 million of restricted cash in BLT 2007-1 as of December 31, 2012 and 2011, respectively. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by restricted cash and loans from our portfolio companies with a fair value of $203 million as of December 31, 2012. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A through Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2006-1. As of December 31, 2012 and 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. The Class A and Class B notes have been paid in full as of December 31, 2012. The outstanding balance of the Class A and Class B notes as of December 31, 2011 was $35 million and $37 million, respectively. As of December 31, 2012 and 2011, there were $49 million and $72 million of the Class C notes outstanding, respectively, and $36 million of the Class D notes outstanding. There was $29 million and $14 million of restricted cash in BLT 2006-1 as of December 31 2012 and 2011, respectively. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points, the Class D notes have an interest rate of three-month LIBOR plus 125 basis points and the Class E notes retained by us do not have an interest rate. The 2006-1 Notes are secured by restricted cash and loans from our portfolio companies with a fair value of $206 million as of December 31, 2012. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A through Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes were secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2005-1. As of December 31, 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On October 25, 2012, the notes issued by BLT 2005-1 were paid off.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A through Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes were secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2004-1. As of December 31, 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On April 25, 2012, the notes issued by BLT 2004-1 were paid off.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2012, our NAV was $17.84 per share and our closing market price was $12.02 per share.

During the third quarter of 2011, our Board of Directors adopted a program that may provide for repurchases of shares or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the year ended December 31, 2012, we made open market purchases of 34.8 million shares, or $362 million, of our common stock at an average price of $10.39 per share, which was accretive to our NAV per share by $0.77. During the year ended December 31, 2011, we made open market purchases of 17.6 million shares, or $134 million, of our common stock at an average price of $7.61 per share, which was accretive to our NAV per share by $0.32.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2012 are as follows (in millions):

	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Secured term loan due August 2016	$600	$150	$300	$150	$—
Secured notes from asset securitizations(1)	178	141	37	—	—
Interest payments on debt obligations(2)	77	33	38	6	—
Operating leases(3)	121	12	28	24	57
Total	$976	$336	$403	$180	$57

(1)
As of December 31, 2012, there was defaulted loan collateral in each of our asset securitization trusts and therefore all interest and principal collections are being applied sequentially to pay down principal on the notes. Payment due by period are determined based on the restricted cash on hand as of December 31, 2012 and the amortization schedules of the underlying loan collateral.

(2)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2012.

(3)	Net of estimated sublease revenue.

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

As of December 31, 2012, we had commitments under loan and financing agreements to fund up to $121 million to 17 portfolio companies, with $41 million and $11 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital Asset Management, respectively. See Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for further discussion on the European Capital commitment. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

A summary of our loan and equity commitments as of December 31, 2012 is as follows (in millions):

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and equity commitments	$121	$21	$55	$33	$12

Total Return Swap

On December 19, 2012, American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into a non-recourse total return swap (“TRS”) with Citibank, N.A. (“Citibank”). The TRS is non-recourse to American Capital. The TRS is a synthetic swap agreement that replicates the performance of a reference pool of broadly syndicated loans (“Reference Pool”). Under the terms of the TRS, ACTRS receives from Citibank an amount that is essentially a proportionate amount of the margin on the interest and fees payable in respect of the loans included in the Reference Pool during the relevant period. Additionally, on a periodic basis, ACTRS pays to Citibank an amount that is essentially equal to the average of the outstanding principal amount of the loans and outstanding letters of credit included in the Reference Pool during the relevant period, multiplied by a spread of 1.15% per annum for the first 6 months of the TRS and 1.30% thereafter. In addition, upon repayment or removal of a loan from the Reference Pool, ACTRS will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. On a monthly basis, a net payment between ACTRS and Citibank for interest and realized appreciation and depreciation on the portfolio of loans occurs. The TRS is accounted for as a derivative pursuant to ASC 815.

Under the terms of the TRS, ACTRS has the ability to designate loans, to be included in the Reference Pool. In order for Citibank to add a loan to the Reference Pool, each individual loan, and the portfolio of loans taken as a whole, must meet certain specified criteria. The maximum amount of the TRS facility is $200 million (determined at the time each such loan becomes subject to the TRS). After the first six months of the TRS, ACTRS is required to pay a fee if the notional funded amount of the TRS does not exceed an agreed upon minimum.

ACTRS is initially required to cash collateralize 25% of the face amount of loans included in the Reference Pool, up to a maximum collateral of $50 million and subject to a minimum of $10 million at all times. As of December 31, 2012, $10 million of the cash collateral requirement had been funded. ACTRS may also be required to post additional collateral from time to time as a result of a decline in the fair value of the loans included in the Reference Pool. If ACTRS does not deposit additional cash collateral when required to do so, then Citibank will have the right to terminate the TRS and seize all or a portion of the cash collateral posted by ACTRS to cover any losses it incurs in such early termination. American Capital's exposure under the TRS is limited to the value of assets held at ACTRS, which primarily consists of cash collateral on deposit with Citibank.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2012, loans on non-accrual status for 19 portfolio companies had a cost basis and fair value of $260 million and $177 million, respectively.

As of December 31, 2012 and 2011, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	2012	2011
Current	$1,709	$2,304
0 - 30 days past due	—	16
31 - 60 days past due	—	3
61 - 90 days past due	—	—
Greater than 90 days past due	54	3
Total past due accruing loans at cost	54	22
Non-accruing loans at cost	260	419
Total loans at cost	$2,023	$2,745

Non-accruing loans at fair value	$177	$219

Total loans at fair value	$1,957	$2,518
Non-accruing loans at cost as a percent of total loans at cost	12.9%	15.3%
Non-accruing loans at fair value as a percent of total loans at fair value	9.0%	8.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	68.1%	52.3%

We believe that debt service collection is probable for our past due accruing loans. Non-accruing loans at cost decreased $159 million from December 31, 2011 to December 31, 2012 primarily due to approximately $93 million of loan restructurings, exits and write-offs and $155 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $103 million of loans placed on non-accrual status due to weaker portfolio company performance.

During 2012, we recapitalized four portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $60 million and a fair value of $57 million.

During 2011, we recapitalized five portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $153 million and a fair value of $43 million.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended December 31, 2012:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	Pre- 2001	2001	2002	2003	2004	2005	2006	2007	2008	2011	2012	Pre-2001 - 2012 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	8.1%	18.1%	7.6%	20.4%	13.6%	12.7%	10.8%	(3.0%)	7.9%	23.5%	NM	8.8%
IRR of Exited Investments(3)	9.2%	18.6%	9.7%	20.0%	15.8%	22.1%	8.4%	(5.2%)	3.7%	32.5%	NM	10.2%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	6.2%	46.4%	11.2%	27.6%	26.2%	11.5%	14.9%	(7.5%)	19.8%	30.8%	NM	11.1%
IRR of Exited Equity Investments Only(3)(4)(5)	10.9%	46.4%	21.4%	36.7%	45.8%	50.2%	11.5%	9.5%	35.3%	35.1%	N/A	26.6%
IRR at Fair Value of All One Stop Buyout® Investments(2)	1.9%	17.1%	9.9%	18.9%	16.0%	28.4%	13.0%	2.7%	15.4%	—%	NM	13.7%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	10.0%	N/A	(2.6%)	17.6%	5.6%	24.3%	11.9%	0.4%	15.5%	—%	NM	11.3%
IRR of Exited One Stop Buyout® Investments(3)	1.4%	17.1%	14.7%	16.3%	21.4%	30.8%	11.9%	14.8%	13.9%	N/A	N/A	15.2%
Committed Investments(7)	$1,065	$376	$966	$1,437	$2,267	$4,943	$5,297	$7,501	$1,045	$137	$419	$25,453
Total Exits and Prepayments of Committed Investments(7)	$999	$367	$836	$1,267	$2,081	$2,611	$4,384	$5,275	$503	$50	$2	$18,375
Total Interest, Dividends and Fees Collected	$400	$143	$344	$448	$702	$1,259	$1,375	$1,358	$355	$19	$12	$6,415
Total Net Realized (Loss) Gain on Investments	$(135)	$(23)	$(118)	$143	$18	$375	$(305)	$(1,137)	$(104)	$10	$—	$(1,276)
Current Cost of Investments	$75	$4	$110	$166	$218	$2,038	$682	$1,850	$355	$60	$284	$5,842
Current Fair Value of Investments	$27	$—	$62	$343	$145	$2,147	$792	$1,096	$320	$61	$272	$5,265
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.5%	—%	1.2%	6.5%	2.7%	40.8%	15.0%	20.8%	6.1%	1.2%	5.2%	100.0%
Net Unrealized (Depreciation) Appreciation	$(48)	$(4)	$(48)	$177	$(73)	$109	$110	$(754)	$(35)	$1	$(12)	$(577)
Non-Accruing Loans at Cost	$—	$—	$47	$—	$10	$58	$48	$75	$22	$—	$—	$260
Non-Accruing Loans at Fair Value	$—	$—	$22	$—	$6	$53	$16	$49	$31	$—	$—	$177
Equity Interest at Fair Value(4)	$—	$—	$—	$305	$82	$1,743	$411	$348	$96	$5	$71	$3,061
Debt to Adjusted EBITDA(8)(9)(12)(13)(16)	6.5	N/A	13.2	2.8	3.4	1.8	4.5	6.4	6.4	5.1	4.6	4.3
Interest Coverage(10)(12)(13)(16)	1.9	N/A	1.2	3.4	3.9	0.9	2.7	1.9	2.3	1.9	3.0	1.9
Debt Service Coverage(11)(12)(13)(16)	1.8	N/A	1.2	3.1	3.5	0.6	1.7	1.7	2.1	1.6	2.4	1.5
Average Age of Companies(13)(16)	43 yrs	N/A	29 yrs	41 yrs	40 yrs	17 yrs	37 yrs	29 yrs	19 yrs	26 yrs	19 yrs	26 yrs
Diluted Ownership Percentage(4)(17)	62%	—%	—%	56%	73%	89%	48%	61%	58%	26%	90%	75%
Average Revenue(13)(14)(16)	$48	$—	$42	$220	$47	$162	$154	$189	$87	$168	$190	$162
Average Adjusted EBITDA(8)(13)(16)	$5	$—	$8	$48	$13	$65	$41	$32	$21	$45	$47	$44
Total Revenue(13)(14)	$81	$225	$78	$1,513	$243	$1,319	$3,043	$4,553	$1,209	$354	$2,913	$15,531
Total Adjusted EBITDA(8)(13)	$7	$2	$10	$204	$40	$296	$431	$628	$213	$108	$576	$2,515
% of Senior Loans(12)(13)(15)	75%	—%	77%	—%	39%	32%	31%	51%	29%	27%	69%	43%
% of Loans with Lien(12)(13)(15)	100%	—%	100%	100%	100%	81%	90%	85%	67%	27%	100%	67%

Majority Owned Portfolio Companies (“MOPC”)(6) (unaudited)	Pre-2001 - 2012 Static Pools Aggregate
Total Number of MOPC	45
Total Revenue(14)	$3,299
Total Gross Profit(14)	$1,691
Total Adjusted EBITDA(8)	$768

Total Capital Expenditures(14)	$118
Total Current ACAS Investment in MOPC at Fair Value	$3,384
Total Current ACAS Investment in MOPC at Cost Basis	$3,178
Total Current ACAS Debt Investment in MOPC at Fair Value	$1,207
Total Current ACAS Debt Investment in MOPC at Cost Basis	$1,260
Diluted Ownership Percentage of ACAS in MOPC(17)	72%

Total Cash(18)	$212
Total Assets(18)	$4,506
Total Debt(18)	$3,895
Total Third-party Debt at Cost(18)	$2,164
Total Shareholders' Equity(18)(19)	$3,075
———————
NM = Not Meaningful

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

9)
Debt, which represents the debt and other liabilities senior to ACAS and the total of ACAS's debt in each portfolio company's debt capitalization, divided by Adjusted EBITDA. For portfolio companies with a nominal Adjusted EBITDA amount, the portfolio company's maximum debt leverage is limited to 15 times Adjusted EBITDA.

10)
Adjusted EBITDA divided by the total cash interest expense of the portfolio company during the most recent twelve month period, or when appropriate as a result of a new debt capital structure, the forecasted twelve months.

11)
Adjusted EBITDA divided by the total scheduled principal amortization and total cash interest expense of the portfolio company during the most recent twelve month period, or when appropriate, the forecasted twelve months.

12)	Excludes investments in which we own only equity.

13)	Excludes investments in Structured Products and managed funds.

14)	For the most recent twelve months, or when appropriate, the forecasted twelve months.

15)	As a percentage of our total debt investments.

16)	Weighted average based on fair value.

17)	Weighted average based on fair value of equity investments.

18)	As of the most recent month end available.

19)	Calculated as the estimated enterprise value of the MOPC's less the cost basis of any outstanding debt of the MOPC's.

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

 Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements in accordance with US GAAP requires us to utilize accounting policies and make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. The SEC considers an accounting policy to be critical if it is both important to a company's financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

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

•
Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. As of December 31, 2012, we use Level 3 inputs for measuring the fair value of our investments as follows:

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital Asset Management, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under ASC 820 is a hypothetical secondary market.

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

Investments in Alternative Asset Investment Funds

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services-Investment Companies, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of market price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, public to private liquidity discounts, expected future cash flows available to equity holders including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of December 31, 2012, we owned all of the equity in European Capital, an investment fund that invests in senior and mezzanine debt equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to comparable publicly traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.

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

See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of December 31, 2012.

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

Income Taxes

As of December 31, 2012, we have a net deferred tax asset of $455 million associated with our total ordinary deferred tax assets. We also have $397 million in total capital deferred tax assets of which the capital deferred tax assets are fully reserved through a valuation allowance. Assessing the recoverability of a deferred tax asset requires management to consider the company's history of cumulative pretax losses in the prior three years and make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. We are also required to make estimates related to the expected tax character of recognition of the reversal of the deferred tax assets. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realized the net deferred tax asset could be impacted.

Stock-based Compensation

We account for all share-based awards to employees under FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected life of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

The following table reflects the weighted average fair value per employee stock option granted during the years ended December 31, 2012, 2011 and 2010, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes option pricing model.

	2012	2011	2010
Options granted (in millions)	8.8	23.6	17.7
Weighted average fair value per option on grant date	$4.97	$3.05	$2.07
Expected dividend yield	—%	6.2%	6.2%
Expected volatility	56%	61%	64%
Risk-free interest rate	1.2%	2.3%	2.2%
Expected life (years)	6.6	6.7	6.8

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

Interest Rate Risk

Interest rate sensitivity refers to the change in NOI and net earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our NOI and net earnings are affected by the difference between the interest rate at which we invest and the interest rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our NOI and net earnings.

As of December 31, 2012, approximately 49% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 20% were at variable rates with interest rate floors, primarily one-month LIBOR, 11% were at variable rates with no interest rate floors and 20% were on non-accrual status. Additionally, approximately 23% of our borrowings bear interest at variable rates with no interest rate floors and 77% bear interest at variable rates with a 1.25% interest rate floor. The one-month LIBOR rate was 0.2% as of December 31, 2012.

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC 815. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on the interest settlement date.

Based on our December 31, 2012 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings (Loss)
Up 400 basis points	$21	$25	$(4)	$11	$7
Up 300 basis points	$14	$17	$(3)	$8	$5
Up 200 basis points	$8	$9	$(1)	$5	$4
Up 100 basis points	$3	$2	$1	$3	$4
Down 100 basis points	$(1)	$—	$(1)	$—	$(1)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2012, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $27 million, primarily as a result of changes in the Euro and U.S. dollar exchange rates.

As of December 31, 2012, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of December 31, 2012. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $36 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2012, the fair value of all our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. American Capital, Ltd.'s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”). American Capital, Ltd.'s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of American Capital, Ltd.'s internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that American Capital, Ltd.'s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of American Capital, Ltd.'s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, American Capital, Ltd.'s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited American Capital, Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, American Capital, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, financial highlights, and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by custodians as of December 31, 2012 or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital, Ltd. at December 31, 2012 and 2011, the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2012, and its consolidated financial highlights for each of the five years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital, Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia
March 1, 2013

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2012	2011
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,852 and $2,781, respectively)	$1,306	$2,113
Affiliate investments (cost of $261 and $148, respectively)	269	107
Control investments (cost of $3,729 and $3,810, respectively)	3,690	2,910
Total investments at fair value (cost of $5,842 and $6,739, respectively)	5,265	5,130
Cash and cash equivalents	331	204
Restricted cash and cash equivalents	140	80
Interest and dividend receivable	43	42
Deferred tax asset, net	455	428
Derivative agreements at fair value	11	10
Other	74	67
Total assets	$6,319	$5,961
Liabilities and Shareholders’ Equity
Debt ($291 and $227 due within one year, respectively)	$775	$1,251
Derivative agreements at fair value	38	99
Trade date settlement liability	39	—
Other	38	48
Total liabilities	890	1,398
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 310.1 and 336.4 issued and 304.4 and 329.1 outstanding, respectively	3	3
Capital in excess of par value	6,783	7,053
Distributions in excess of net realized earnings	(875)	(999)
Net unrealized depreciation of investments	(482)	(1,494)
Total shareholders’ equity	5,429	4,563
Total liabilities and shareholders’ equity	$6,319	$5,961
Net Asset Value Per Common Share Outstanding	$17.84	$13.87

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$235	$291	$323
Affiliate investments	31	9	24
Control investments	320	243	199
Total interest and dividend income	586	543	546
Fee income
Non-Control/Non-Affiliate investments	9	15	16
Control investments	51	33	38
Total fee income	60	48	54
Total operating revenue	646	591	600
Operating Expenses
Interest	59	90	177
Salaries, benefits and stock-based compensation	148	143	134
General and administrative	56	55	64
Debt refinancing costs	—	—	21
Total operating expenses	263	288	396
Net Operating Income Before Income Taxes	383	303	204
Tax benefit	14	145	—
Net Operating Income	397	448	204
Loss on extinguishment of debt, net of tax	(3)	—	—
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(138)	(383)	(356)
Affiliate investments	10	1	31
Control investments	(143)	47	(174)
Foreign currency transactions	1	—	(2)
Derivative agreements	(87)	(50)	(75)
Tax benefit	87	75	—
Total net realized loss	(270)	(310)	(576)
Net unrealized appreciation (depreciation)
Portfolio company investments	1,005	646	1,468
Foreign currency translation	27	(31)	(107)
Derivative agreements	62	13	9
Tax (provision) benefit	(82)	208	—
Total net unrealized appreciation	1,012	836	1,370
Total net gain	742	526	794
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$1,136	$974	$998

Net Operating Income Per Common Share
Basic	$1.24	$1.30	$0.63
Diluted	$1.20	$1.26	$0.62
Net Earnings Per Common Share
Basic	$3.55	$2.83	$3.06
Diluted	$3.44	$2.74	$3.02
Weighted Average Shares of Common Stock Outstanding
Basic	320.3	343.9	325.9
Diluted	330.3	355.3	330.9
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Operations
Net operating income	$397	$448	$204
Loss on extinguishment of debt, net of tax	(3)	—	—
Net realized loss	(270)	(310)	(576)
Net unrealized appreciation	1,012	836	1,370
Net earnings	1,136	974	998
Capital Share Transactions
Issuance of common stock	—	—	293
Proceeds from issuance of common stock upon exercise of stock options	36	11	5
Repurchase of common stock	(362)	(134)	—
Stock-based compensation	44	45	42
Other	12	(1)	1
Net (decrease) increase in net assets resulting from capital share transactions	(270)	(79)	341
Total increase in net assets	866	895	1,339
Net assets at beginning of period	4,563	3,668	2,329
Net assets at end of period	$5,429	$4,563	$3,668

Net asset value per common share outstanding	$17.84	$13.87	$10.71
Common shares outstanding at end of period	304.4	329.1	342.4

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net earnings	$1,136	$974	$998
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(1,094)	(628)	(1,370)
Net realized loss on investments	357	385	576
Loss on extinguishment of debt	5	—	—
Accrued payment-in-kind interest and dividends on investments	(228)	(196)	(151)
Amortization of deferred finance costs, premiums and discounts	9	23	11
Depreciation of property and equipment	7	7	14
Stock-based compensation	44	45	42
Increase in deferred tax asset, net	(16)	(428)	—
Increase in interest and dividend receivable	(12)	(5)	(1)
(Increase) decrease in other assets	(14)	(4)	10
Decrease in other liabilities	(9)	(6)	(43)
Other	(21)	7	1
Net cash provided by operating activities	164	174	87
Investing Activities
Purchases and originations of investments	(588)	(208)	(185)
Repayments (fundings on) from portfolio company revolving credit facility investments, net	10	(17)	14
Principal repayments on debt investments	979	548	910
Proceeds from loan syndications and loan sales	3	16	40
Payment of accrued PIK notes and dividend and accreted original issue discounts	242	108	77
Proceeds from sales of equity investments	274	394	266
Interest rate derivative periodic interest payments, net	(25)	(45)	(61)
Interest rate derivative termination payments	(62)	(5)	(14)
Other	(10)	(4)	(2)
Net cash provided by investing activities	823	787	1,045
Financing Activities
Proceeds from secured term loan	597	—	—
Payments on secured borrowings	(575)	(425)	(307)
Payments on unsecured borrowings	(11)	—	(1,030)
Payments on notes payable from asset securitizations	(487)	(583)	(544)
Increase in deferred financing costs	(16)	—	(26)
Issuance of common stock	—	—	293
Proceeds from issuance of common stock upon exercise of stock options	36	11	5
Repurchase of common stock	(362)	(134)	—
(Increase) decrease in debt service escrows	(60)	105	(89)
Other	18	—	—
Net cash used in financing activities	(860)	(1,026)	(1,698)
Net increase (decrease) in cash and cash equivalents	127	(65)	(566)
Cash and cash equivalents at beginning of period	204	269	835
Cash and cash equivalents at end of period	$331	$204	$269

Supplemental Disclosures
Cash paid for interest	$45	$75	$186
Cash received for taxes	$5	$—	$18
Non-cash Investing Activities
Debt investment received from the sale of equity investments	$3	$—	$37

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Per Share Data
Net asset value at beginning of the period	$13.87	$10.71	$8.29	$15.41	$32.88
(Loss) gain on extinguishment of debt, net of tax(1)	(0.01)	—	—	0.05	—
Net operating income(1)	1.24	1.30	0.63	0.56	2.42
Net realized (loss) gain(1)	(0.84)	(0.90)	(1.77)	(3.42)	0.16
Net unrealized appreciation (depreciation)(1)	3.16	2.43	4.20	(0.96)	(17.87)
Net earnings (loss)(1)	3.55	2.83	3.06	(3.77)	(15.29)
Issuance of common stock(2)	(0.24)	(0.05)	(0.58)	(0.70)	0.12
Shareholder dividends	—	—	—	(1.07)	(3.09)
Repurchase of common stock	0.77	0.32	—	—	0.02
Other, net(3)	(0.11)	0.06	(0.06)	(1.58)	0.77
Net asset value at end of period	$17.84	$13.87	$10.71	$8.29	$15.41
Ratio/Supplemental Data
Per share market value at end of period	$12.02	$6.73	$7.56	$2.44	$3.24
Total investment return (loss)(4)	78.61%	(10.98%)	209.84%	0.34%	(88.75%)
Shares outstanding at end of period	304.4	329.1	342.4	280.9	204.7
Net assets at end of period	$5,429	$4,563	$3,668	$2,329	$3,155
Average net assets(5)	$5,152	$4,181	$2,981	$2,444	$5,194
Average debt outstanding(6)	$960	$1,662	$3,275	$4,307	$4,508
Average debt outstanding per common share(1)	$3.00	$4.83	$10.05	$17.86	$22.13
Portfolio turnover rate	9.47%	5.39%	2.80%	4.09%	20.76%
Ratio of operating expenses to average net assets	5.10%	6.89%	13.28%	23.82%	10.03%
Ratio of operating expenses, net of interest expense, to average net assets	3.96%	4.74%	7.34%	13.34%	5.79%
Ratio of interest expense to average net assets	1.15%	2.15%	5.94%	10.48%	4.24%
Ratio of net operating income to average net assets	7.71%	10.72%	6.84%	5.52%	9.49%

(1)	Weighted average basic per share data.

(2)	For the year ended December 31, 2009, represents the issuance of shares of common stock in conjunction with the acquisition of European Capital Limited.

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

(4)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(5)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(6)	Based on a daily weighted average balance of debt outstanding during the period.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Internet Software & Services	Senior Debt(6)	10.3%	12/18-6/19		$19.5	$19.2	$19.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	5/20		7.0	6.9	6.9
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	14.3%	12/13		5.2	5.2	5.2
AmWins Group LLC	Insurance	Senior Debt(6)	9.3%	12/19		10.0	9.8	9.8
BBB Industries, LLC	Auto Components	Senior Debt(6)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)					7.1	6.9
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	10.0%	12/19		12.0	11.7	12.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)			13,381		8.9	16.5
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	8.1%	2/14		20.8	20.5	16.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(6)			26,613		28.6	45.6
		Convertible Preferred Stock(6)			29,569		4.0	5.2
		Common Stock Warrants(4)(6)			89,020		16.9	15.7
							49.5	66.5
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		2.0	2.0
		Common Units(4)			3,830,068		0.8	0.1
							2.8	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	14.0%	11/14		20.2	20.2	20.2
		Mezzanine Debt(5)(6)	15.5%	11/14		22.1	11.7	19.8
		Redeemable Preferred Stock(4)(6)			919		0.9	—
		Convertible Preferred Stock(4)(6)			861,364		20.9	—
							53.7	40.0
Flexera Software, LLC	Software	Senior Debt(6)	11.0%	10/18		15.0	14.1	15.1
Foamex Innovations, Inc.	Household Durables	Common Stock Warrants(4)(6)			14,134		—	0.5
HMSC Corporation	Insurance	Senior Debt(5)(6)	5.7%	10/14		3.5	2.7	0.8
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(6)	5.7%	12/14		19.0	19.0	16.9
KIK Custom Products, Inc.(7)	Household Products	Senior Debt(6)	5.3%	12/14		22.5	22.5	18.0
LCW Holdings, LLC	Real Estate	Senior Debt(6)	11.0%	10/13		10.2	10.3	10.4
Mitchell International, Inc.	IT Services	Senior Debt(6)	5.6%	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.6	2.1
		Common Stock(4)			633,408		0.1	—
							8.7	2.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(6)	7.7%	10/15		2.5	2.5	2.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(6)	18.0%	4/18		51.2	51.1	51.2
		Convertible Preferred Stock(4)(6)			14,938		14.9	0.8
							66.0	52.0
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)			173,060		6.4	0.9
Qioptiq S.à r.l.(7)	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	12.0%	3/18		36.9	36.7	36.7
Qualium I(7)	Capital Markets	Common Stock(4)			247,939		3.1	3.4
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(6)	15.6%	10/14		31.9	31.8	31.9
		Redeemable Preferred Stock(4)(6)			133		13.3	—
		Convertible Preferred Stock(4)(6)			1,541		192.3	—
		Common Stock(4)(6)			15,414		32.7	—
							270.1	31.9
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.2	0.4
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	14.0%	10/16		16.1	16.1	16.1
		Convertible Preferred Stock(6)			77,640,000		8.1	16.9
		Common Stock(6)			78,242		0.1	—
							24.3	33.0
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	1/16-6/16		40.3	40.2	39.7
		Mezzanine Debt(6)	15.5%	7/16-11/16		43.1	42.8	41.7
		Mezzanine Debt(5)(6)	17.5%	8/17		40.3	18.3	29.5
							101.3	110.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	6/14		46.3	46.1	46.3
		Mezzanine Debt(6)	15.3%	6/15-6/16		57.0	56.7	57.0
		Convertible Preferred Stock(6)			84,043		65.9	65.8
		Common Stock(4)(6)			84,043		—	18.5
							168.7	187.6
Survey Sampling International, LLC	Media	Mezzanine Debt(6)	15.0%	7/18		41.9	41.5	41.5
ThreeSixty Sourcing, Inc.(7)	Commercial Services & Supplies	Common Stock Warrants(4)			35		4.1	—
Transtar Holding Company	Auto Components	Senior Debt(6)	9.8%	10/19		8.0	7.8	7.8
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)			26,977		0.1	0.1
		Common Stock(4)(6)			3,218,667		3.8	3.2
							3.9	3.3
Unipex Neptune International S.A.S.(7)	Chemicals	Senior Debt(6)	8.5%	9/19		10.8	10.8	10.8
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt	10.5%	6/20		40.0	39.2	39.2
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	15.0%	7/16		103.5	103.1	102.5
		Convertible Preferred Stock(4)(6)			2,008,575		238.0	105.5
		Common Stock(4)(6)			502,144		49.9	—
							391.0	208.0

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	2/17-2/18		12.4	4.0	0.2
CD 2007-CD4 Commercial Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	4/17		14.0	8.7	0.2
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	12/17		14.8	8.8	0.5
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	7/17		67.5	30.4	7.4
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	10/17		3.7	2.5	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	8/17		20.8	10.3	1.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	7/17		52.3	9.0	0.7
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	8/17		36.6	20.2	0.9
LB-UBS Commercial Mortgage Trust 2008-C1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	7/23-7/24		19.4	7.4	1.1
ML-CFC Commercial Mortgage Trust 2007-6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	8/17		10.0	5.8	0.5
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	10/17		52.0	18.1	2.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.6%	10/17-9/22		64.7	33.3	1.8
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	11/16		5.0	2.8	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)				8.5	8.4	7.2
		Subordinated Notes(6)				25.9	13.3	20.6
							21.7	27.8
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)				20.0	15.5	16.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(6)			6,241		5.7	3.8
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)			13,796		4.5	8.1
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)				15.0	8.8	17.4
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)				2.0	1.7	1.5
Cent CDO 12 Limited(7)(8)		Income Notes(6)				26.4	13.0	26.1
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)				5.0	2.1	2.8
Champlain CLO(7)(8)		Preferred Securities(6)			1,000,000		0.5	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)			360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)			34,170,000		23.8	8.7
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(6)			3,089,177		5.0	3.1
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)				15.0	12.2	12.1
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)			5,750,000		3.1	3.4
Flagship CLO V(7)(8)		Deferrable Notes(6)				1.7	1.4	1.3
		Subordinated Securities(6)			15,000		7.8	11.1
							9.2	12.4
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)				4.0	1.4	0.6
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)				6.7	7.3	5.6
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)				9.0	4.0	7.8
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)				7.0	6.6	6.7
Mayport CLO Ltd.(7)(8)		Income Notes				14.0	9.5	10.4
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)			10,000		4.1	7.7
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(6)			5,000,000		1.9	3.0
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)				10.0	9.0	9.0
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)				14.0	14.8	16.7
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)			20,000,000		13.0	16.0
Subtotal Non-Control / Non-Affiliate Investments (25% of total investments at fair value)							$1,852.0	$1,306.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	9.5%	12/13		$6.4	$6.4	$6.4
		Redeemable Preferred Stock(4)(6)			859		1.6	2.1
		Common Stock(4)(6)			3,061		5.0	—
							13.0	8.5
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	15.0%	2/13		5.4	3.2	0.5
		Common Stock(4)(6)			8,569,905		25.4	—
							28.6	0.5
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(6)	19.6%	12/13		21.9	20.8	20.7
		Convertible Preferred Stock(4)(6)			5,592,367		8.9	13.3
		Common Stock(4)(6)			131,315		0.1	0.3
		Common Stock Warrants(4)(6)			5,653,978		—	5.1
							29.8	39.4
IEE Holding 1 S.A.(7)	Auto Components	Common Stock(4)			250,000		4.5	11.9
IS Holdings I, Inc.	Software	Common Stock(4)(6)			1,165,930		—	14.4
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	16.0%	8/14		10.3	10.3	9.8
		Common Units(4)(6)			10.6%		9.5	3.6
							19.8	13.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)			4,213		1.2	3.1
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.2	—
		Common Units(4)			350,000		0.3	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	2.1
							1.3	4.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	15.3%	9/14		101.5	100.2	100.7
		Convertible Preferred Stock(6)			12,135,088		56.0	67.9
		Common Stock Warrants(4)			6,521,904		1.3	1.7
							157.5	170.3
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.1	3.4
Subtotal Affiliate Investments (5% of total investments at fair value)							$261.3	$268.9

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(6)			589		$6.4	$—
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	15.0%	5/16		$6.4	3.7	2.0
		Common Stock(6)			100%		6.0	17.2
							9.7	19.2
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)			81,087		63.5	132.6
		Common Stock(4)(6)			20,139,669		15.6	33.3
							79.1	165.9
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	3.2%	9/16		9.0	9.0	9.0
		Common Membership Interest(6)			100%		140.1	819.4
							149.1	828.4
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	13.9%	7/16		35.7	35.5	35.7
		Redeemable Preferred Stock(4)(6)			403,357		43.9	44.8
		Common Stock(4)(6)			128,681		10.8	—
		Common Stock Warrants(4)(6)			204,663		17.3	—
							107.5	80.5
ASAP Industries Holdings, LLC	Energy Equipment & Services	Senior Debt(6)	5.8%	1/17		26.3	25.0	26.2
		Mezzanine Debt(6)	14.0%	12/18		19.7	19.5	19.7
		Membership Units(4)(6)			100,000		28.9	25.1
							73.4	71.0
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(6)	11.0%	1/14		12.9	12.9	12.9
		Mezzanine Debt(6)	18.6%	1/15		35.0	34.9	35.0
		Convertible Preferred Stock(6)			145,316		24.5	34.5
		Common Stock(4)(6)			13,031		1.8	2.9
							74.1	85.3
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/14		19.8	19.8	19.8
		Redeemable Preferred Stock(4)(6)			21,215		42.7	—
							62.5	19.8
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)			858,410		—	1.2
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	14.0%	12/18		40.0	39.6	40.0
		Convertible Preferred Stock(4)(6)			100,000		57.0	45.9
							96.6	85.9
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.5%	2/13		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(6)	3.0%	2/13		1.1	1.1	1.1
		Convertible Preferred Stock(4)(6)			11,532,842		12.4	2.3
							13.5	3.4
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)			57,940,360		46.5	2.8
Dyno Holding Corp.	Auto Components	Senior Debt(6)	11.5%	11/15		40.3	40.2	40.3
		Mezzanine Debt(6)	7.3%	11/16		17.9	17.8	17.9
		Mezzanine Debt(5)(6)	—%	11/16		14.0	11.6	1.0
		Convertible Preferred Stock(4)(6)			389,759		40.5	—
		Common Stock(4)(6)			97,440		10.1	—
							120.2	59.2
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(6)	16.5%	12/14		16.3	16.3	16.3
		Common Stock(4)(6)			583		11.1	10.4
							27.4	26.7
eLynx Holdings, Inc.	IT Services	Senior Debt(6)	7.7%	6/14		1.9	1.9	1.9
		Convertible Preferred Stock(6)			11,728		25.8	32.1
		Redeemable Preferred Stock(4)(6)			21,113		9.0	5.4
		Common Stock(4)(6)			11,261		1.1	—
		Common Stock Warrants(4)(6)			1,078,792		13.1	—
							50.9	39.4
European Capital Limited(7)	Diversified Financial Services	Subordinated Debt(6)	7.3%	6/15		109.2	109.1	109.2
		Ordinary Shares(4)(6)			100%		1,267.3	700.2
							1,376.4	809.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	1/17		46.7	46.2	46.7
		Common Membership Units(4)(6)			58,297		44.5	3.8
							90.7	50.5
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.3%	2/13-10/13		40.1	40.1	40.1
		Mezzanine Debt(5)(6)	20.3%	4/14-10/14		69.8	36.9	14.4
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)(6)			129,514		15.6	—
							93.2	54.5
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(6)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	18.8%	10/18-10/19		78.2	37.8	29.9
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							66.9	37.3
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	9.9%	2/13-6/14		38.0	34.0	11.1
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(5)(6)	8.5%	5/13		8.1	6.4	5.2
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	3/14		1.6	1.6	—
		Common Stock(4)(6)			64,917		12.9	—
		Common Stock Warrants(4)(6)			6,500		1.3	—
							15.8	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	9.5%	1/17		15.4	15.1	15.3
		Senior Debt(5)(6)	12.0%	1/17		5.2	3.9	5.6
		Convertible Preferred Stock(4)(6)			4,000		1.0	—
		Common Stock(4)(6)			100%		0.7	—
							20.7	20.9
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	12.0%	12/14		14.4	9.8	7.4
		Redeemable Preferred Stock(4)(6)			6,482,972		6.6	—
							16.4	7.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)			1		1.5	1.5
LLSC Holdings Corporation	Personal Products	Mezzanine Debt(6)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(6)			7,496		8.1	15.1
		Common Stock(4)(6)			833		—	1.7
		Common Stock Warrants(4)(6)			675		—	1.4
							13.6	23.7
LVI Holdings, LLC	Professional Services	Senior Debt(6)	7.2%	2/13		2.7	2.7	2.7
		Mezzanine Debt(5)(6)	18.0%	2/13		14.5	8.9	2.9
							11.6	5.6
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)			424,188		75.6	184.6
		Common Stock(4)(6)			55,290		5.5	11.6
		Common Stock Warrants(4)(6)			222,414		18.6	46.6
							99.7	242.8
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)			100		1.5	4.2
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	16.4%	7/16		33.3	33.3	33.3
		Redeemable Preferred Stock(6)			2,485		1.6	1.6
		Convertible Preferred Stock(4)(6)			51,351		18.2	21.0
							53.1	55.9
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	9.5%	8/13-11/13		17.0	15.1	10.5
		Common Stock(4)(6)			860,189		0.1	—
							15.2	10.5
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	14.0%	12/17		53.3	32.8	31.0
		Common Membership Units(4)(6)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(6)	6.8%	4/16-4/17		85.7	71.2	72.8
		Common Stock(4)(6)			72,953		54.3	1.3
							125.5	74.1
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(6)	18.2%	4/18-7/18		141.4	129.9	141.5
		Mezzanine Debt(5)(6)	20.5%	7/18		22.6	9.9	5.5
		Common Membership Units(4)(6)			478,488		17.5	—
							157.3	147.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	11.0%	12/13		5.9	5.9	5.9
		Mezzanine Debt(6)	17.0%	12/14		11.9	11.8	11.9
		Mezzanine Debt(5)(6)	19.0%	12/14		17.1	7.3	0.1
		Common Stock(4)(6)			367,881		4.2	—
							29.2	17.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	15.3%	3/16		27.4	27.3	27.4
		Redeemable Preferred Stock(6)			36,267		25.4	37.0
		Common Stock(6)			40,295		3.9	2.7
		Common Stock Warrants(4)(6)			116,065		11.6	7.6
							68.2	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)			342,500		11.1	—
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	6.6%	7/14-12/15		22.7	20.8	21.6
		Convertible Preferred Stock(4)(6)			2,081,879		7.6	6.5
							28.4	28.1
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(6)			1,101,673		169.6	169.6
		Common Stock(4)(6)			275,419		27.5	—
							197.1	169.6
Specialty Brands Holdings, Inc.	Food Products	Mezzanine Debt(6)	14.1%	5/14		37.0	36.9	37.1
		Redeemable Preferred Stock(6)			122,017		13.3	19.0
		Common Stock(4)(6)			128,175		2.3	25.7
		Common Stock Warrants(4)(6)			56,819		1.4	11.4
							53.9	93.2
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.1	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(6)	12.5%	6/18		27.5	27.5	22.8
		Common Units(4)(6)			490,000		2.0	5.5
							29.5	28.3
UFG Real Estate Holdings, LLC(8)	Real Estate	Common Membership(4)(6)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(6)	14.0%	2/15		5.2	5.2	5.2
		Redeemable Preferred Stock(4)(6)			301,556		18.8	23.4
		Common Stock Warrants(4)(6)			6,862		0.2	—
							24.2	28.6
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	9.5%	7/13		10.4	10.4	10.4
		Mezzanine Debt(6)	15.0%	7/13		42.1	26.7	42.1
		Redeemable Preferred Stock(4)			1,890		1.9	—
							39.0	52.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	14.6%	12/13		6.6	6.6	6.6
		Redeemable Preferred Membership Units(4)(6)			3,796,269		3.0	0.3
		Common Membership Units(4)(6)			27,400		1.9	—
							11.5	6.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)			703,406		45.6	85.1
		Common Stock(6)			175,853		11.4	21.3
							57.0	106.4

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest			90%		9.8	1.2
Subtotal Control Investments (70% of total investments at fair value)							$3,728.5	$3,689.6
Total Investment Assets							$5,841.8	$5,264.9

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(6)	LIBOR/5.1%	8/19	1	$8.7	$—	$10.6
Subtotal Derivative Assets						$—	$10.6

Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.1%/LIBOR	8/16-8/19	2	$122.4	$—	$(16.5)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.3%/LIBOR	5/16-11/19	3	98.6	—	(13.4)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(6)	5.2%/LIBOR	11/19	1	71.6	—	(2.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(5.0)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.5%/LIBOR	2/13	1	9.2	—	(0.1)
American Capital TRS, LLC	Total Return Swap	N/A	12/13	1	200.0	—	—
Subtotal Derivative Liabilities						$—	$(37.7)
Total Derivative Agreements, Net						$—	$(27.1)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
JP Morgan Prime Money Market Fund Capital	$68.0	$68.0
Wells Fargo Advantage Heritage Fund	40.0	40.0
JP Morgan Liquid Assets Money Market Fund	7.2	7.2
Fidelity Institutional Prime Money Market Portfolio Institutional Class	6.0	6.0
First American Prime Obligation Z	5.5	5.5
Federated Inv PR CSH OBL-IS	4.0	4.0
Fidelity Institutional Money Market Treasury Portfolio - Class I	3.0	3.0
Invesco Short Term Investments Trust Liquid Assets Portfolio Corporate Class	2.0	2.0
Total Money Market Funds	$135.7	$135.7

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity and expiration dates represent the earliest and the latest dates in which the security matures or the instrument expires.

(3)	Included in cash and cash equivalents on our consolidated balance sheets.

(4)	Some or all of the securities are non-income producing.

(5)	Loan is on non-accrual status and therefore considered non-income producing.

(6)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

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

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		$70.8	$70.3	$70.8
		Convertible Preferred Stock(7)			70,752		68.1	111.7
		Common Stock(4)(7)			17,687,156		15.8	26.7
							154.2	209.2
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		16.1	16.0	16.3
American Acquisition, LLC(9)	Capital Markets	Senior Debt(7)	14.3%	12/12		13.7	13.6	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.1%	6/14		18.5	18.5	16.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.0	15.9	16.0
		Mezzanine Debt(7)	18.6%	1/15		30.3	30.1	30.3
		Convertible Preferred Stock(4)(7)			148,742		29.6	32.7
		Common Stock(4)(7)			7,829		1.3	1.7
							76.9	80.7
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(9)	Capital Markets	Limited Partnership Interest(4)					4.8	4.3
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.3%	9/14		30.0	29.8	27.7
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(7)			13,381		8.9	9.9
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	4/13		51.6	51.5	52.2
		Common Stock(4)			583		0.6	1.2
							52.1	53.4
Contec, LLC	Household Durables	Mezzanine Debt(6)(7)	12.5%	9/15		16.9	16.8	—
Delsey Holding S.A.S.(8)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.6%	2/14		20.5	20.5	13.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		25.3	42.2
		Convertible Preferred Stock(4)(7)			29,569		3.0	3.8
		Common Stock Warrants(4)(7)			89,020		16.9	1.2
							45.2	47.2
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.7	1.7
		Common Units(4)			3,830,068		0.7	1.1
							2.4	2.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		17.7	17.6	17.7
		Mezzanine Debt(6)(7)	15.5%	11/14		19.1	11.8	9.2
		Redeemable Preferred Stock(4)(7)			919		0.9	—
		Convertible Preferred Stock(4)(7)			861,364		20.9	—
							51.2	26.9
Flexera Software, LLC	Software	Senior Debt(7)	11.0%	10/18		15.0	14.0	14.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	12/12-5/13		18.6	18.6	18.6
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.9	13.3	8.3
		Mezzanine Debt(6)(7)	20.0%	6/15		17.3	8.9	—
		Redeemable Preferred Stock(4)(7)			4,469		39.1	—
		Convertible Preferred Stock(4)(7)			21,715		23.3	—
		Common Stock(4)(7)			5,429		5.8	—
							109.0	26.9
Groupe Unipex(8)	Personal Products	Mezzanine Debt	10.9%	5/17		6.8	6.0	5.8
		Common Stock Warrants(4)			840,001		0.9	0.8
							6.9	6.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	2.9	1.0
IS Holdings I, Inc.	Software	Common Stock(7)			1,165,930		—	9.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	15.6
KIK Custom Products, Inc.(8)	Household Products	Senior Debt(6)(7)	5.3%	12/14		22.5	21.6	14.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.1	6.2
		Warrant(4)			12.5%		0.8	3.4
							6.9	9.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.6%	10/14		124.0	123.5	124.5
		Mezzanine Debt(7)	14.1%	4/15		57.3	56.9	57.3
		Convertible Preferred Stock(7)			435,724		68.6	141.1
		Common Stock(4)(7)			24,503		2.8	4.1
		Common Stock Warrants(4)(7)			222,156		18.6	37.5
							270.4	364.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.9%	3/15		5.0	5.0	4.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value

NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.7	3.4
		Common Stock(4)			633,408		0.1	—
							8.8	3.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.2	3.3	2.9
Orion Foundry, Inc.(5)(8)	Internet Software & Services	Senior Debt(7)	7.8%	12/15		13.6	13.3	6.5
		Senior Debt(6)(7)	8.5%	12/15		5.5	4.5	2.7
							17.8	9.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	16.5%	7/14		43.2	43.1	43.2
		Convertible Preferred Stock(4)(7)			14,938		14.9	20.3
							58.0	63.5
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		2.6	2.5	2.2
Parts Holding Coörperatief U.A(8)	Distributors	Membership Entitlements(4)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(4)(7)			5,000,000		—	8.2
Qioptiq S.à r.l.(8)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		34.4	34.3	32.7
Qualium I(8)	Capital Markets	Common Stock(4)			241,879		2.0	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	13.6%	10/14		30.7	30.6	30.7
		Redeemable Preferred Stock(4)(7)			133		13.3	—
		Convertible Preferred Stock(4)(7)			1,541		192.3	—
		Common Stock(4)(7)			15,414		32.7	—
							268.9	30.7
Renaissance Learning, Inc.	Software	Senior Debt(7)	12.0%	10/18		10.0	9.6	9.6
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.8	17.7	17.8
		Convertible Preferred Stock(4)(7)			77,640,000		7.7	15.8
		Common Stock(4)(7)			78,242		0.1	—
							25.5	33.6
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		37.3	37.1	37.4
		Mezzanine Debt(7)	15.5%	8/15-8/16		41.6	41.3	40.6
		Mezzanine Debt(6)(7)	17.5%	8/17		33.8	18.5	23.7
							96.9	101.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		47.0	46.8	47.1
		Mezzanine Debt(7)	15.3%	6/15-6/16		55.1	54.8	55.2
		Convertible Preferred Stock(4)(7)			84,043		40.7	27.2
							142.3	129.5
Survey Sampling International, LLC	Media	Mezzanine Debt(7)	15.0%	7/18		40.6	40.2	40.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/15		58.0	57.8	45.6
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		83.1	82.7	83.2
		Mezzanine Debt(7)	20.0%	11/15		35.5	35.5	36.0
		Convertible Preferred Stock(7)			8,263,171		10.8	22.7
							129.0	141.9
ThreeSixty Sourcing, Inc.(8)	Commercial Services & Supplies	Common Stock Warrants(4)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	44.2
Tyden Cayman Holdings Corp.(8)	Electronic Equipment, Instruments & Components	Common Stock(4)(7)			3,218,667		3.8	4.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		99.0	98.6	94.9
		Convertible Preferred Stock(4)(7)			2,008,575		229.3	81.8
		Common Stock(4)(7)			502,144		49.8	—
							381.6	180.6

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.0	0.3
CD 2007-CD4 Commercial Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	4/17		14.0	8.7	0.1
CD 2007-CD5 Mortgage Trust(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	12/17		14.8	9.3	1.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	7/17		67.5	33.9	11.0
COBALT CMBS Commercial Mortgage Trust 2007-C3(9)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(7)	5.2%	10/17		11.1	7.9	0.2
Credit Suisse Commercial Mortgage Trust Series 2007-C4(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	8/17		20.8	11.3	2.2
GE Commercial Mortgage Corporation, Series 2007-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.9%	12/19		4.4	4.0	—
GS Mortgage Securities Trust 2006-GG10(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		7.0	4.1	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	7/17		52.3	9.2	1.0
LB-UBS Commercial Mortgage Trust 2007-C6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.4%	8/17		36.6	21.4	1.5
LB-UBS Commercial Mortgage Trust 2008-C1(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.3%	7/23-7/24		19.4	7.4	0.3
ML-CFC Commercial Mortgage Trust 2007-6(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.0%	4/17		9.8	3.1	0.1
ML-CFC Commercial Mortgage Trust 2007-8(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	8/17		32.8	18.7	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	7.0%	5/17		20.0	10.8	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	5.8%	10/17		66.0	42.4	2.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	39.6	5.3
Wachovia Bank Commercial Trust 2006-C28(9)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(7)	6.2%	11/16		5.0	2.8	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(8)(9)		Secured Notes(7)				8.5	8.4	5.7
		Subordinated Notes(7)				25.9	16.1	16.8
							24.5	22.5
Ares IIIR/IVR CLO Ltd.(8)(9)		Subordinated Notes(7)				20.0	17.1	13.5
Ares VIII CLO, Ltd.(8)(9)		Preference Shares(7)			6,241		4.8	2.7
Avalon Capital Ltd. 3(8)(9)		Preferred Securities(7)			13,796		5.0	6.5
Babson CLO Ltd. 2006-II(8)(9)		Income Notes(7)				15.0	10.2	14.4
BALLYROCK CLO 2006-2 LTD.(8)(9)		Deferrable Notes(7)				2.0	1.6	1.5
Cent CDO 12 Limited(8)(9)		Income Notes(7)				26.4	15.5	23.5
Centurion CDO 8 Limited(8)(9)		Subordinated Notes(7)				5.0	2.1	2.7
Champlain CLO(8)(9)		Preferred Securities(7)			1,000,000		1.0	0.7
CoLTs 2005-1 Ltd.(8)(9)		Preference Shares(4)(7)			360		2.0	0.4
CoLTs 2005-2 Ltd.(8)(9)		Preference Shares(7)			34,170,000		22.4	8.7
CREST Exeter Street Solar 2004-2(8)(9)		Preferred Securities(7)			3,089,177		3.8	2.2
Eaton Vance CDO X plc(8)(9)		Secured Subordinated Income Notes(7)				15.0	12.6	9.8
Essex Park CDO Ltd.(8)(9)		Preferred Securities(7)			5,750,000		2.4	2.6
Flagship CLO V(8)(9)		Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		8.6	9.6
							10.0	10.8
Galaxy III CLO, Ltd(8)(9)		Subordinated Notes(4)(7)				4.0	1.6	0.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO IV, LTD(8)(9)		Income Notes(7)				6.7	7.5	5.1
LightPoint CLO VII, Ltd.(8)(9)		Subordinated Notes(7)				9.0	5.1	6.3
LightPoint CLO VIII, Ltd.(8)(9)		Deferrable Notes(7)				7.0	6.5	5.3
Mayport CLO Ltd.(8)(9)		Income Notes(7)				14.0	10.2	9.2
NYLIM Flatiron CLO 2006-1 LTD.(8)(9)		Subordinated Securities(7)			10,000		5.3	6.9
Octagon Investment Partners VII, Ltd.(8)(9)		Preferred Securities(7)			5,000,000		1.6	2.5
Sapphire Valley CDO I, Ltd.(8)(9)		Subordinated Notes(7)				14.0	16.0	13.1
Vitesse CLO, Ltd.(8)(9)		Preferred Securities(7)			20,000,000		13.7	12.8
Subtotal Non-Control / Non-Affiliate Investments (41% of total investments at fair value)							$2,781.2	$2,113.3

AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp,(5)(9)	Real Estate	Common Stock(7)			2,000,100		$40.0	$34.6
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$7.0	6.9	6.7
		Redeemable Preferred Stock(4)(7)			859		1.6	1.0
		Common Stock(4)(7)			3,061		5.0	—
							13.5	7.7
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		9.7	9.7	9.2
		Common Stock(4)(7)			110,684		11.8	5.2
							21.5	14.4
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	2/11		4.9	3.2	4.7
		Common Stock(4)(7)			8,569,905		25.4	—
							28.6	4.7
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	—%	4/12		4.1	3.9	3.2
		Convertible Preferred Stock(4)(7)			5,592,367		8.9	10.8
		Common Stock(4)(7)			131,315		0.1	0.1
							12.9	14.1
IEE Holding 1 S.A.(8)	Auto Components	Common Stock(4)			250,000		4.5	6.9
Neways Holdings, L.P.(8)	Personal Products	Senior Debt(6)(7)	17.3%	2/12		29.1	18.4	15.8
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(7)			4,213		1.6	2.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	—
		Common Units(4)			350,000		0.4	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	0.6
							1.3	2.5
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.3	3.0
Subtotal Affiliate Investments (2% of total investments at fair value)							$148.1	$106.5

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(7)			589		$14.5	$2.7
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.5	3.7	0.6
		Common Stock(7)			100%		11.3	15.1
							15.0	15.7
American Capital Asset Management, LLC	Capital Markets	Senior Debt(7)	3.3%	9/16		6.0	6.0	6.0
		Common Membership Interest(7)			100%		39.6	390.1
							45.6	396.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.6	43.3	43.6
		Redeemable Preferred Stock(7)			403,357		40.4	56.1
		Common Stock(4)(7)			128,681		10.8	0.8
		Common Stock Warrants(4)(7)			204,663		17.3	1.2
							111.8	101.7
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.6	2.6	2.6
		Mezzanine Debt(7)	17.1%	8/12		64.0	63.9	67.1
		Redeemable Preferred Stock(4)(7)			15,107		30.8	34.2
		Convertible Preferred Stock(4)(7)			2,549,410		8.8	—
		Preferred Stock Warrants(4)(7)			230,681		1.0	—
							107.1	103.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Auto Network Member Corp.	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(7)			1,514		0.1	1.5
		Common Stock(4)(7)			65		0.7	—
							0.8	1.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		18.4	18.4	18.4
		Redeemable Preferred Stock(4)(7)			21,215		42.8	7.5
							61.2	25.9
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Redeemable Preferred Stock(7)			10,303		1.3	1.0
		Convertible Preferred Stock(4)(7)			858,410		—	11.7
		Common Stock(4)(7)			188,889		—	2.0
							1.3	14.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	2/12		4.6	4.6	0.3
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(7)	3.0%	4/12-10/12		1.0	1.0	1.0
		Convertible Preferred Stock(4)(7)			11,532,842		12.4	1.4
							13.4	2.4
Core Financial Holdings, LLC(9)	Diversified Financial Services	Common Units(4)(7)			57,940,360		47.5	4.1
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.5	40.3	40.5
		Mezzanine Debt(6)(7)	3.9%	11/16		30.6	25.6	15.0
		Convertible Preferred Stock(4)(7)			389,759		40.5	—
		Common Stock(4)(7)			97,440		10.1	—
							116.5	55.5
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.5	14.4	14.5
		Common Stock(4)(7)			583		11.1	11.1
							25.5	25.6
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		7.5	7.5	7.5
		Convertible Preferred Stock(4)(7)			11,728		20.7	6.8
		Redeemable Preferred Stock(4)(7)			21,113		8.9	—
		Common Stock(4)(7)			11,261		1.1	—
		Common Stock Warrants(4)(7)			1,078,792		13.1	—
							51.3	14.3
European Capital Limited(8)	Diversified Financial Services	Subordinated Debt(7)	7.8%	12/13		73.4	73.3	73.4
		Ordinary Shares(4)(7)			100%		1,267.3	547.3
							1,340.6	620.7
European Touch, Ltd. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	1/12-2/12		0.4	0.4	0.1
EXPL Pipeline Holdings LLC(9)	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.2	44.9	45.2
		Common Membership Units(4)(7)			58,297		44.5	11.6
							89.4	56.8
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.1	40.0	40.1
		Mezzanine Debt(7)	18.7%	4/14-10/14		38.1	38.0	38.1
		Mezzanine Debt(6)(7)	22.5%	10/14		21.6	8.2	2.5
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)(7)			129,514		15.6	—
							102.4	80.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(7)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(8)	Commercial Services & Supplies	Mezzanine Debt(6)(7)	18.7%	12/13-12/14		64.7	37.9	14.7
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							59.6	14.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.1	8.2	6.6
		Mezzanine Debt(6)(7)	15.0%	5/14		11.7	8.8	—
		Redeemable Preferred Stock(4)(7)			14,042,095		12.8	—
		Common Stock(4)(7)			6,088,229		2.3	—
							32.1	6.6
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	3/12		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	3/12		15.4	14.3	2.8
		Common Stock(4)(7)			64,917		13.0	—
		Common Stock Warrants(4)(7)			6,500		1.3	—
							30.2	4.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.1%	1/12		20.1	20.1	20.1
		Senior Debt(6)(7)	12.0%	1/12		6.4	5.0	1.5
		Mezzanine Debt(6)(7)	24.5%	10/12		21.9	6.6	—
		Convertible Preferred Stock(4)(7)			4,000		1.0	—
		Common Stock(4)(7)			2.5%		0.7	—
							33.4	21.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	12.0%	12/14		12.6	9.8	4.4
		Redeemable Preferred Stock(4)(7)			26,070,518		33.1	—
							42.9	4.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(7)			1		1.5	1.5
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.3	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.7	18.7	18.7
		Mezzanine Debt(7)	8.0%	12/14		46.8	46.7	46.8
		Redeemable Preferred Stock(4)(7)			6,160		3.4	—
		Convertible Preferred Stock(4)(7)			15,797		12.2	17.1
		Common Stock(4)(7)			14,000		1.4	—
		Common Stock Warrants(4)(7)			464,242		2.9	—
							85.3	82.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.5%	8/15		1.7	1.7	1.7
		Mezzanine Debt(7)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(7)			7,496		8.1	8.9
							15.3	16.1
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	6/12		2.7	2.7	3.2
		Mezzanine Debt(6)(7)	18.0%	2/13		13.7	8.9	4.2
							11.6	7.4
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	6.3%	9/12		1.0	1.0	1.0
		Mezzanine Debt(7)	17.0%	9/13		12.1	12.0	12.1
		Convertible Preferred Stock(4)(7)			13,199,000		13.2	5.4
		Common Stock(4)(7)			3,299,582		3.3	—
							29.5	18.5
Montgomery Lane, LLC(9)	Diversified Financial Services	Common Membership Units(4)(7)			100		6.4	4.7
Montgomery Lane, LTD(8)(9)	Diversified Financial Services	Common Membership Units(4)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.4%	2/13-2/14		30.7	30.6	30.7
		Redeemable Preferred Stock(7)			2,485		1.4	1.4
		Convertible Preferred Stock(4)(7)			38,326		13.6	8.9
							45.6	41.0
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	6.5%	8/13		17.4	17.0	15.9
		Common Stock(4)(7)			860,189		0.1	—
							17.1	15.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		47.7	32.8	31.0
		Common Membership Units(4)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		14.8	14.7	13.6
		Senior Debt(6)(7)	6.5%	4/16		68.9	65.9	22.1
		Common Stock(4)(7)			73,953		58.2	—
							138.8	35.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	18.3%	8/16		131.5	131.0	131.5
		Mezzanine Debt(6)(7)	23.0%	10/16		37.1	19.8	4.1
		Common Membership Units(4)(7)			478,488		17.5	—
							168.3	135.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.6%	12/12		6.8	6.8	6.8
		Mezzanine Debt(6)(7)	18.2%	12/14		24.1	15.4	9.4
		Common Stock(4)(7)			367,881		4.2	—
							26.4	16.2
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.8	28.6	28.8
		Redeemable Preferred Stock(7)			36,267		35.7	47.3
		Common Stock(4)(7)			40,295		3.9	4.6
		Common Stock Warrants(4)(7)			116,065		11.6	13.3
							79.8	94.0
Plumbing Holding Corporation	Building Products	Common Stock(4)(7)			342,500		11.1	—
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(6)(7)	6.5%	2/15		8.5	6.2	2.7
		Preferred Interest(4)(7)					37.8	—
		Common Interest(4)(7)			22.1%		13.8	—
							57.8	2.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.6	5.6	5.6
		Mezzanine Debt(7)	12.6%	6/15		137.0	136.4	137.0
		Convertible Preferred Stock(7)			1,101,673		148.4	156.1
		Common Stock(4)(7)			275,419		27.5	—
							317.9	298.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date(2)	# of shares/ units owned	Principal	Cost	Fair Value
Specialty Brands Holdings, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		36.3	36.1	36.3
		Redeemable Preferred Stock(7)			122,017		11.9	17.5
		Common Stock(4)(7)			128,175		2.3	25.7
		Common Stock Warrants(4)(7)			56,819		1.4	11.4
							51.7	90.9
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.2	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/12		22.4	20.4	21.7
		Preferred Membership Units(7)			20,000		24.3	14.6
		Common Units(4)(7)			490,000		2.0	24.2
							46.7	60.5
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(4)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		5.7	5.6	5.7
		Redeemable Preferred Stock(4)(7)			301,556		7.9	9.0
		Common Stock Warrants(4)(7)			6,862		0.2	—
							13.7	14.7
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(7)	8.5%	6/12		13.5	13.5	13.5
		Mezzanine Debt(7)	14.5%	6/12		23.5	13.1	24.6
		Redeemable Preferred Stock(4)			14,630		14.6	—
		Common Stock(4)			126,001		1.3	—
							42.5	38.1
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		7.4	8.0
		Common Membership Units(4)(7)			27,400		1.9	9.0
							15.3	23.0
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		88.5	88.1	88.5
		Convertible Preferred Stock(7)			703,406		104.9	175.2
		Common Stock(4)(7)			175,853		17.6	35.2
							210.6	298.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(9)	Diversified Financial Services	Partnership Interest			90%		14.4	6.0
Subtotal Control Investments (57% of total investments at fair value)							$3,809.5	$2,910.4
Total Investment Assets							$6,738.8	$5,130.2

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$20.6	$—	$9.7
Subtotal Derivative Assets						$—	$9.7

BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	$251.5	$—	$(36.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	216.7	—	(23.3)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	5/16-11/19	3	116.5	—	(15.7)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(14.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.9	—	(4.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.8)
Subtotal Derivative Liabilities						$—	$(98.6)
Total Derivative Agreements, Net						$—	$(88.9)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2011 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(7)
Federated Tax-Free Obligation Fund	$7.0	$7.0
Morgan Stanley Liq Treas Srv	5.8	5.8
Federated Governmental Fund 57	5.3	5.3
Fidelity Money Market Pt CI I	5.0	5.0
Invesco Stit Treasury Portfolio	5.0	5.0
Total Money Market Funds	$28.1	$28.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity and expiration dates represent the earliest and the latest dates in which the security matures or the instrument expires.

(3)	Included in cash and cash equivalents on our consolidated balance sheets.

(4)	Some or all of the securities are non-income producing.

(5)	Publicly traded company or a consolidated subsidiary of a public company.

(6)	Loan is on non-accrual status and therefore considered non-income producing.

(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

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

Reclassifications

We have reclassified certain prior period amounts in our consolidated financial statements to conform to our current period presentation. These reclassifications had no impact on the prior periods' net earnings or shareholders' equity.

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company. The Securities and Exchange Commission (“SEC”) issued guidance that the term “investment company” in this context refers to a “registered investment company.” An exception to the guidance in ASC 946 occurs if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Our consolidated financial statements include the accounts of a controlled operating company if all or substantially all of the services provided by the controlled operating company are provided to us or to portfolio companies in which we hold substantially all of the ownership interests. We were the sole shareholder of American Capital Financial Services, Inc. (“ACFS”), a taxable operating subsidiary. Through ACFS, we provided advisory, management and other services to our portfolio companies. On June 30, 2010, we merged ACFS into us. Until its merger into us on June 30, 2010, ACFS was a consolidated controlled operating company as it was considered to provide all or substantially all of its services to us and our portfolio companies. Our investments in other nonregistered investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated.

In addition, on December 19, 2012, American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into a non-recourse total return swap (“TRS”) with Citibank, N.A. (“Citibank”). ACTRS does not have any other operations or activities beyond the TRS investment. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). See Note 10 to these consolidated financial statements for further discussion of the accounting for ACTRS’ TRS investment.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Investment Valuation Policy

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. We also invest in both investment grade and non-investment grade structured financial product investments (“Structured Products”), which includes collateralized loan obligation (“CLO”) securities, collateralized debt obligation (“CDO”) securities and commercial mortgage backed securities (“CMBS”).

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

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have identified the M&A market as the principal market for our investments in portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital Asset Management, LLC (“American Capital Asset Management”), on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.

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

Investments in Alternative Asset Investment Funds

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services-Investment Companies, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of market price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, public to private liquidity discounts, expected future cash flows available to equity holders including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of December 31, 2012, we owned all of the equity in European Capital Limited (“European Capital”), an investment fund that invests in senior and mezzanine debt equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to comparable publicly traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily consist of accounts that are restricted per our credit agreements for collection of interest and principal payments on loans that are securitized or pledged as collateral and are required to be used to pay interest and principal on securitized or secured debt are classified as restricted cash. Restricted cash and cash equivalents are carried at cost which approximates fair value.

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

Fee Income Recognition

Fees primarily include alternative asset management, portfolio company management, transaction structuring, financing and prepayment fees. Alternative asset management fees primarily represent fees for providing investment advisory and support services to American Capital Asset Management, our alternative asset management portfolio company. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our private finance portfolio companies. Alternative asset management and portfolio company management fees are recognized as earned, provided that collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Debt prepayment fees are recognized as they are received.

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

Derivative Financial Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to primarily manage the adverse impact of interest rates changes on our cash flows by locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligation under the terms of our asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in fair value reflected in net unrealized appreciation or depreciation during the reporting period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC 815. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on the interest settlement date.

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

Through our tax year September 30, 1998 through September 30, 2010, we operated to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. Dividends declared and paid up to one year after the current tax year can generally be carried back to the prior tax year for determining the dividends paid in such tax year. We have distributed sufficient dividends earned while we were a RIC to eliminate taxable income for those years.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years, or the shorter of the estimated useful life or lease term for leasehold improvements. Property and equipment are included in other assets on our consolidated balance sheets.

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

Deferred Financing Costs

Financing costs related to long-term debt obligations are deferred and amortized over the life of the debt using either the effective interest method or straight-line method. Deferred financing costs are included in other assets on our consolidated balance sheets.

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

The transfers of financial assets to alternative asset funds managed by subsidiaries of our wholly-owned portfolio company, American Capital Asset Management, have been treated as sales by us under ASC 860. The transfer of financial assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under ASC 860.

Stock-Based Compensation

We account for all share-based payments to employees under FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period only for those awards expected to vest using an estimated forfeiture rate. In addition, we calculate our pool of excess tax benefits available within capital in excess of par value on our consolidated balance sheets in accordance with the provisions ASC 718.

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with multiple large commercial financial institutions.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of these amendments applies to derivatives accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These amendments are effective for annual and interim periods beginning on or after January 1, 2013. We do not believe the adoption of ASU 2011-11 as clarified by ASU 2013-01 will have a material impact on our consolidated financial statements.

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

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of December 31, 2012 and 2011:

	2012
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$843	$843
Mezzanine debt	—	—	1,114	1,114
Preferred equity	—	—	1,194	1,194
Common equity	—	—	1,777	1,777
Equity warrants	—	—	90	90
Structured Products	—	—	247	247
Derivative agreements, net	—	(27)	—	(27)
Total	$—	$(27)	$5,265	$5,238

	2011
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,054	$1,054
Mezzanine debt	—	—	1,464	1,464
Preferred equity	—	—	1,110	1,110
Common equity	—	35	1,172	1,207
Equity warrants	—	—	77	77
Structured Products	—	—	218	218
Derivative agreements, net	—	—	(89)	(89)
Total	$—	$35	$5,006	$5,041

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the years ended December 31, 2012 and 2011:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,172	$77	$218	$(89)	$5,006
Net realized (loss) gain(1)	(28)	(37)	(155)	(27)	9	(52)	(75)	(365)
Reversal of prior period net (appreciation) depreciation on realization(2)	30	33	167	31	(9)	51	67	370
Net unrealized appreciation (depreciation)(2)(3)	60	37	44	512	23	48	(14)	710
Purchases(4)	355	176	212	148	2	9	—	902
Sales(5)	(3)	—	(201)	(99)	(12)	—	—	(315)
Settlements, net(6)	(625)	(559)	17	40	—	(27)	75	(1,079)
Transfers out of Level 3(7)	—	—	—	—	—	—	36	36
Balances, December 31, 2012	$843	$1,114	$1,194	$1,777	$90	$247	$—	$5,265

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373
Net realized (loss) gain(1)	(197)	(156)	33	89	(3)	(112)	(50)	(396)
Reversal of prior period net depreciation (appreciation) on realization(2)	201	156	(39)	(58)	3	112	41	416
Net unrealized (depreciation) appreciation(2)(3)	(19)	(114)	57	272	(3)	52	(28)	217
Purchases(4)	80	228	107	—	1	1	—	417
Sales(5)	(6)	(10)	(227)	(182)	—	—	—	(425)
Settlements, net(6)	(287)	(423)	45	53	—	(34)	50	(596)
Balances, December 31, 2011	$1,054	$1,464	$1,110	$1,172	$77	$218	$(89)	$5,006

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

(7)	Derivative agreements had historically been categorized as Level 3 within the fair value hierarchy due to a significant unobservable input associated with a credit valuation adjustment. During 2012, the credit valuation adjustment was no longer considered to be significant in the determination of the fair value of our derivative agreements. As a result, the derivative agreements were transferred out of Level 3 and into Level 2 of the fair value hierarchy. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$377	Enterprise discounted cash flow	Discount rate	10%	55%	17%
			Terminal value growth rate	—%	4%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(28%)
			Control premium	—%	23%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	(5%)	(31%)
Mezzanine Debt	$942	Enterprise discounted cash flow	Discount rate	13%	82%	17%
			Terminal value growth rate	3%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(58%)	10%	(27%)
			Control premium	—%	23%	17%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	40%	(26%)
Preferred Equity	$1,122	Enterprise discounted cash flow	Discount rate	11%	55%	14%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(58%)	15%	(16%)
			Control premium	11%	23%	17%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	40%	(9%)
Common Equity	$1,777	Enterprise discounted cash flow	Discount rate	7%	82%	17%
			Terminal value growth rate	3%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(18%)
			Control premium	—%	23%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	40%	(14%)
Equity Warrants	$90	Enterprise discounted cash flow	Discount rate	12%	22%	14%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	—%	(23%)
			Control premium	11%	23%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(30%)	40%	(7%)

Market Yield Valuation Methodology
Senior Debt	$466	Discounted cash flow	Market yield	7%	25%	13%
			Estimated remaining life	1 yr	4 yrs	2 yrs
Mezzanine Debt	$172	Discounted cash flow	Market yield	14%	21%	17%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Preferred Equity	$72	Discounted cash flow	Market yield	18%	20%	20%
			Estimated remaining life	1 yr	3 yrs	1 yr
Structured Products	$247	Discounted cash flow	Discount rate	8%	133%	14%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	4%	2%
		Sales of comparable securities	Cover price adjustment	2%	10%	2%
	$5,265

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of December 31, 2012 and 2011:

	2012	2011
Cost
Senior debt	15.2%	17.7%
Mezzanine debt	19.4%	23.0%
Preferred equity	24.2%	22.9%
Common equity	33.1%	28.3%
Equity warrants	1.5%	1.3%
Structured Products	6.6%	6.8%
Total	100.0%	100.0%

Fair Value
Senior debt	16.0%	20.6%
Mezzanine debt	21.2%	28.5%
Preferred equity	22.7%	21.6%
Common equity	33.7%	23.5%
Equity warrants	1.7%	1.5%
Structured Products	4.7%	4.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and fair value as a percentage of total investments as of December 31, 2012 and 2011. Our investments in European Capital, CLO and CDO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	2012	2011
Cost
Life Sciences Tools and Services	11.5%	7.4%
Household Durables	6.4%	6.0%
Real Estate and Real Estate Investment Trusts	5.5%	6.7%
Commercial Services and Supplies	4.8%	9.1%
Hotels, Restaurants and Leisure	4.7%	6.2%
Aerospace and Defense	4.6%	3.3%
Internet and Catalog Retail	4.5%	4.2%
Auto Components	4.5%	3.2%
Professional Services	4.4%	3.3%
Pharmaceuticals	4.0%	2.7%
Capital Markets	3.9%	1.3%
Construction and Engineering	3.8%	2.6%
Computers and Peripherals	3.4%	3.0%
Health Care Providers and Services	3.1%	5.1%
Health Care Equipment and Supplies	3.1%	2.2%
Food Products	2.8%	4.0%
Diversified Financial Services	2.6%	2.3%
Electrical Equipment	2.6%	5.5%
Diversified Consumer Services	2.5%	2.2%
Oil, Gas and Consumable Fuels	2.1%	1.7%
Energy Equipment and Services	2.0%	0.3%
Electronic Equipment, Instruments and Components	1.9%	2.6%
Leisure Equipment and Products	1.5%	2.9%
Other	9.8%	12.2%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

	2012	2011
Fair Value
Capital Markets	20.0%	9.6%
Life Sciences Tools and Services	7.0%	4.2%
Electrical Equipment	5.9%	9.0%
Health Care Providers and Services	5.2%	5.8%
Commercial Services and Supplies	5.1%	11.7%
Aerospace and Defense	4.4%	3.1%
Pharmaceuticals	4.4%	3.0%
Hotels, Restaurants and Leisure	4.0%	7.0%
Professional Services	4.0%	4.0%
Construction and Engineering	4.0%	3.3%
Health Care Equipment and Supplies	3.6%	2.8%
Internet and Catalog Retail	3.5%	3.0%
Auto Components	3.0%	2.4%
Food Products	2.7%	3.2%
Electronic Equipment, Instruments and Components	2.2%	3.0%
Computers and Peripherals	2.1%	2.8%
Diversified Consumer Services	2.0%	2.4%
Real Estate and Real Estate Investment Trusts	1.9%	2.9%
Energy Equipment and Services	1.9%	0.2%
Building Products	1.6%	1.5%
Other	11.5%	15.1%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments, excluding Structured Products as of December 31, 2012 and 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	2012	2011
Cost
International	27.8%	24.3%
Mid-Atlantic	18.3%	18.2%
Southwest	17.9%	22.7%
Northeast	10.7%	10.5%
South-Central	9.2%	9.0%
Southeast	8.8%	10.5%
North-Central	6.9%	4.2%
Northwest	0.4%	0.6%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	28.8%	25.1%
Southwest	20.5%	25.9%
International	18.7%	14.8%
Southeast	10.2%	13.7%
Northeast	11.1%	10.8%
North-Central	7.2%	5.0%
South-Central	3.1%	4.2%
Northwest	0.4%	0.5%
Total	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Secured term loan due August 2016, net of discount	$597	$—
Fixed rate private secured notes due December 2013	—	30
Floating rate private secured loans due December 2013	—	17
Fixed rate non-amortizing secured notes due December 2013	—	524
Floating rate non-amortizing secured notes due December 2013	—	4
Unsecured public notes due August 2012	—	11
ACAS Business Loan Trust 2004-1 asset securitization	—	21
ACAS Business Loan Trust 2005-1 asset securitization	—	227
ACAS Business Loan Trust 2006-1 asset securitization	85	180
ACAS Business Loan Trust 2007-1 asset securitization	71	140
ACAS Business Loan Trust 2007-2 asset securitization	22	97
Total	$775	$1,251

The daily weighted average debt balance for the years ended December 31, 2012 and 2011 was $960 million and $1,662 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2012 and 2011 was 6.1% and 5.5%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2012 and 2011 was 5.0% and 4.1%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of December 31, 2012 was 4.5%.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

As of December 31, 2012 and 2011, the aggregate fair value of the above borrowings was $781 million and $1,210 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 1 inputs for our publicly traded debt as of December 31, 2012 and 2011 and Level 2 inputs for the remainder of our borrowings. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Refinancing Transaction

Secured Debt Facilities—On August 22, 2012, we completed the refinancing of our then outstanding $575 million of secured debt with proceeds from the new four-year $600 million secured term loan facility (“Term Loan Facility”).

We also obtained simultaneously a new four-year $250 million secured revolving credit facility (“Revolving Credit Facility”), which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the Revolving Credit Facility and Term Loan Facility.

The repayment of the $575 million of secured debt as a result of the refinancing is accounted for as an extinguishment of debt in accordance with ASC 470-50, Modifications and Extinguishments, resulting in a gross loss on debt extinguishment of $5 million related to the write off of unamortized fees and expenses, partially offset by a $2 million tax benefit during the year ended December 31, 2012. The loss is recorded in the financial statement line item loss on extinguishment of debt, net of tax in our consolidated statements of operations. Debt refinancing fees and expenses totaling $16 million paid at closing have been capitalized and will be amortized into interest expense over the life of the Term Loan Facility and the Revolving Credit Facility, respectively.

Maturity Date and Optional Prepayment—The Term Loan Facility matures on August 22, 2016 and may be prepaid earlier at our option in whole or in part without penalty except in the event that the facility is refinanced with a lower interest rate prior to August 22, 2013, in which case the prepayment shall be made at a price equal to 101% of the principal amount prepaid, plus accrued interest. We may borrow, prepay and reborrow loans under the Revolving Credit Facility at any time prior to August 22, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base coverage of 150%, or 110% so long as our borrowing base coverage does not decrease following an advance. The Revolving Credit Facility matures on August 22, 2016.

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

Mandatory Prepayments—Under certain conditions, the Term Loan Facility is subject to mandatory prepayments including if (i) the aggregate amount of the loans outstanding under the facility and amounts outstanding under certain of our secured hedging agreements exceed the borrowing base, as defined in the credit agreement, and we are unable to present a reasonably feasible plan to cure such deficiency within 30 business days, then we must prepay the loans in such amounts as necessary to correct such deficiency; (ii) the borrowing base coverage, as defined in the credit agreement, becomes less than 150%, then we must prepay the loan using excess cash flows (if such amounts plus any proceeds referenced in clauses (iii) and (iv) below equal or exceed $20 million) until such coverage is at least 150%; (iii) we incur certain additional indebtedness (other than permitted indebtedness), then the proceeds must be used to prepay our loan; and (iv) the borrowing base coverage, as defined in the credit agreement, becomes less than 200%, then we must prepay the loan with specified percentages of the proceeds from the sale of certain first lien collateral (if such proceeds plus the amounts referenced in clauses (ii) and (iii) above equal or exceed $20 million), until such coverage is at least 200%. The Revolving Credit Facility is subject to mandatory prepayment in the event that the borrowing base is less than the aggregate amount of revolving loans and certain other debt outstanding until such borrowing base deficiency has

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

been cured. As of December 31, 2012, we were not subject to any mandatory prepayment requirements under the Term Loan Facility or the Revolving Credit Facility.

Interest—The Term Loan Facility bears interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 1.25% per annum, plus 4.25%. As of December 31, 2012, the interest rate on our Term Loan Facility was 5.5%. The Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.

Fees—We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of December 31, 2012, the total commitments under our Revolving Credit Facility were $250 million.

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

Covenants—The Term Loan Facility includes a financial covenant that requires us to maintain a 100% borrowing base coverage. The Revolving Credit Facility has financial covenants that require us to maintain a (i) maximum total leverage ratio not to exceed 0.75:1.00, (ii) 100% borrowing base coverage and (iii) minimum adjusted EBITDA for American Capital Asset Management. We are also subject to additional covenants, including without limitation, restrictions on our ability to incur additional debt and liens, make certain acquisitions and investments, pay cash dividends, repurchase common stock, seek to become a RIC and change our regulatory status as a BDC. We are permitted though under the facilities to pay cash dividends or repurchase of common stock if, on the date of such payment or purchase and after giving effect thereto, there are no defaults outstanding under the facilities and our borrowing base coverage is at least 150%. As of December 31, 2012, we were in compliance with all of the covenants under the Term Loan Facility and the Revolving Credit Facility. The borrowing base coverage for the Term Loan Facility was 267% as of December 31, 2012.

Events of Default—The Term Loan Facility and the Revolving Credit Facility include usual and customary events of default for facilities of their nature, including without limitation, the occurrence of a payment or covenant default, any unremedied borrowing base deficiency, a cross default to the other facility, the cross acceleration of debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or American Capital Asset Management, the failure by us to conduct our asset management business through American Capital Asset Management, one or more judgments in excess of an aggregate $50 million and a change of control.

Asset Securitizations

As of December 31, 2012 and 2011, we were in compliance with all of the covenants for our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. As of December 31, 2012 and 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. The Class A notes have been paid in full as of December 31, 2012 and the outstanding balance as of December 31, 2011 was $62 million. As of December 31, 2012 and 2011, the Class B notes had an outstanding balance of $22 million and $35 million, respectively. There was $33 million and $5 million of restricted cash in BLT 2007-2 as of December 31, 2012 and 2011, respectively. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by restricted cash and loans from our portfolio companies with a fair value of $190 million as of December 31, 2012. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. As of December 31, 2012 and 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. The Class A and Class B notes have been paid in full as of December 31, 2012. The outstanding balance of the Class A and Class B notes as of December 31, 2011 was $47 million and $16 million, respectively. As of December 31, 2012 and 2011, there were $59 million and $65 million of the Class C notes outstanding, respectively, and $12 million of the Class D notes outstanding. There was $62 million and $4 million of restricted cash in BLT 2007-1 as of December 31, 2012 and 2011, respectively. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by restricted cash and loans from our portfolio companies with a fair value of $203 million as of December 31, 2012. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A through Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2006-1. As of December 31, 2012 and 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. The Class A and Class B notes have been paid in full as of December 31, 2012. The outstanding balance of the Class A and Class B notes as of December 31, 2011 was $35 million and $37 million, respectively. As of December 31, 2012 and 2011, there were $49 million and $72 million of the Class C notes outstanding, respectively, and $36 million of the Class D notes outstanding. There was $29 million and $14 million of restricted cash in BLT 2006-1 as of December 31 2012 and 2011, respectively. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points, the Class D notes have an interest rate of three-month LIBOR plus 125 basis points and the Class E notes retained by us do not have an interest rate. The 2006-1 Notes are secured by restricted cash and loans from our portfolio companies with a fair value of $206 million as of December 31, 2012. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A through Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes were secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2005-1. As of December 31, 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On October 25, 2012, the notes issued by BLT 2005-1 were paid off.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A through Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes were secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2004-1. As of December 31, 2011, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On April 25, 2012, the notes issued by BLT 2004-1 were paid off.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Future Debt Maturities

The maturities of our debt obligations, excluding discounts, as of December 31, 2012 were as follows:

2013	$291
2014	187
2015	150
2016	150
Thereafter	—
Total	$778

There was defaulted loan collateral in each of our asset securitization trusts and therefore all interest and principal collections from these defaulted loans are being applied sequentially to pay down the outstanding principal on our asset securitizations. For the outstanding balances under our asset securitization, the future debt maturities are determined based on the restricted cash on hand as of December 31, 2012 required to be applied to the notes and the scheduled interest payments and principal amortization of the underlying loan collateral.

Note 5.	Stock Options

We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2012, there were 1.5 million shares available to be granted under the employee stock option plans.

Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2012, there were 0.2 million shares available to be granted under the non-employee director stock option plans.

Fair Value Disclosures

The following table reflects the weighted average fair value per employee stock option granted during the years ended December 31, 2012, 2011 and 2010, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes option pricing model.

	2012	2011	2010
Options granted (in millions)	8.8	23.6	17.7
Weighted average fair value per option on grant date	$4.97	$3.05	$2.07
Expected dividend yield	—%	6.2%	6.2%
Expected volatility	56%	61%	64%
Risk-free interest rate	1.2%	2.3%	2.2%
Expected life (years)	6.6	6.7	6.8

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Stock Option Activity

A summary of the activity of our stock option plans as of and for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	58.9	$8.03
Granted	8.8	$9.21
Exercised	(8.4)	$4.27
Canceled and expired	(1.1)	$9.97
Options outstanding, end of year	58.2	$8.72
Options exercisable, end of year	22.0	$9.23

The following table summarizes information about our stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$0.94 to $5.00	8.7	6.3	$3.82	7.8	6.3	$3.80
$5.01 to $10.00	32.4	8.2	$7.36	7.5	7.7	$6.72
$10.01 to $15.00	11.9	8.5	$10.32	2.2	8.1	$10.30
$15.01 to $20.00	3.9	5.2	$16.73	3.2	5.1	$16.73
$20.01 to $49.63	1.3	3.5	$36.88	1.3	3.5	$37.22
	58.2	7.7	$8.72	22.0	6.6	$9.23

As of December 31, 2012, the total compensation cost related to non-vested stock options not yet recognized was $98 million with a weighted average period to be recognized of 3.6 years. As of December 31, 2012, the intrinsic value for stock options outstanding and exercisable was $243 million and $108 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, we recorded stock-based compensation expense attributable to our stock options of $31 million, $25 million and $14 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience. For the years ended December 31, 2012, 2011 and 2010, the intrinsic value of stock options exercised were $55 million, $13 million and $5 million, respectively.

Note 6.	Deferred Compensation Plan

We have a non-qualified deferred compensation plan (the “Deferred Plan”) for the purpose of granting cash bonus awards to our employees. The Compensation Committee is the administrator of the Deferred Plan. The Deferred Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation Committee determines cash bonus awards to be granted under the Deferred Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares in the open market. Awards vest contingent on the employee's continued employment or the achievement of performance goals, if any, as determined by the Compensation Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2012, 2011 and 2010, there were no grants under the Deferred Plan. During the years ended December 31, 2012, 2011 and 2010, we recorded stock-based compensation expense of $13 million, $20 million and $28 million, respectively, attributable to the Deferred Plan. As of December 31, 2012, the total

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

compensation cost related to non-vested bonus awards not yet recognized was $2 million with a weighted average period to be recognized of 1.0 years.

A summary of the bonus awards under the Deferred Plan as of and for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	2.2	$18.00
Vested	(1.2)	$24.13
Canceled	(0.1)	$12.27
Non-vested, end of year	0.9	$10.20

As of December 31, 2012, there were 0.2 million additional non-vested shares of our common stock in the Trust as a result of dividend payments that were reinvested into shares of our common stock. As of December 31, 2012, there were 3.0 million shares of our common stock in the Trust that were vested but not yet distributed to the employees.

Note 7.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Numerator for basic and diluted net operating income per common share	$397	$448	$204
Numerator for basic and diluted net earnings per common share	$1,136	$974	$998
Denominator for basic weighted average common shares	320.3	343.9	325.9
Employee stock options and awards	10.0	11.4	5.0
Denominator for diluted weighted average common shares	330.3	355.3	330.9
Basic net operating income per common share	$1.24	$1.30	$0.63
Diluted net operating income per common share	$1.20	$1.26	$0.62
Basic net earnings per common share	$3.55	$2.83	$3.06
Diluted net earnings per common share	$3.44	$2.74	$3.02
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

Stock options and unvested shares under our deferred compensation plan of 26.9 million, 22.5 million and 21.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 8.	Geographic Data

The following table presents total operating revenue and total assets as of and for the years ended December 31, 2012, 2011 and 2010 by geographic location, excluding Structured Products. The geographic location of a portfolio company investment is determined by the location of the corporate headquarters of the portfolio company.

	2012	2011	2010
Operating income
United States	$564	$531	$524
International	15	4	24
Total operating revenue	$579	$535	$548

Assets
United States	$5,133	$5,017	$5,106
International	939	726	779
Total assets	$6,072	$5,743	$5,885

Note 9.	Shareholders' Equity

Our common stock activity for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Common stock outstanding at beginning of period	329.1	342.4	280.9
Issuance of common stock	—	—	58.3
Issuance of common stock under stock option plans	8.4	2.5	1.5
Repurchase of common stock	(34.8)	(17.6)	—
Distribution of common stock held in deferred compensation trust	1.7	1.8	1.7
Common stock outstanding at end of period	304.4	329.1	342.4

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

During the year ended December 31, 2012, we repurchased a total of 34.8 million shares of our common stock in the open market for $362 million at an average price of $10.39 per share. During the year ended December 31, 2011, we repurchased a total of 17.6 million shares of our common stock in the open market for $134 million at an average price of $7.61 per share.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 10.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of December 31, 2012, we were not in default under any of our interest rate swap agreements.

We have entered into interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation and subsequently record the cash payments as a net realized gain or loss on the interest settlement date and are classified under investing activities in our consolidated statements of cash flows. Cash payments received or paid for the termination of an interest rate swap agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

During the years ended December 31, 2012, 2011 and 2010, we paid $62 million, $5 million and $14 million, respectively, in connection with the early termination of certain interest rate swap agreements, which is recorded as a realized loss in the financial statement line item derivative agreements in our consolidated statements of operations. The realized loss was partially offset by a reversal of unrealized depreciation of $55 million, $5 million and $14 million, respectively, recorded in the financial statement line item derivative agreements in our consolidated statements of operations.

During the years ended December 31, 2012, 2011 and 2010, we recorded a net realized loss of $25 million, $45 million and $61 million, respectively, in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements.

Total Return Swap

On December 19, 2012, American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into a non-recourse total return swap (“TRS”) with Citibank, N.A. (“Citibank”). The TRS is non-recourse to American Capital. The TRS is a synthetic swap agreement that replicates the performance of a reference pool of broadly syndicated loans (“Reference Pool”). Under the terms of the TRS, ACTRS receives from Citibank an amount that is essentially a proportionate amount of the margin on the interest and fees payable in respect of the loans included in the Reference Pool during the relevant period. Additionally, on a periodic basis, ACTRS pays to Citibank an amount that is essentially equal to the average of the outstanding principal amount of the loans and outstanding letters of credit included in the Reference Pool during the relevant period, multiplied by a spread of 1.15% per annum for the first 6 months of the TRS and 1.30% thereafter. In addition, upon repayment or removal of a loan from the Reference Pool, ACTRS will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. On a monthly basis, a net payment between ACTRS and Citibank for interest and realized appreciation and depreciation on the portfolio of loans occurs. The TRS is accounted for as a derivative pursuant to ASC 815.

Under the terms of the TRS, ACTRS has the ability to designate loans, to be included in the Reference Pool. In order for Citibank to add a loan to the Reference Pool, each individual loan, and the portfolio of loans taken as a whole, must meet certain specified criteria. The maximum amount of the TRS facility is $200 million (determined at the time each such loan becomes subject to the TRS). After the first six months of the TRS, ACTRS is required to pay a fee if the notional funded amount of the TRS does not exceed an agreed upon minimum.

ACTRS is initially required to cash collateralize 25% of the face amount of loans included in the Reference Pool, up to a maximum collateral of $50 million and subject to a minimum of $10 million at all times. As of December 31, 2012, $10 million of the cash collateral requirement had been funded. ACTRS may also be required to post additional collateral from time to time as a result of a decline in the fair value of the loans included in the Reference Pool. If ACTRS does not deposit additional cash

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

collateral when required to do so, then Citibank will have the right to terminate the TRS and seize all or a portion of the cash collateral posted by ACTRS to cover any losses it incurs in such early termination. American Capital's exposure under the TRS is limited to the value of assets held at ACTRS, which primarily consists of cash collateral on deposit with Citibank.

Citibank may terminate the TRS on or after the first anniversary of the effective date of the TRS. ACTRS may terminate the TRS at any time upon providing notice no less than 10 days and no more than 30 days prior to the proposed settlement date of the reference assets related to such termination. In certain cases, ACTRS may have to pay a fee to Citibank for early termination.

As of December 31, 2012, the fair value of the TRS was approximately $0. Realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the monthly settlement. Unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

As of December 31, 2012, the TRS had a portfolio of referenced loans with a cost basis of approximately $8.5 million. As of December 31, 2012, ACTRS has cash collateral on deposit with the custodian in the amount of $10 million, which represents cash collateral held at Citibank and is recorded in restricted cash and cash equivalents on the accompanying consolidated balance sheets. The Moody's weighted average rating of the referenced portfolio of loans within the TRS was Ba3 as of December 31, 2012.

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

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate agreements outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $2 million and $50 million as of December 31, 2012 and 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements with us as a result of this provision as of December 31, 2012 and 2011, the termination liability would have been $2 million and $61 million as of such dates, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default provision that allows the counterparty to terminate agreements outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $14 million and $15 million as of December 31, 2012 and 2011, respectively. While none of our counterparties had the right to elect to terminate their agreements with us early as a result of this provision as of December 31, 2012 and 2011, the termination liability would have been $15 million and $18 million as of such dates, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements entered into by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $22 million and $34 million as of December 31, 2012 and 2011, respectively. If such interest rate swap agreements could have been terminated early in accordance with their terms as of December 31, 2012 and 2011, the aggregate termination liability would have been $24 million and $38 million, respectively. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 11.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of the year ended December 31, 2012. Under Subchapter C of the Code, we are able to carry forward any net operating losses to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C of the Code, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs. Our tax fiscal year ends on September 30.

As a corporation taxed under Subchapter C of the Code, we are able to file a consolidated federal income tax return with eligible corporate subsidiaries, including portfolio companies, in which we hold 80% or more of the outstanding equity interest measured by both vote and fair value. Effective for our tax year ended September 30, 2011, we have elected to file a consolidated federal income tax return with eligible portfolio companies. As a result, we have entered into a tax sharing agreement under which members of the consolidated tax group are compensated for losses and other tax benefits by members that are able to use those losses and tax benefits on their pro forma stand-alone federal income tax return.

The following table sets forth the significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$209	$86
Net unrealized depreciation of ordinary investments	97	203
Basis differences in ordinary investments	98	89
Stock-based compensation	51	51
Other	7	7
Total ordinary deferred tax assets	462	436
Net capital loss carryforwards	143	180
Net unrealized depreciation of capital investments	138	457
Basis differences in capital investments	116	204
Total capital deferred tax assets	397	841
Total deferred tax assets	859	1,277
Less valuation allowance	(397)	(841)
Total deferred tax assets less valuation allowance	462	436

Deferred tax liabilities:
Other	(7)	(8)
Total deferred tax liabilities	(7)	(8)
Total net deferred tax assets	$455	$428

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

As of December 31, 2012, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of December 31, 2012, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $397 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. During the year ended December 31, 2012, we reversed $444 million of the valuation allowance primarily due to net unrealized appreciation and lower basis differences on our capital investments. However, due to our cumulative net unrealized depreciation on our capital

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

assets as of December 31, 2012, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.

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

Under ASC 718, our capital in excess of par value in our shareholders' equity includes the excess tax benefits generated from our stock-based compensation plans when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes (“APIC pool”). As of December 31, 2012, our APIC pool totaled $11.5 million.

Additionally, under Sections 382 and 383 of the Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of certain tax attributes including net operating loss carryforwards, capital loss carryforwards, unrealized built-in losses and tax credits arising before the “ownership change.” Such tax attributes represent substantially all of our deferred tax assets. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the tax attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our common stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments. This limitation could accelerate our cash tax payments and could result in a significant portion of our deferred tax asset expiring before we could fully use them. On April 27, 2012, we amended our Certificate of Incorporation to impose certain restrictions on the transfer of our common stock. These restrictions reduce, but do not eliminate, the risk of an “ownership change.”

As of December 31, 2012, we estimate that we had $531 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross deferred tax asset of $209 million. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of December 31, 2012, we estimate that we had $359 million of capital loss carryforwards for federal income tax purposes and various state net capital loss carryforwards for which we have recorded a gross deferred tax asset of $143 million. Of our net capital loss carryforwards, $171 million will expire in 2015 and $188 million will expire in 2016. We will only be able to utilize these net capital loss carryforwards to the extent we generate future net capital gains within the carryforward periods.

A reconciliation of the benefit for income taxes computed at the US federal statutory corporate income tax rate and our effective tax rate for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Tax on income computed at federal statutory corporate tax rate	$391	$191	$—
State taxes, net of federal tax benefit	45	20	—
Conversion to a taxable corporation	—	(1,481)	—
Change in valuation allowance	(444)	841	—
Other	(13)	1	—
Total benefit for income taxes	$(21)	$(428)	$—

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Components of our tax benefit for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current tax benefit
Federal	$(5)	$—	$—
State	1	—	—
Total current tax benefit	(4)	—	—

Deferred tax benefit
Federal	(15)	(383)	—
State	(2)	(45)	—
Total deferred tax benefit	(17)	(428)	—
Total benefit for taxes	$(21)	$(428)	$—

We were the sole shareholder of ACFS, a consolidated taxable operating subsidiary, which was subject to federal, state and local income taxes. On June 30, 2010, we merged ACFS into American Capital. For income tax purposes, the merger was treated as a tax-free liquidation of ACFS.

We identify our major tax jurisdictions as federal, New York and Maryland. The federal tax fiscal years ended September 30, 2008, 2009, 2010, and 2011 for American Capital and the federal tax fiscal year ended June 30, 2010 for ACFS remain subject to examination by the Internal Revenue Service (“IRS”). The federal tax return of American Capital for the tax fiscal year ended September 30, 2008 is currently under examination by the IRS. We do not expect the examination to have a material effect on our consolidated financial statements.

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

Note 12.	Commitments and Contingencies

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

Loan and Financing Agreements

As of December 31, 2012, we had commitments under loan and financing agreements to fund up to $121 million to 17 portfolio companies, with $41 million and $11 million of the commitments related to undrawn revolving credit facilities for European Capital and American Capital Asset Management, respectively. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

As of December 31, 2012, there was $109 million outstanding under a $150 million subordinated, unsecured revolving credit facility with European Capital.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Non-Cancelable Operating Leases

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next twelve years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2012, 2011 and 2010 was $9 million, $10 million and $11 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012, net of any expected receipts under non-cancelable subleases, were as follows:

2013	$12
2014	13
2015	15
2016	14
2017	10
Thereafter	57
Total	$121

Total Return Swap

As discussed in Note 10 to these consolidated financial statements, ACTRS, a wholly owned consolidated affiliate of American Capital, entered into a TRS with Citibank. The TRS is non-recourse to American Capital and requires us to initially provide cash collateral of the lesser of $10 million or 25% of the face amount of loans added to the Reference Pool, up to a maximum collateral of $50 million. As of December 31, 2012, $10 million of the cash collateral requirement had been funded. See Note 10 to these consolidated financial statements for further discussion of the accounting for ACTRS’ TRS investment.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 13.	Selected Quarterly Financial Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2012 and 2011:

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total operating revenue	$149	$163	$154	$180	$646
Net operating income (“NOI”)	$49	$194	$71	$83	$397
Net increase in net assets resulting from operations	$580	$237	$196	$123	$1,136
NOI per basic common share(1)	$0.15	$0.60	$0.22	$0.27	$1.24
NOI per diluted common share(1)	$0.14	$0.58	$0.22	$0.26	$1.20
Net earnings per basic common share(1)	$1.75	$0.73	$0.62	$0.40	$3.55
Net earnings per diluted common share(1)	$1.71	$0.71	$0.60	$0.38	$3.44
Weighted average shares outstanding
Basic	330.9	324.5	316.4	309.7	320.3
Diluted	339.6	333.9	327.3	320.7	330.3

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total operating revenue	$159	$142	$130	$160	$591
NOI	$83	$71	$65	$229	$448
Net increase (decrease) in net assets resulting from operations	$434	$410	$(464)	$594	$974
NOI per basic common share(1)	$0.24	$0.20	$0.19	$0.68	$1.30
NOI per diluted common share(1)	$0.23	$0.20	$0.19	$0.67	$1.26
Net earnings (loss) per basic common share(1)	$1.25	$1.18	$(1.34)	$1.76	$2.83
Net earnings (loss) per diluted common share(1)	$1.21	$1.13	$(1.34)	$1.73	$2.74
Weighted average shares outstanding
Basic	346.1	347.3	345.3	337.1	343.9
Diluted	358.4	361.6	345.3	343.9	355.3
 ——————————

(1)	Quarterly amounts may not equal full-year amounts due to changes in the weighted average shares outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2012.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “CORPORATE GOVERNANCE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITEE”, “SUMMARY COMPENSATION TABLE”, “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2012”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END", “OPTION EXERCISES AND STOCK VESTED”, “SEVERANCE AND CHANGE OF CONTROL PAYMENTS”, “PROPOASL 1: ELECTION OF DIRECTORS” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14.	Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the heading “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT FOR 2013.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, 2011 and 2010

Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2012, 2011, 2010, 2009 and 2008

Consolidated Schedule of Investments as of December 31, 2012 and 2011

(2)	The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

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

†*10.5.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Roland Cline and American Capital, Ltd. , incorporated herein by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.6.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Roland Cline effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.12 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.7.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between John Erickson and American Capital, Ltd., incorporated herein by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.8.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and John Erickson effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.8 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.9.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Samuel A. Flax and American Capital, Ltd., incorporated herein by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.10.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Samuel A. Flax effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.18 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.11.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Brian Graff and American Capital, Ltd., incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.12.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Brian Graff effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.20 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.13.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O'Brien and American Capital, Ltd., incorporated herein by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.14.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Gordon O'Brien effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.14 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.15.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Ira Wagner and American Capital, Ltd. thereto, incorporated herein by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.16.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Ira Wagner effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.10 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.17.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Malon Wilkus and American Capital, Ltd., incorporated herein by reference to Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.18.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Malon Wilkus effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.6 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.19.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Darin Winn and American Capital, Ltd., incorporated herein by reference to Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.20.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Darin Winn effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.16 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.21.
Form of Indemnification Agreement entered into as of October 22, 2009 by and between American Capital, Ltd. and each of Malon Wilkus, Philip Harper, John Koskinen, Mary Baskin, Alvin Puryear, Kenneth Peterson, Jr., Stan Lundine, and Neil Hahl, incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149), filed October 28, 2009.

†*10.22.
Form of American Capital Strategies, Ltd. 1997 Disinterested Director Stock Option Plan, incorporated herein by reference to Attachment I to the Definitive Proxy Statement for 1998 Annual Meeting (File No. 814-00149), filed April 15, 1998.

†*10.23.
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

†*10.24.
Form of American Capital Strategies, Ltd. 2000 Disinterested Director Stock Option Plan, incorporated herein by reference to Appendix III to the Definitive Proxy Statement for the 2000 Annual Meeting (File No. 814-00149), filed April 5, 2000.

†*10.25.
Form of American Capital Strategies, Ltd. 2000 Employee Stock Option Plan, incorporated herein by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed April 5, 2000, as amended by Amendment No. 1, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting (File No. 814-00149), filed April 3, 2001.

†*10.26.
Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2002 Annual Meeting (File No. 814-00149), filed April 12, 2002.

†*10.27.
Form of American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2003 Annual Meeting (File No. 814-00149), filed April 10, 2003.

†*10.28.
Form of American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed March 26, 2004.

†*10.29.
Form of American Capital Strategies, Ltd. 2005 Employee Stock Option Plan, incorporated herein by reference to Exhibit III to the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed April 26, 2005.

†*10.30.
Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149), filed April 11, 2006.

†*10.31.
Form of American Capital Strategies, Ltd. 2007 Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2007 Annual Meeting (File No. 814-00149), filed March 27, 2007.

†*10.32.
Form of American Capital Strategies, Ltd. 2008 Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed April 4, 2008.

†*10.33.
Form of American Capital, Ltd. 2009 Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2009 Annual Meeting (File No. 814-00149), filed April 30, 2009.

†*10.34.
Form of Amended and Restated American Capital Performance Incentive Plan, as adopted April 1, 2009, incorporated herein by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

†*10.35.
Form of Acceptance and Election Agreement for Amended and Restated American Capital Incentive Bonus Plan, incorporated herein by reference to Exhibit 2.i.12 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-133571), filed June 26, 2006.

†*10.36.
American Capital, Ltd. Disinterested Director Retention Plan, as amended December 11, 2008, incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2008 (File No. 814-00149), filed March 2, 2009.

†*10.37.
Amended and Restated American Capital Strategies, Ltd. Employee Stock Ownership Plan, effective as of January 1, 2009 Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*10.38.
Amended and Restated Custodian Agreement between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and PNC Bank, N.A., December 18, 2007, incorporated herein by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2011 (File No. 814-00149), filed February 27, 2012.

*10.39.
Second Amended and Restated Custodian Agreement between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and Wells Fargo Bank, National Association, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.33 of Form 10-K for the year ended December 31, 2011 (File No. 814-00149), filed February 27, 2012.

*10.40.
Custodian Agreement between American Capital, Ltd. and Wells Fargo Bank, National Association, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2011 (File No. 814-00149), filed February 27, 2012.

12.1.	Ratio of Earnings to Fixed Charges.

*14.0.
American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of Form N-2 (File No. 333-183296), filed September 14, 2012 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Form N-2 (File No. 333-183296), filed September 14, 2012.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) ACAS Business Loan LLC, 2006-1, a Delaware limited liability company

2) ACAS Business Loan Trust 2006-1, a Delaware statutory trust

3) ACAS Business Loan LLC 2007-1, a Delaware limited liability company

4) ACAS Business Loan Trust 2007-1, a Delaware statutory trust

5) ACAS Master Business Loan LLC, a Delaware limited liability company

6) ACAS CRE CDO 2007-1 Depositor, LLC, a Delaware limited liability company

7) American Capital TRS, LLC, a Delaware limited liability company

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

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Malon Wilkus

/s/ JOHN R. ERICKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
John R. Erickson

*	Director	March 1, 2013
Mary C. Baskin

*	Director	March 1, 2013
Neil M. Hahl

*	Director	March 1, 2013
Philip R. Harper

*	Director	March 1, 2013
John A. Koskinen

*	Director	March 1, 2013
Stan Lundine

*	Director	March 1, 2013
Kenneth D. Peterson, Jr.

*	Director	March 1, 2013
Alvin N. Puryear

* By: /s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES As of and for the year ended December 31, 2012 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2011 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2012 Fair Value
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Common Stock	$—	$—	$2.7	$—	$2.7	$—
ACAS Real Estate Holdings Corporation	Mezzanine Debt	—	—	0.6	1.4	—	2.0
	Common Stock	7.5	5.3	15.1	7.4	5.3	17.2
		7.5	5.3	15.7	8.8	5.3	19.2
ACAS Wachovia Investments, L.P.	Partnership Interest	5.9	—	6.0	5.9	10.7	1.2
Affordable Care Holding Corp.(6)	Mezzanine Debt	—	—	—	73.5	73.5	—
	Convertible Preferred Stock	—	15.9	—	159.8	27.2	132.6
	Common Stock	—	4.0	—	37.3	4.0	33.3
		—	19.9	—	270.6	104.7	165.9
American Capital Asset Management, LLC	Senior Debt	0.2	—	6.0	3.0	—	9.0
	Common Membership Interest(7)	83.1	15.3	390.1	444.6	15.3	819.4
		83.3	15.3	396.1	447.6	15.3	828.4
American Driveline Systems, Inc.	Mezzanine Debt	5.2	—	43.6	0.7	8.6	35.7
	Redeemable Preferred Stock	3.5	—	56.1	3.5	14.8	44.8
	Common Stock	—	—	0.8	—	0.8	—
	Common Stock Warrants	—	—	1.2	—	1.2	—
		8.7	—	101.7	4.2	25.4	80.5
Aptara, Inc.	Senior Debt	0.1	—	2.6	3.0	5.6	—
	Mezzanine Debt	1.1	—	67.1	0.4	67.5	—
	Redeemable Preferred Stock	3.1	—	34.2	10.0	44.2	—
	Convertible Preferred Stock	—	—	—	8.7	8.7	—
	Preferred Stock Warrants	—	—	—	1.0	1.0	—
		4.3	—	103.9	23.1	127.0	—
ASAP Industries Holdings, LLC	Senior Debt	—	—		26.2	—	26.2
	Mezzanine Debt	—	—		19.7	—	19.7
	Membership Units	—	—		28.9	3.8	25.1
		—	—	—	74.8	3.8	71.0
Auto Network Member Corp.	Senior Debt	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	1.5	—	1.5	—
	Membership Units	—	—	—	0.7	0.7	—
		—	—	1.5	0.7	2.2	—
Avalon Laboratories Holding Corp.(6)	Senior Debt	0.8	—	—	16.0	3.1	12.9
	Mezzanine Debt	3.2	—	—	35.0	—	35.0
	Convertible Preferred Stock	0.7	—	—	42.9	8.4	34.5
	Common Stock	—	—	—	2.9	—	2.9
		4.7	—	—	96.8	11.5	85.3
Capital.com, Inc.	Common Stock	—	—	—	—	—	—
CH Holding Corp.	Senior Debt	1.4	—	18.4	1.4	—	19.8
	Redeemable Preferred Stock	—	—	7.5	—	7.5	—
		1.4	—	25.9	1.4	7.5	19.8
CIBT Travel Solutions, LLC	Mezzanine Debt	—	—	—	—	—	—
	Redeemable Preferred Stock	0.2	0.1	1.0	0.5	1.5	—
	Convertible Preferred Stock	—	—	11.7	—	10.5	1.2
	Common Stock	—	—	2.0	—	2.0	—
		0.2	0.1	14.7	0.5	14.0	1.2
CML Pharmaceuticals, Inc.	Senior Debt	—	—	—	145.0	145.0	—
	Mezzanine Debt	0.2	—	—	40.0	—	40.0
	Convertible Preferred Stock	—	—	—	56.9	11.0	45.9
		0.2	—	—	241.9	156.0	85.9
CMX Inc.	Senior Debt	—	—	0.3	—	0.3	—
Contour Semiconductor, Inc.	Convertible Senior Debt	—	—	1.0	0.1	—	1.1
	Convertible Preferred Stock	—	—	1.4	0.9	—	2.3
		—	—	2.4	1.0	—	3.4
Core Financial Holdings, LLC	Common Units	—	1.0	4.1	—	1.3	2.8
Dyno Holding Corp.	Senior Debt	4.8	—	40.5	0.7	0.9	40.3
	Mezzanine Debt	3.9	(0.1)	15.0	4.0	0.1	18.9
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		8.7	(0.1)	55.5	4.7	1.0	59.2

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2012 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2011 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2012 Fair Value
ECA Acquisition Holdings, Inc.	Mezzanine Debt	2.6	—	14.5	1.8	—	16.3
	Common Stock	—	—	11.1	—	0.7	10.4
		2.6	—	25.6	1.8	0.7	26.7
eLynx Holdings, Inc.	Senior Debt	0.4	—	7.5	—	5.6	1.9
	Mezzanine Debt	—	—	—	—	—	—
	Convertible Preferred Stock	5.2	—	6.8	25.3	—	32.1
	Redeemable Preferred Stock	—	—	—	5.4	—	5.4
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		5.6	—	14.3	30.7	5.6	39.4
European Capital Limited	Subordinated Debt	6.3	—	73.4	151.8	116.0	109.2
	Ordinary Shares	—	—	547.3	152.9	—	700.2
		6.3	—	620.7	304.7	116.0	809.4
European Touch, LTD. II	Senior Debt	—	—	0.1	0.3	0.4	—
EXPL Pipeline Holdings LLC	Senior Debt	3.6	—	45.2	2.7	1.2	46.7
	Common Membership Units	—	—	11.6	—	7.8	3.8
		3.6	—	56.8	2.7	9.0	50.5
FL Acquisitions Holdings, Inc.	Senior Debt	3.4	0.2	40.1	—	—	40.1
	Mezzanine Debt	(6.9)	—	40.6	(9.0)	17.2	14.4
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		(3.5)	0.2	80.7	(9.0)	17.2	54.5
Formed Fiber Technologies, Inc.	Common Stock	—	—	—	—	—	—
Fosbel Global Services (LUXCO) S.C.A.	Mezzanine Debt	0.1	—	14.7	97.8	75.2	37.3
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		0.1	—	14.7	97.8	75.2	37.3
FPI Holding Corporation(6)	Senior Debt	—	0.9	—	39.2	28.1	11.1
	Mezzanine Debt	—	—	—	19.1	19.1	—
	Redeemable Preferred Stock	—	—	—	125.2	125.2	—
	Convertible Preferred Stock	—	—	—	37.0	37.0	—
	Common Stock	—	—	—	5.8	5.8	—
		—	0.9	—	226.3	215.2	11.1
FreeConference.com, Inc.	Senior Debt	—	(0.1)	6.6	0.4	1.8	5.2
	Mezzanine Debt	—	—	—	11.4	11.4	—
	Redeemable Preferred Stock	—	—	—	22.2	22.2	—
	Common Stock	—	—	—	2.4	2.4	—
		—	(0.1)	6.6	36.4	37.8	5.2
Future Food, Inc.	Senior Debt	0.1	0.2	4.4	12.2	16.6	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		0.1	0.2	4.4	12.2	16.6	—
Group Montana, Inc.	Senior Debt	0.4	0.4	21.6	6.9	7.6	20.9
	Mezzanine Debt	—	(0.1)	—	27.5	27.5	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	0.7	0.7	—
		0.4	0.3	21.6	35.1	35.8	20.9
Halex Holdings, Inc.	Senior Debt	—	—	4.4	3.0	—	7.4
	Redeemable Preferred Stock	(1.5)	—	—	68.1	68.1	—
		(1.5)	—	4.4	71.1	68.1	7.4
Hard 8 Games, LLC	Membership Unit	—	—	1.5	—	—	1.5
Kingway Inca Clymer Holdings, Inc.	Mezzanine Debt	0.9	—	1.4	2.9	4.3	—
	Redeemable Preferred Stock	—	—	—	—	—	—
		0.9	—	1.4	2.9	4.3	—
Lifoam Holdings, Inc.	Senior Debt	0.4	—	18.7	—	18.7	—
	Mezzanine Debt	2.5	—	46.8	16.1	62.9	—
	Redeemable Preferred Stock	—	—	—	11.4	11.4	—
	Convertible Preferred Stock	—	—	17.1	4.1	21.2	—
	Common Stock	—	—	—	51.7	51.7	—
	Common Stock Warrants	—	—	—	2.8	2.8	—
		2.9	—	82.6	86.1	168.7	—

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2012 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2011 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2012 Fair Value
LLSC Holdings Corporation	Senior Debt	0.1	—	1.7	0.2	1.9	—
	Mezzanine Debt	0.6	—	5.5	—	—	5.5
	Convertible Preferred Stock	—	—	8.9	6.2	—	15.1
	Common Stock	—	—	—	1.7	—	1.7
	Common Stock Warrants	—	—	—	1.4	—	1.4
		0.7	—	16.1	9.5	1.9	23.7
LVI Holdings, LLC	Senior Debt	0.2	—	3.2	—	0.5	2.7
	Mezzanine Debt	—	—	4.2	—	1.3	2.9
		0.2	—	7.4	—	1.8	5.6
Medical Billings Holdings, Inc.	Senior Debt	—	—	1.0	0.5	1.5	—
	Mezzanine Debt	1.0	—	12.1	0.7	12.8	—
	Convertible Preferred Stock	—	—	5.4	14.0	19.4	—
	Common Stock	—	—	—	3.3	3.3	—
		1.0	—	18.5	18.5	37.0	—
Mirion Technologies, Inc.(6)	Convertible Preferred Stock	6.1	—	—	187.6	3.0	184.6
	Common Stock	—	—	—	11.6	—	11.6
	Common Stock Warrants	—	—	—	46.6	—	46.6
		6.1	—	—	245.8	3.0	242.8
Montgomery Lane, LLC	Common Membership Units	—	0.8	4.7	4.4	4.9	4.2
Montgomery Lane, LTD	Common Membership Units	—	—	—	6.2	6.2	—
MW Acquisition Corporation	Senior Debt	—	—	—	3.5	3.5	—
	Mezzanine Debt	5.1	—	30.7	2.6	—	33.3
	Redeemable Preferred Stock	0.3	—	1.4	0.2	—	1.6
	Convertible Preferred Stock	—	—	8.9	12.1	—	21.0
		5.4	—	41.0	18.4	3.5	55.9
NECCO Holdings, Inc.	Senior Debt	—	(0.2)	15.9	57.4	62.8	10.5
	Common Stock	—	—	—	—	—	—
		—	(0.2)	15.9	57.4	62.8	10.5
NECCO Realty Investments, LLC	Senior Debt	—	—	31.0	—	—	31.0
	Common Membership Units	—	—	—	—	—	—
		—	—	31.0	—	—	31.0
Orchard Brands Corporation	Senior Debt	11.8	1.7	35.7	56.7	19.6	72.8
	Common Stock	—	—	—	7.1	5.8	1.3
		11.8	1.7	35.7	63.8	25.4	74.1
Paradigm Precision Holdings, LLC	Mezzanine Debt	24.3	—	135.6	43.3	31.9	147.0
	Common Membership Units	—	—	—	—	—	—
		24.3	—	135.6	43.3	31.9	147.0
PHC Sharp Holdings, Inc.	Senior Debt	0.7	—	6.8	—	0.9	5.9
	Mezzanine Debt	3.7	—	9.4	3.7	1.1	12.0
	Common Stock	—	—	—	—	—	—
		4.4	—	16.2	3.7	2.0	17.9
PHI Acquisitions, Inc.	Mezzanine Debt	4.4	—	28.8	0.9	2.3	27.4
	Redeemable Preferred Stock	3.7	—	47.3	3.7	14.0	37.0
	Common Stock	8.4	—	4.6	—	1.9	2.7
	Common Stock Warrants	—	—	13.3	—	5.7	7.6
		16.5	—	94.0	4.6	23.9	74.7
Plumbing Holding Corporation	Common Stock	—	—	—	—	—	—
Rebellion Media Group Corp.	Senior Debt	2.4	0.6	—	43.9	22.3	21.6
	Convertible Preferred Stock	—	—	—	7.6	1.1	6.5
		2.4	0.6	—	51.5	23.4	28.1
Small Smiles Holding Company, LLC	Senior Debt	—	—	2.7	6.9	9.6	—
	Preferred Interest	—	—	—	—	—	—
	Common Interest	—	—	—	—	—	—
		—	—	2.7	6.9	9.6	—
SMG Holdings, Inc.	Senior Debt	0.1	—	5.6	—	5.6	—
	Mezzanine Debt	7.7	—	137.0	3.7	140.7	—
	Convertible Preferred Stock	21.2	—	156.1	21.1	7.6	169.6
	Common Stock	—	—	—	—	—	—
		29.0	—	298.7	24.8	153.9	169.6
Specialty Brands of America, Inc.	Mezzanine Debt	5.3	—	36.3	0.8	—	37.1
	Redeemable Preferred Stock	1.4	—	17.5	1.5	—	19.0
	Common Stock	—	—	25.7	—	—	25.7
	Common Stock Warrants	—	—	11.4	—	—	11.4
		6.7	—	90.9	2.3	—	93.2

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2012 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2011 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2012 Fair Value
Spring Air International, LLC	Common Membership Units	—	0.1	—	0.1	0.1	—
TestAmerica Environmental Services, LLC	Senior Debt	2.8	—	21.7	2.0	23.7	—
	Mezzanine Debt	1.8	—	—	27.5	4.7	22.8
	Preferred Membership Units	1.5	—	14.6	11.9	26.5	—
	Common Units	—	—	24.2	—	18.7	5.5
		6.1	—	60.5	41.4	73.6	28.3
UFG Real Estate Holdings, LLC	Common Membership	—	—	0.9	—	—	0.9
Unique Fabricating Incorporated	Senior Debt	0.8	—	5.7	0.1	0.6	5.2
	Redeemable Preferred Stock	11.0	—	9.0	14.4	—	23.4
	Common Stock Warrants	—	—	—	—	—	—
		11.8	—	14.7	14.5	0.6	28.6
Unwired Holdings, Inc.	Senior Debt	1.2	—	13.5	1.6	4.7	10.4
	Mezzanine Debt	13.5	—	24.6	17.5	—	42.1
	Redeemable Preferred Stock	—	—	—	23.7	23.7	—
	Common Stock	—	—	—	—	—	—
		14.7	—	38.1	42.8	28.4	52.5
Warner Power, LLC	Mezzanine Debt	0.9	—	6.0	0.6	—	6.6
	Redeemable Preferred Membership Units	(4.4)	—	8.0	(4.4)	3.3	0.3
	Common Membership Units	—	—	9.0	—	9.0	—
		(3.5)	—	23.0	(3.8)	12.3	6.9
WIS Holding Company, Inc.	Mezzanine Debt	12.9	—	88.5	2.1	90.6	—
	Convertible Preferred Stock	23.8	24.9	175.2	8.7	98.8	85.1
	Common Stock	3.7	6.2	35.2	—	13.9	21.3
		40.4	31.1	298.9	10.8	203.3	106.4
Subtotal Control Investments		$320.4	$77.1	$2,910.4	$2,748.0	$1,968.8	$3,689.6
AFFILIATE INVESTMENTS
American Capital Mortgage Investment Corp.	Common Stock	$3.6	$—	$34.6	$5.4	$40.0	$—

Anchor Drilling Fluids USA, Inc.	Senior Debt	0.8	—	6.7	0.4	0.7	6.4
	Redeemable Preferred Stock	—	—	1.0	1.1	—	2.1
	Common Stock	—	—	—	—	—	—
		0.8	—	7.7	1.5	0.7	8.5
Comfort Co., Inc.	Senior Debt	0.9	—	9.2	1.3	10.5	—
	Common Stock	—	—	5.2	14.2	19.4	—
		0.9	—	14.4	15.5	29.9	—
Egenera, Inc.	Mezzanine Debt	—	—	4.7	—	4.2	0.5
	Common Stock	—	—	—	—	—	—
		—	—	4.7	—	4.2	0.5
HALT Medical, Inc.	Senior Debt	3.4	—	3.2	22.2	4.7	20.7
	Convertible Preferred Stock	—	—	10.8	2.5	—	13.3
	Common Stock	—	—	0.1	0.2	—	0.3
	Common Stock Warrants	—	—	—	5.1	—	5.1
		3.4	—	14.1	30.0	4.7	39.4
IEE Holding 1 S.A.	Common Stock	—	—	6.9	5.0	—	11.9
IS Holdings I, Inc.(7)	Common Stock	—	—	—	14.4	—	14.4
Neways Holdings, L.P.	Senior Debt	1.4	—	15.8	22.8	28.8	9.8
	Common Units	—	—	—	9.5	5.9	3.6
		1.4	—	15.8	32.3	34.7	13.4
Primrose Holding Corporation	Common Stock	0.5	0.4	2.8	0.7	0.4	3.1
Qualitor Component Holdings, LLC	Redeemable Preferred Units	—	—	—	—	—	—
	Common Units	—	—	—	—	—	—
		—	—	—	—	—	—
Radar Detection Holdings Corp.	Convertible Preferred Stock	—	—	1.9	—	—	1.9
	Common Stock	—	—	0.6	1.5	—	2.1
		—	—	2.5	1.5	—	4.0

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2012 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2011 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2012 Fair Value
The Tensar Corporation(7)	Senior Debt	12.7	—	—	100.7	—	100.7
	Mezzanine Debt	0.5	—	—	38.3	38.3	—
	Convertible Preferred Stock	6.8	—	—	67.9	—	67.9
	Common Stock Warrants	—	—	—	1.7	—	1.7
		20.0	—	—	208.6	38.3	170.3
WFS Holding, LLC	Preferred Membership Units	0.2	—	3.0	0.8	0.4	3.4
Subtotal Affiliate Investments		$30.8	$0.4	$106.5	$315.7	$153.3	$268.9
Total Control and Affiliate Investments		$351.2	$77.5	$3,016.9	$3,063.7	$2,122.1	$3,958.5

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories. Includes payment-in-kind interest or dividends.

(3)
Other includes interest, dividend, or other income which was applied to the cost basis of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investments, as applicable.

(4)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as allowances for payment-in-kind interest, dividends, discounts and closing fees.

(5)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(6)
As of December 31, 2011, the portfolio company was classified as a Non-Control Investment. As of December 31, 2012, ACAS now has a controlling interest of more than 25% or has greater than 50% representation of the board of directors of the portfolio company and is therefore classified as a Control Investment.

(7)
As of December 31, 2011, the portfolio company was classified as a Non-Control Investment. As of December 31, 2012, ACAS now has a controlling interest of more than 5% but less than 25% of the portfolio company and is therefore classified as an Affiliate Investment.

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