Form 10-K/A
period 2012-12-31
AMERICAN CAPITAL, LTD
filed 2013-04-01
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1 to Form 10-K)
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

As of March 15, 2013, there were 301,341,581 shares of the Registrant's common stock legally outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.
_________________________________________________________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), is being filed to provide separate financial statements for certain of our unconsolidated portfolio companies, European Capital Limited and American Capital Asset Management, LLC, as new Exhibits 99.1 and 99.2, respectively, in Part IV, Item 15.

We have determined that for the periods presented in our consolidated financial statements in our Form 10-K, these unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to our Form 10-K.

In addition, this Amendment revises Part IV, Item 15 of the Form 10-K to include new Exhibits 31.1, 31.2 and 32, certifications of our Chief Executive Officer and Chief Financial Officer, and new Exhibits 23.2 and 23.3, consents of Ernst & Young LLP.

No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements.

The following financial statements and related notes were filed as part of the Annual Report on Form 10-K filed with the SEC on March 1, 2013 (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2012, 2011, 2010, 2009 and 2008.

Consolidated Schedule of Investments as of December 31, 2012 and 2011.

The following financial statements and related notes of European Capital Limited are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets as of December 31, 2012 and 2011.

Statements of Operations for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Financial Highlights for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Schedule of Investments as of December 31, 2012 and 2011.

The following financial statements and related notes of American Capital Asset Management, LLC are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets as of December 31, 2012 and 2011.

Statements of Operations for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

Statements of Changes in Member's Equity for the Fiscal Years Ended December 31, 2012, 2011 and 2010.

(2)	Financial Statement Schedules.

The following financial statement schedule was filed as part of the Annual Report on Form 10-K filed with the SEC on March 1, 2013:

Schedule 12-14 Investments in and Advances to Affiliates.

Financial statement schedules not filed with this Annual Report on Form 10-K/A other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)	Exhibits.

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

*12.1.	Ratio of Earnings to Fixed Charges.

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

1) ACAS Business Loan LLC, 2006-1, a Delaware limited liability company

2) ACAS Business Loan Trust 2006-1, a Delaware statutory trust

3) ACAS Business Loan LLC 2007-1, a Delaware limited liability company

4) ACAS Business Loan Trust 2007-1, a Delaware statutory trust

5) ACAS Master Business Loan LLC, a Delaware limited liability company

6) ACAS CRE CDO 2007-1 Depositor, LLC, a Delaware limited liability company

7) American Capital TRS, LLC, a Delaware limited liability company

*23.1.	Consent of Ernst & Young LLP, incorporated by reference to Exhibit 23 of Form 10-K for the year ended December 31, 2012 (File No. 814-00149), filed March 1, 2013.

23.2.	Consent of Ernst & Young LLP relating to the financial statements of European Capital Limited.

23.3.	Consent of Ernst & Young LLP relating to the financial statements of American Capital Asset Management, LLC.

*24.	Powers of Attorneys of directors and officers.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	European Capital Limited Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the Three Years Ended December 31, 2012

99.2.	American Capital Asset Management, LLC Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the Three Years Ended December 31, 2012

*	Fully or partly previously filed

†	Management contract or compensatory plan or arrangement

(b)	Exhibits
See the exhibits filed herewith.

(c)	Additional financial statement schedules
NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Chief Financial Officer

Date: April 1, 2013