Form 10-Q
period 2013-06-30
AMERICAN CAPITAL, LTD
filed 2013-08-06
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer's common stock, $0.01 par value legally outstanding as of July 29, 2013, was 294,824,706.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,519 and $1,852, respectively)	$1,225	$1,306
Affiliate investments (cost of $294 and $261, respectively)	305	269
Control investments (cost of $3,750 and $3,729, respectively)	3,751	3,690
Total investments at fair value (cost of $5,563 and $5,842, respectively)	5,281	5,265
Cash and cash equivalents	307	331
Restricted cash and cash equivalents	106	140
Interest and dividend receivable	48	43
Deferred tax asset, net	443	455
Other	75	85
Total assets	$6,260	$6,319
Liabilities and Shareholders’ Equity
Debt ($161 and $291 due within one year, respectively)	$614	$775
Other	67	115
Total liabilities	681	890
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 294.7 and 310.1 issued and 289.4 and 304.4 outstanding, respectively	3	3
Capital in excess of par value	6,566	6,783
Distributions in excess of net realized earnings	(815)	(875)
Net unrealized depreciation of investments	(175)	(482)
Total shareholders’ equity	5,579	5,429
Total liabilities and shareholders’ equity	$6,260	$6,319
Net Asset Value Per Common Share Outstanding	$19.28	$17.84

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$53	$76	$121	$145
Affiliate investments	7	11	17	14
Control investments	58	64	102	128
Total interest and dividend income	118	151	240	287
Fee income
Non-Control/Non-Affiliate investments	3	3	4	5
Affiliate investments	1	—	1	—
Control investments	8	9	18	20
Total fee income	12	12	23	25
Total operating revenue	130	163	263	312
Operating Expenses
Interest	11	16	22	32
Salaries, benefits and stock-based compensation	40	37	81	74
General and administrative	14	13	27	28
Total operating expenses	65	66	130	134
Net Operating Income Before Income Taxes	65	97	133	178
Tax (provision) benefit	(16)	97	(38)	65
Net Operating Income	49	194	95	243
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(15)	(82)	(15)	(135)
Affiliate investments	10	—	10	(1)
Control investments	(30)	(81)	(37)	(149)
Foreign currency transactions	(1)	—	(1)	1
Derivative agreements	(3)	(71)	(17)	(79)
Tax benefit	12	52	25	74
Total net realized loss	(27)	(182)	(35)	(289)
Net unrealized (depreciation) appreciation
Portfolio company investments	(20)	247	315	874
Foreign currency translation	20	(76)	(20)	(38)
Derivative agreements	1	59	14	53
Tax provision	(2)	(5)	(2)	(26)
Total net unrealized (depreciation) appreciation	(1)	225	307	863
Total net (loss) gain	(28)	43	272	574
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$21	$237	$367	$817

Net Operating Income Per Common Share
Basic	$0.16	$0.60	$0.32	$0.74
Diluted	$0.16	$0.58	$0.30	$0.72
Net Earnings Per Common Share
Basic	$0.07	$0.73	$1.22	$2.49
Diluted	$0.07	$0.71	$1.17	$2.43
Weighted Average Shares of Common Stock Outstanding
Basic	297.5	324.5	301.4	327.7
Diluted	309.7	333.9	313.8	336.8
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2013	2012
Operations
Net operating income	$95	$243
Net realized loss	(35)	(289)
Net unrealized appreciation	307	863
Net earnings	367	817
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	16	10
Repurchase of common stock	(253)	(134)
Stock-based compensation	15	24
Other	5	—
Net decrease in net assets resulting from capital share transactions	(217)	(100)
Total increase in net assets	150	717
Net assets at beginning of period	5,429	4,563
Net assets at end of period	$5,579	$5,280

Net asset value per common share outstanding	$19.28	$16.62
Common shares outstanding at end of period	289.4	317.7

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net earnings	$367	$817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(309)	(889)
Net realized loss on investments	60	363
Accrued payment-in-kind interest and dividends on investments	(82)	(123)
Amortization of deferred finance costs, premiums and discounts	5	5
Depreciation of property and equipment	3	3
Stock-based compensation	15	24
Decrease (increase) in deferred tax asset, net	16	(113)
Increase in interest and dividend receivable	(6)	—
Decrease (increase) in other assets	9	(4)
Increase in other liabilities	14	5
Other	(6)	(3)
Net cash provided by operating activities	86	85
Investing Activities
Purchases and originations of investments	(163)	(173)
Repayments from portfolio company revolving credit facility investments, net	3	50
Principal repayments on debt investments	282	532
Proceeds from loan syndications and loan sales	4	—
Payment of accrued PIK notes and dividend and accreted original issue discounts	67	107
Proceeds from sales of equity investments	78	89
Increase in cash collateral on total return swaps	(81)	—
Interest rate derivative periodic interest payments, net	(4)	(17)
Interest rate derivative termination payments	(13)	(62)
Other	(6)	(5)
Net cash provided by investing activities	167	521
Financing Activities
Payments on secured borrowings	—	(1)
Payments on notes payable from asset securitizations	(162)	(309)
Proceeds from issuance of common stock upon exercise of stock options	16	10
Repurchase of common stock	(253)	(134)
Decrease (increase) in debt service escrows	115	(70)
Other	7	—
Net cash used in financing activities	(277)	(504)
Net (decrease) increase in cash and cash equivalents	(24)	102
Cash and cash equivalents at beginning of period	331	204
Cash and cash equivalents at end of period	$307	$306

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2013	2012
Per Share Data
Net asset value at beginning of the period	$17.84	$13.87
Net operating income(1)	0.32	0.74
Net realized loss(1)	(0.12)	(0.88)
Net unrealized appreciation(1)	1.02	2.63
Net earnings(1)	1.22	2.49
Issuance of common stock	(0.11)	(0.08)
Repurchase of common stock	0.31	0.33
Other, net(2)	0.02	0.01
Net asset value at end of period	$19.28	$16.62
Ratio/Supplemental Data
Per share market value at end of period	$12.67	$10.06
Total investment return(3)	5.40%	49.48%
Shares of common stock outstanding at end of period	289.4	317.7
Net assets at end of period	$5,579	$5,280
Average net assets(4)	$5,559	$4,986
Average debt outstanding(5)	$686	$1,097
Average debt outstanding per common share(1)	$2.28	$3.35
Portfolio turnover rate(6)	8.70%	7.58%
Ratio of operating expenses to average net assets(6)	4.72%	5.40%
Ratio of operating expenses, net of interest expense, to average net assets(6)	3.92%	4.11%
Ratio of interest expense to average net assets(6)	0.80%	1.29%
Ratio of net operating income to average net assets(6)	3.45%	9.80%

(1)	Weighted average basic per share data.

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

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	6/19		$16.0	$15.8	$15.8
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	5/20		7.0	6.9	7.2
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	14.5%	12/13		5.4	5.4	5.3
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)					6.9	7.4
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	10.0%	12/19		12.0	11.7	12.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)			13,381		8.9	18.7
Datapipe, Inc.	IT Services	Senior Debt(6)	9.3%	9/19		12.5	12.3	12.7
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	8.8%	2/14		21.0	20.5	21.6
DelStar, Inc.	Building Products	Redeemable Preferred Stock(6)			26,613		30.4	47.3
		Convertible Preferred Stock(6)			29,569		4.0	8.9
		Common Stock Warrants(4)(6)			89,020		16.9	26.8
							51.3	83.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		2.2	2.2
		Common Units(4)			3,830,068		0.7	0.1
							2.9	2.3
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	14.8%	11/14		45.6	45.5	45.6
		Redeemable Preferred Stock(4)(6)			919		0.9	1.8
		Convertible Preferred Stock(4)(6)			861,364		20.9	7.2
							67.3	54.6
Foamex Innovations, Inc.	Household Durables	Common Stock Warrants(4)(6)			14,134		—	0.5
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	10.0%	5/17		3.7	3.7	3.7
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(6)	5.7%	12/14		19.0	19.0	18.3
Mitchell International, Inc.	IT Services	Senior Debt(6)	5.6%	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,594		8.8	2.2
		Common Stock(4)			633,408		0.1	—
							8.9	2.2
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	10/15		2.1	2.1	1.5
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(6)	18.0%	4/18		56.0	55.9	56.0
		Convertible Preferred Stock(4)(6)			14,938		15.0	13.5
							70.9	69.5
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)			173,060		6.4	0.9
Qioptiq S.à r.l.(7)	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	12.7%	3/18		38.3	38.2	38.2
Qualium I(7)	Capital Markets	Common Stock(4)			247,939		3.1	2.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.2	0.7
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	1/16-6/16		39.4	39.2	39.4
		Mezzanine Debt(6)	15.5%	7/16-11/16		43.8	43.5	43.1
		Mezzanine Debt(5)(6)	17.5%	8/17		44.0	39.7	36.8
							122.4	119.3
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	6/14		45.9	45.8	45.9
		Mezzanine Debt(6)	15.3%	6/15-6/16		58.0	57.7	58.0
		Convertible Preferred Stock(6)			84,043		68.5	68.5
		Common Stock(4)(6)			84,043		—	35.2
							172.0	207.6
Survey Sampling International, LLC	Media	Mezzanine Debt(6)	15.0%	7/18		42.5	42.2	42.2
Transtar Holding Company	Auto Components	Senior Debt(6)	9.8%	10/19		8.0	7.8	8.2
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)			26,977		0.1	0.1
		Common Stock(4)(6)			3,218,667		3.8	2.9
							3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	9/20		17.0	16.8	16.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	10.5%	6/20		40.0	39.2	41.5
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	15.1%	8/18		88.1	87.9	86.9
		Convertible Preferred Stock(4)(6)			2,008,575		242.8	86.6
		Common Stock(4)(6)			502,144		49.8	—
							380.5	173.5

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	2/17-2/18		12.4	4.0	0.2
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	12/17		14.8	8.6	0.7
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	7/17		67.5	29.7	7.0
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	10/17		3.7	2.3	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	8/17		20.8	10.2	1.3
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	7/17		52.3	9.0	0.7
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.4%	8/17		36.6	20.2	1.6
LB-UBS Commercial Mortgage Trust 2008-C1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	7/23-7/24		13.9	5.5	0.3
ML-CFC Commercial Mortgage Trust 2007-6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	8/17		10.0	5.8	0.4
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	10/17		52.0	17.3	1.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	10/17-12/20		57.3	30.8	1.3
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	11/16		5.0	2.4	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)				8.5	8.4	8.0
		Subordinated Notes(6)				25.9	11.8	18.1
							20.2	26.1
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)				20.0	14.4	14.5
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(4)(6)			6,241		3.8	—
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)			13,796		4.8	7.1
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)				15.0	8.2	14.9
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)				2.0	1.7	1.8
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)(8)		Subordinated Notes(6)				5.0	4.8	4.8
Cent CDO 12 Limited(7)(8)		Income Notes(6)				26.4	11.5	24.7
Cent CLO 18 Limited(7)(8)		Subordinated Notes(6)				7.9	8.0	8.0
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)				5.0	2.4	2.6
Champlain CLO(7)(8)		Preferred Securities(6)			1,000,000		0.4	0.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)			360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)			34,170,000		23.0	9.2
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(6)			3,500,000		5.5	3.2
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)				15.0	12.0	11.0
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)			5,750,000		3.8	3.5
Flagship CLO V(7)(8)		Deferrable Notes(6)				1.7	1.4	1.5
		Subordinated Securities(6)			15,000		7.7	8.7
							9.1	10.2
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)				4.0	1.1	0.7
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)				6.7	7.3	4.8
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)				9.0	3.7	5.4
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)				7.0	6.6	7.1
Mayport CLO Ltd.(7)(8)		Income Notes				14.0	9.1	7.4
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)			10,000		4.0	6.8
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(6)			5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)				10.0	9.8	8.7
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)				14.0	14.1	16.0
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)			20,000,000		12.7	12.1
Subtotal Non-Control / Non-Affiliate Investments (23% of total investments at fair value)							$1,519.0	$1,225.0

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	11.3%	3/14		$6.5	$6.5	$6.5
		Redeemable Preferred Stock(6)			859		2.3	2.3
		Common Stock(4)(6)			3,061		5.0	9.3
							13.8	18.1
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	15.0%	8/13		5.7	3.1	—
		Common Stock(4)(6)			8,569,905		25.4	—
							28.5	—
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	19.8%	12/13		23.8	23.2	25.4
		Convertible Preferred Stock(4)(6)			5,592,367		8.9	14.2
		Common Stock(4)(6)			131,315		0.1	0.3
		Common Stock Warrants(4)(6)			5,653,978		—	6.3
							32.2	46.2
IS Holdings I, Inc.	Software	Common Stock(4)(6)			1,165,930		—	14.3
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	11.5%	8/17		28.5	28.2	28.5
		Senior Debt(5)(6)	16.0%	2/18		11.2	8.9	8.7
		Common Units(4)(6)			10.6%		9.5	—
							46.6	37.2
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)			4,213		1.2	3.7
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	1.2
		Common Units(4)			350,000		0.4	—
							3.5	1.2
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,707		0.7	1.9
		Common Stock(4)			40,688		0.6	2.1
							1.3	4.0
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	15.3%	10/15		103.2	102.3	103.4
		Convertible Preferred Stock(6)			12,135,088		61.4	74.3
		Common Stock Warrants(4)			6,521,904		1.2	—
							164.9	177.7
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.2	3.0
Subtotal Affiliate Investments (6% of total investments at fair value)							$294.2	$305.4

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	15.0%	5/16		$6.9	$3.7	$2.4
		Common Stock(6)			100%		5.9	16.9
							9.6	19.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)			81,087		66.8	132.0
		Common Stock(4)(6)			20,139,669		15.7	31.9
							82.5	163.9
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	9/16		33.0	33.0	33.0
		Common Membership Interest(6)			100%		129.5	948.2
							162.5	981.2
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	13.0%	7/16		18.9	18.8	18.9
		Mezzanine Debt(5)(6)	15.0%	7/16		17.1	16.2	16.3
		Redeemable Preferred Stock(4)(6)			463,335		30.6	—
		Common Stock(4)(6)			128,681		10.8	—
		Common Stock Warrants(4)(6)			204,663		17.3	—
							93.7	35.2
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	14.0%	12/18		19.9	19.7	19.9
		Membership Units(4)(6)			100,000		28.9	25.1
							48.6	45.0
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(6)	11.0%	1/14		12.2	12.1	12.2
		Mezzanine Debt(6)	18.7%	1/15		37.7	37.7	37.7
		Convertible Preferred Stock(6)			145,316		25.3	45.4
		Common Stock(4)(6)			13,031		1.8	3.9
							76.9	99.2
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)			8,500,100		0.9	0.1
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(5)(6)	7.2%	5/14		20.5	16.1	16.1
		Redeemable Preferred Stock(4)(6)			21,215		42.7	—
							58.8	16.1
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)			858,410		—	1.9
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	14.0%	12/18		40.4	40.1	40.4
		Convertible Preferred Stock(6)			100,000		59.4	48.4
							99.5	88.8
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.4%	8/13		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	8.0%	1/14		2.7	2.7	2.7
		Convertible Preferred Stock(4)(6)			77,504,840		13.5	7.6
							16.2	10.3
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)			57,940,360		46.5	3.2
Dyno Holding Corp.	Auto Components	Senior Debt(6)	11.4%	11/15		40.2	40.1	40.2
		Mezzanine Debt(5)(6)	4.1%	11/16		32.5	25.5	15.0
		Convertible Preferred Stock(4)(6)			389,759		40.5	—
		Common Stock(4)(6)			97,440		10.1	—
							116.2	55.2
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	3/16		5.9	5.9	5.9
		Mezzanine Debt(6)	16.5%	7/16		17.1	17.1	17.1
		Common Stock(4)(6)			583		11.1	10.4
							34.1	33.4
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)			11,728		27.1	33.4
		Redeemable Preferred Stock(4)(6)			21,113		12.4	10.0
		Common Stock(4)(6)			11,261		1.1	—
		Common Stock Warrants(4)(6)			1,078,792		13.1	—
							53.7	43.4
European Capital Limited(7)	Diversified Financial Services	Subordinated Debt(6)	7.3%	6/15		94.5	94.5	94.5
		Ordinary Shares(4)(6)			100%		1,267.3	802.0
							1,361.8	896.5
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	1/17		46.3	45.8	46.3
		Common Membership Units(4)(6)			58,297		44.5	20.1
							90.3	66.4
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.2%	10/13		41.9	41.9	41.9
		Mezzanine Debt(5)(6)	20.3%	4/14-10/14		76.7	35.4	16.3
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)(6)			129,514		15.6	—
							93.5	58.2
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	10/18		7.4	7.5	7.4
		Mezzanine Debt(5)(6)	18.8%	10/18-10/19		85.9	37.7	25.2
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							66.9	32.6
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	8.1%	1/14		28.2	25.8	11.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	3/14		1.6	1.6	—
		Common Stock(4)(6)			64,917		12.9	—
		Common Stock Warrants(4)(6)			6,500		1.3	—
							15.8	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	1/17		7.9	7.9	7.9
		Mezzanine Debt(5)(6)	18.0%	1/18		14.8	11.9	14.5
		Convertible Preferred Stock(4)(6)			4,000		1.0	—
		Common Stock(4)(6)			100%		0.7	—
							21.5	22.4
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	12.0%	12/14		15.3	9.8	7.4
		Redeemable Preferred Stock(4)(6)			6,482,972		6.6	—
							16.4	7.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)			1		7.0	7.0
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)			7,496		8.1	15.1
		Common Stock(4)(6)			833		—	1.7
		Common Stock Warrants(4)(6)			675		—	1.4
							8.1	18.2
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)			313,327		60.8	157.5
		Common Stock(4)(6)			55,290		5.5	12.1
		Common Stock Warrants(4)(6)			222,414		18.6	48.7
							84.9	218.3
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)			100		1.2	7.4
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	16.4%	7/16		35.3	35.2	35.3
		Redeemable Preferred Stock(6)			2,485		1.8	1.8
		Convertible Preferred Stock(4)(6)			51,351		21.4	24.0
							58.4	61.1
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	11.2%	8/13-11/13		12.0	9.3	3.8
		Common Stock(4)(6)			860,189		0.1	—
							9.4	3.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	14.0%	12/17		56.4	32.8	31.0
		Common Membership Units(4)(6)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(6)	6.8%	4/16-4/17		92.8	76.9	83.4
		Common Stock(4)(6)			84,104		54.8	15.8
							131.7	99.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	12/14		3.9	3.9	3.9
		Mezzanine Debt(6)	17.0%	12/15		13.0	13.0	13.0
		Mezzanine Debt(5)(6)	19.0%	12/15		18.7	7.2	3.0
		Common Stock(4)(6)			367,881		4.2	—
							28.3	19.9
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	15.3%	3/16		27.9	27.8	27.9
		Redeemable Preferred Stock(6)			36,267		26.9	37.9
		Common Stock(4)(6)			40,295		3.9	—
		Common Stock Warrants(4)(6)			116,065		11.6	—
							70.2	65.8
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)			342,500		11.1	1.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(5)(6)	15.6%	10/14		32.5	28.6	22.2
		Redeemable Preferred Stock(4)(6)			133		13.3	—
		Convertible Preferred Stock(4)(6)			1,539		192.1	—
		Common Stock(4)(6)			17,724		32.9	—
							266.9	22.2
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	6.6%	7/14-12/15		22.1	20.7	21.7
		Convertible Preferred Stock(4)(6)			2,081,879		7.6	9.0
							28.3	30.7
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	14.0%	10/16		16.3	16.2	16.3
		Convertible Preferred Stock(6)			77,447,018		8.4	13.2
		Common Stock(4)(6)			97,540		0.1	—
							24.7	29.5
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)			14,850		15.2	11.4
		Common Stock(4)(6)			150		0.1	—
							15.3	11.4
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(4)(6)			1,101,673		175.0	178.4
		Common Stock(4)(6)			275,419		27.5	10.6
							202.5	189.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)			122,017		14.0	19.7
		Common Stock(4)(6)			128,175		2.3	31.0
		Common Stock Warrants(4)(6)			56,819		1.4	13.8
							17.7	64.5
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.1	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	12.5%	6/18		29.2	26.5	9.1
		Common Units(4)(6)			490,000		2.0	—
							28.5	9.1
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	9.2%	6/15		10.4	10.4	10.4
		Mezzanine Debt(6)	15.0%	6/15		45.4	29.9	45.4
		Redeemable Preferred Stock(4)			1,890		1.9	—
							42.2	55.8
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	14.0%	12/13		2.8	2.8	2.8
		Mezzanine Debt(5)(6)	15.0%	12/13		4.4	3.1	4.0
		Redeemable Preferred Membership Units(4)(6)			3,796,269		3.0	—
		Common Membership Units(4)(6)			27,400		1.9	—
							10.8	6.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)			703,406		48.5	85.3
		Common Stock(4)(6)			175,853		11.4	20.6
							59.9	105.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest			90%		6.9	1.0
Subtotal Control Investments (71% of total investments at fair value)							$3,749.9	$3,751.0
Total Investment Assets							$5,563.1	$5,281.4

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.8)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(4.2)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.6)
Citibank, N.A.	Total Return Swaps		12/13-3/14	2	409.4	—	(2.8)
Total Derivative Agreements						$—	$(13.4)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
JP Morgan Prime Money Market Fund Capital	$63.0	$63.0
Bank of America Money Market Reserves Capital CL	55.0	55.0
First American Prime Obligation Z	20.5	20.5
Fidelity Institutional Prime Money Market Portfolio Institutional Class	16.0	16.0
JP Morgan Liquid Assets Money Market Fund	7.3	7.3
Federated Inv PR CSH OBL-IS	4.0	4.0
Fidelity Institutional Money Market Treasury Portfolio - Class I	3.0	3.0
Invesco Short Term Investments Trust Liquid Assets Portfolio Corporate Class	2.0	2.0
Total Money Market Funds	$170.8	$170.8

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.3%	12/18-6/19		$19.5	$19.2	$19.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	5/20		7.0	6.9	6.9
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	14.3%	12/13		5.2	5.2	5.2
AmWins Group LLC	Insurance	Senior Debt(6)	9.3%	12/19		10.0	9.8	9.8
BBB Industries, LLC	Auto Components	Senior Debt(6)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)					7.1	6.9
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	10.0%	12/19		12.0	11.7	12.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)			13,381		8.9	16.5
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	8.1%	2/14		20.8	20.5	16.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(6)			26,613		28.6	45.6
		Convertible Preferred Stock(6)			29,569		4.0	5.2
		Common Stock Warrants(4)(6)			89,020		16.9	15.7
							49.5	66.5
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		2.0	2.0
		Common Units(4)			3,830,068		0.8	0.1
							2.8	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	14.0%	11/14		20.2	20.2	20.2
		Mezzanine Debt(5)(6)	15.5%	11/14		22.1	11.7	19.8
		Redeemable Preferred Stock(4)(6)			919		0.9	—
		Convertible Preferred Stock(4)(6)			861,364		20.9	—
							53.7	40.0
Flexera Software, LLC	Software	Senior Debt(6)	11.0%	10/18		15.0	14.1	15.1
Foamex Innovations, Inc.	Household Durables	Common Stock Warrants(4)(6)			14,134		—	0.5
HMSC Corporation	Insurance	Senior Debt(5)(6)	5.7%	10/14		3.5	2.7	0.8
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(6)	5.7%	12/14		19.0	19.0	16.9
KIK Custom Products, Inc.(7)	Household Products	Senior Debt(6)	5.3%	12/14		22.5	22.5	18.0
LCW Holdings, LLC	Real Estate	Senior Debt(6)	11.0%	10/13		10.2	10.3	10.4
Mitchell International, Inc.	IT Services	Senior Debt(6)	5.6%	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,174		8.6	2.1
		Common Stock(4)			633,408		0.1	—
							8.7	2.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(6)	7.7%	10/15		2.5	2.5	2.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(6)	18.0%	4/18		51.2	51.1	51.2
		Convertible Preferred Stock(4)(6)			14,938		14.9	0.8
							66.0	52.0
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)			173,060		6.4	0.9
Qioptiq S.à r.l.(7)	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	12.0%	3/18		36.9	36.7	36.7
Qualium I(7)	Capital Markets	Common Stock(4)			247,939		3.1	3.4
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(6)	15.6%	10/14		31.9	31.8	31.9
		Redeemable Preferred Stock(4)(6)			133		13.3	—
		Convertible Preferred Stock(4)(6)			1,541		192.3	—
		Common Stock(4)(6)			15,414		32.7	—
							270.1	31.9
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.2	0.4
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	14.0%	10/16		16.1	16.1	16.1
		Convertible Preferred Stock(6)			77,640,000		8.1	16.9
		Common Stock(6)			78,242		0.1	—
							24.3	33.0
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	1/16-6/16		40.3	40.2	39.7
		Mezzanine Debt(6)	15.5%	7/16-11/16		43.1	42.8	41.7
		Mezzanine Debt(5)(6)	17.5%	8/17		40.3	18.3	29.5
							101.3	110.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	6/14		46.3	46.1	46.3
		Mezzanine Debt(6)	15.3%	6/15-6/16		57.0	56.7	57.0
		Convertible Preferred Stock(6)			84,043		65.9	65.8
		Common Stock(4)(6)			84,043		—	18.5
							168.7	187.6
Survey Sampling International, LLC	Media	Mezzanine Debt(6)	15.0%	7/18		41.9	41.5	41.5
ThreeSixty Sourcing, Inc.(7)	Commercial Services & Supplies	Common Stock Warrants(4)			35		4.1	—
Transtar Holding Company	Auto Components	Senior Debt(6)	9.8%	10/19		8.0	7.8	7.8
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)			26,977		0.1	0.1
		Common Stock(4)(6)			3,218,667		3.8	3.2
							3.9	3.3
Unipex Neptune International S.A.S.(7)	Chemicals	Senior Debt(6)	8.5%	9/19		10.8	10.8	10.8
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt	10.5%	6/20		40.0	39.2	39.2
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	15.0%	7/16		103.5	103.1	102.5
		Convertible Preferred Stock(4)(6)			2,008,575		238.0	105.5
		Common Stock(4)(6)			502,144		49.9	—
							391.0	208.0

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	2/17-2/18		12.4	4.0	0.2
CD 2007-CD4 Commercial Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	4/17		14.0	8.7	0.2
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	12/17		14.8	8.8	0.5
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	7/17		67.5	30.4	7.4
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	10/17		3.7	2.5	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	8/17		20.8	10.3	1.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	7/17		52.3	9.0	0.7
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	8/17		36.6	20.2	0.9
LB-UBS Commercial Mortgage Trust 2008-C1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	7/23-7/24		19.4	7.4	1.1
ML-CFC Commercial Mortgage Trust 2007-6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	8/17		10.0	5.8	0.5
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	10/17		52.0	18.1	2.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.6%	10/17-9/22		64.7	33.3	1.8
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	11/16		5.0	2.8	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)				8.5	8.4	7.2
		Subordinated Notes(6)				25.9	13.3	20.6
							21.7	27.8
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)				20.0	15.5	16.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(6)			6,241		5.7	3.8
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)			13,796		4.5	8.1
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)				15.0	8.8	17.4
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)				2.0	1.7	1.5
Cent CDO 12 Limited(7)(8)		Income Notes(6)				26.4	13.0	26.1
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)				5.0	2.1	2.8
Champlain CLO(7)(8)		Preferred Securities(6)			1,000,000		0.5	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)			360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)			34,170,000		23.8	8.7
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(6)			3,500,000		5.0	3.1
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)				15.0	12.2	12.1
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)			5,750,000		3.1	3.4
Flagship CLO V(7)(8)		Deferrable Notes(6)				1.7	1.4	1.3
		Subordinated Securities(6)			15,000		7.8	11.1
							9.2	12.4
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)				4.0	1.4	0.6
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)				6.7	7.3	5.6
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)				9.0	4.0	7.8
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)				7.0	6.6	6.7
Mayport CLO Ltd.(7)(8)		Income Notes				14.0	9.5	10.4
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)			10,000		4.1	7.7
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(6)			5,000,000		1.9	3.0
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)				10.0	9.0	9.0
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)				14.0	14.8	16.7
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)			20,000,000		13.0	16.0
Subtotal Non-Control / Non-Affiliate Investments (25% of total investments at fair value)							$1,852.0	$1,306.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	9.5%	12/13		$6.4	$6.4	$6.4
		Redeemable Preferred Stock(4)(6)			859		1.6	2.1
		Common Stock(4)(6)			3,061		5.0	—
							13.0	8.5
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	15.0%	2/13		5.4	3.2	0.5
		Common Stock(4)(6)			8,569,905		25.4	—
							28.6	0.5
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	19.6%	12/13		21.9	20.8	20.7
		Convertible Preferred Stock(4)(6)			5,592,367		8.9	13.3
		Common Stock(4)(6)			131,315		0.1	0.3
		Common Stock Warrants(4)(6)			5,653,978		—	5.1
							29.8	39.4
IEE Holding 1 S.A.(7)	Auto Components	Common Stock(4)			250,000		4.5	11.9
IS Holdings I, Inc.	Software	Common Stock(4)(6)			1,165,930		—	14.4
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	16.0%	8/14		10.3	10.3	9.8
		Common Units(4)(6)			10.6%		9.5	3.6
							19.8	13.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)			4,213		1.2	3.1
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.2	—
		Common Units(4)			350,000		0.3	—
							3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,075		0.7	1.9
		Common Stock(4)			40,688		0.6	2.1
							1.3	4.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	15.3%	9/14		101.5	100.2	100.7
		Convertible Preferred Stock(6)			12,135,088		56.0	67.9
		Common Stock Warrants(4)			6,521,904		1.3	1.7
							157.5	170.3
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.1	3.4
Subtotal Affiliate Investments (5% of total investments at fair value)							$261.3	$268.9

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(6)			589		$6.4	$—
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	15.0%	5/16		$6.4	3.7	2.0
		Common Stock(6)			100%		6.0	17.2
							9.7	19.2
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)			81,087		63.5	132.6
		Common Stock(4)(6)			20,139,669		15.6	33.3
							79.1	165.9
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	3.2%	9/16		9.0	9.0	9.0
		Common Membership Interest(6)			100%		140.1	819.4
							149.1	828.4
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	13.9%	7/16		35.7	35.5	35.7
		Redeemable Preferred Stock(4)(6)			403,357		43.9	44.8
		Common Stock(4)(6)			128,681		10.8	—
		Common Stock Warrants(4)(6)			204,663		17.3	—
							107.5	80.5
ASAP Industries Holdings, LLC	Energy Equipment & Services	Senior Debt(6)	5.8%	1/17		26.3	25.0	26.2
		Mezzanine Debt(6)	14.0%	12/18		19.7	19.5	19.7
		Membership Units(4)(6)			100,000		28.9	25.1
							73.4	71.0
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(6)	11.0%	1/14		12.9	12.9	12.9
		Mezzanine Debt(6)	18.6%	1/15		35.0	34.9	35.0
		Convertible Preferred Stock(6)			145,316		24.5	34.5
		Common Stock(4)(6)			13,031		1.8	2.9
							74.1	85.3
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/14		19.8	19.8	19.8
		Redeemable Preferred Stock(4)(6)			21,215		42.7	—
							62.5	19.8
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)			858,410		—	1.2
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	14.0%	12/18		40.0	39.6	40.0
		Convertible Preferred Stock(4)(6)			100,000		57.0	45.9
							96.6	85.9
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.5%	2/13		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(6)	3.0%	2/13		1.1	1.1	1.1
		Convertible Preferred Stock(4)(6)			11,532,842		12.4	2.3
							13.5	3.4
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)			57,940,360		46.5	2.8
Dyno Holding Corp.	Auto Components	Senior Debt(6)	11.5%	11/15		40.3	40.2	40.3
		Mezzanine Debt(6)	7.3%	11/16		17.9	17.8	17.9
		Mezzanine Debt(5)(6)	—%	11/16		14.0	11.6	1.0
		Convertible Preferred Stock(4)(6)			389,759		40.5	—
		Common Stock(4)(6)			97,440		10.1	—
							120.2	59.2
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(6)	16.5%	12/14		16.3	16.3	16.3
		Common Stock(4)(6)			583		11.1	10.4
							27.4	26.7
eLynx Holdings, Inc.	IT Services	Senior Debt(6)	7.7%	6/14		1.9	1.9	1.9
		Convertible Preferred Stock(6)			11,728		25.8	32.1
		Redeemable Preferred Stock(4)(6)			21,113		9.0	5.4
		Common Stock(4)(6)			11,261		1.1	—
		Common Stock Warrants(4)(6)			1,078,792		13.1	—
							50.9	39.4
European Capital Limited(7)	Diversified Financial Services	Subordinated Debt(6)	7.3%	6/15		109.2	109.1	109.2
		Ordinary Shares(4)(6)			100%		1,267.3	700.2
							1,376.4	809.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	1/17		46.7	46.2	46.7
		Common Membership Units(4)(6)			58,297		44.5	3.8
							90.7	50.5
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.3%	2/13-10/13		40.1	40.1	40.1
		Mezzanine Debt(5)(6)	20.3%	4/14-10/14		69.8	36.9	14.4
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)(6)			129,514		15.6	—
							93.2	54.5
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(6)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	18.8%	10/18-10/19		78.2	37.8	29.9
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							66.9	37.3
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	9.9%	2/13-6/14		38.0	34.0	11.1
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(5)(6)	8.5%	5/13		8.1	6.4	5.2
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	3/14		1.6	1.6	—
		Common Stock(4)(6)			64,917		12.9	—
		Common Stock Warrants(4)(6)			6,500		1.3	—
							15.8	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	9.5%	1/17		15.4	15.1	15.3
		Senior Debt(5)(6)	12.0%	1/17		5.2	3.9	5.6
		Convertible Preferred Stock(4)(6)			4,000		1.0	—
		Common Stock(4)(6)			100%		0.7	—
							20.7	20.9
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	12.0%	12/14		14.4	9.8	7.4
		Redeemable Preferred Stock(4)(6)			6,482,972		6.6	—
							16.4	7.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)			1		1.5	1.5
LLSC Holdings Corporation	Personal Products	Mezzanine Debt(6)	12.0%	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(6)			7,496		8.1	15.1
		Common Stock(4)(6)			833		—	1.7
		Common Stock Warrants(4)(6)			675		—	1.4
							13.6	23.7
LVI Holdings, LLC	Professional Services	Senior Debt(6)	7.2%	2/13		2.7	2.7	2.7
		Mezzanine Debt(5)(6)	18.0%	2/13		14.5	8.9	2.9
							11.6	5.6
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)			424,188		75.6	184.6
		Common Stock(4)(6)			55,290		5.5	11.6
		Common Stock Warrants(4)(6)			222,414		18.6	46.6
							99.7	242.8
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)			100		1.5	4.2
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	16.4%	7/16		33.3	33.3	33.3
		Redeemable Preferred Stock(6)			2,485		1.6	1.6
		Convertible Preferred Stock(4)(6)			51,351		18.2	21.0
							53.1	55.9
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	9.5%	8/13-11/13		17.0	15.1	10.5
		Common Stock(4)(6)			860,189		0.1	—
							15.2	10.5
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	14.0%	12/17		53.3	32.8	31.0
		Common Membership Units(4)(6)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(6)	6.8%	4/16-4/17		85.7	71.2	72.8
		Common Stock(4)(6)			72,953		54.3	1.3
							125.5	74.1
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(6)	18.2%	4/18-7/18		141.4	129.9	141.5
		Mezzanine Debt(5)(6)	20.5%	7/18		22.6	9.9	5.5
		Common Membership Units(4)(6)			478,488		17.5	—
							157.3	147.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	11.0%	12/13		5.9	5.9	5.9
		Mezzanine Debt(6)	17.0%	12/14		11.9	11.8	11.9
		Mezzanine Debt(5)(6)	19.0%	12/14		17.1	7.3	0.1
		Common Stock(4)(6)			367,881		4.2	—
							29.2	17.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	15.3%	3/16		27.4	27.3	27.4
		Redeemable Preferred Stock(6)			36,267		25.4	37.0
		Common Stock(6)			40,295		3.9	2.7
		Common Stock Warrants(4)(6)			116,065		11.6	7.6
							68.2	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)			342,500		11.1	—
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	6.6%	7/14-12/15		22.7	20.8	21.6
		Convertible Preferred Stock(4)(6)			2,081,879		7.6	6.5
							28.4	28.1
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(6)			1,101,673		169.6	169.6
		Common Stock(4)(6)			275,419		27.5	—
							197.1	169.6
Specialty Brands Holdings, Inc.	Food Products	Mezzanine Debt(6)	14.1%	5/14		37.0	36.9	37.1
		Redeemable Preferred Stock(6)			122,017		13.3	19.0
		Common Stock(4)(6)			128,175		2.3	25.7
		Common Stock Warrants(4)(6)			56,819		1.4	11.4
							53.9	93.2
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.1	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(6)	12.5%	6/18		27.5	27.5	22.8
		Common Units(4)(6)			490,000		2.0	5.5
							29.5	28.3
UFG Real Estate Holdings, LLC(8)	Real Estate	Common Membership(4)(6)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(6)	14.0%	2/15		5.2	5.2	5.2
		Redeemable Preferred Stock(4)(6)			301,556		18.8	23.4
		Common Stock Warrants(4)(6)			6,862		0.2	—
							24.2	28.6
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	9.5%	7/13		10.4	10.4	10.4
		Mezzanine Debt(6)	15.0%	7/13		42.1	26.7	42.1
		Redeemable Preferred Stock(4)			1,890		1.9	—
							39.0	52.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	14.6%	12/13		6.6	6.6	6.6
		Redeemable Preferred Membership Units(4)(6)			3,796,269		3.0	0.3
		Common Membership Units(4)(6)			27,400		1.9	—
							11.5	6.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)			703,406		45.6	85.1
		Common Stock(6)			175,853		11.4	21.3
							57.0	106.4

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest			90%		9.8	1.2
Subtotal Control Investments (70% of total investments at fair value)							$3,728.5	$3,689.6
Total Investment Assets							$5,841.8	$5,264.9

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(6)	LIBOR/5.1%	8/19	1	$8.7	$—	$10.6
Subtotal Derivative Assets						$—	$10.6

Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.1%/LIBOR	8/16-8/19	2	$122.4	$—	$(16.5)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.3%/LIBOR	5/16-11/19	3	98.6	—	(13.4)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(6)	5.2%/LIBOR	11/19	1	71.6	—	(2.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(5.0)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.5%/LIBOR	2/13	1	9.2	—	(0.1)
Citibank, N.A.	Total Return Swap		12/13	1	200.0	—	—
Subtotal Derivative Liabilities						$—	$(37.7)
Total Derivative Agreements, Net						$—	$(27.1)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
JP Morgan Prime Money Market Fund Capital	$68.0	$68.0
Wells Fargo Advantage Heritage Fund	40.0	40.0
JP Morgan Liquid Assets Money Market Fund	7.2	7.2
Fidelity Institutional Prime Money Market Portfolio Institutional Class	6.0	6.0
First American Prime Obligation Z	5.5	5.5
Federated Inv PR CSH OBL-IS	4.0	4.0
Fidelity Institutional Money Market Treasury Portfolio - Class I	3.0	3.0
Invesco Short Term Investments Trust Liquid Assets Portfolio Corporate Class	2.0	2.0
Total Money Market Funds	$135.7	$135.7

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

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

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 does not amend the scope exception in FASB Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”) for real estate investment trusts. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We do not believe the adoption of ASU 2013-08 will have a material impact on our consolidated financial statements.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force) (“ASU 2013-11”) which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an entity is required to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward unless (i) the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity is required to present an unrecognized tax benefit in the financial statements as a liability with no offset of the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2013-11.

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

We fair value our investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. We undertake a multi-step valuation process each quarter to determine the fair value of our investments in accordance with ASC 820. The quarterly valuation process begins with the development of a preliminary valuation recommendation for each investment by our Financial Accounting and Compliance Team (“FACT”), which is comprised of valuation and audit professionals responsible for monitoring portfolio compliance and valuations. In preparing the preliminary valuation recommendations, FACT receives assistance from our investment professionals that both originated and monitor the investment as well as assistance from other departments including operations, accounting and legal. The preliminary valuation recommendations are reviewed and approved by senior management and then presented to our Audit and Compliance Committee for review and approval. Subsequent to the approval from our Audit and Compliance Committee, the valuation recommendations are sent to our Board of Directors for final approval.

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

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have identified the M&A market as the principal market for our investments in portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital Asset Management, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.

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

Investments in Investment Funds

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of market price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, public to private liquidity discounts, expected future cash flows available to equity holders including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of June 30, 2013, we owned all of the equity in European Capital Limited (“European Capital”), an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to comparable publicly traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment, including the determination of the fair value of European Capital's investment portfolio.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

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

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$809	$809
Mezzanine Debt	—	—	911	911
Preferred Equity	—	—	1,167	1,167
Common Equity	—	—	2,166	2,166
Structured Products	—	—	228	228
Derivative Agreements, Net	—	(13)	—	(13)
Total	$—	$(13)	$5,281	$5,268

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$843	$843
Mezzanine Debt	—	—	1,114	1,114
Preferred Equity	—	—	1,194	1,194
Common Equity	—	—	1,867	1,867
Structured Products	—	—	247	247
Derivative Agreements, Net	—	(27)	—	(27)
Total	$—	$(27)	$5,265	$5,238

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2013 and 2012. Our investments in warrants are presented based on the type of equity they can be converted into.

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, April 1, 2013	$849	$988	$1,131	$2,210	$233	$5,411
Net realized loss(1)	(16)	—	(6)	(3)	(10)	(35)
Reversal of prior period net depreciation on realization(2)	20	—	6	3	10	39
Net unrealized appreciation (depreciation)(2)(3)	9	(14)	9	(31)	(12)	(39)
Purchases(4)	30	15	27	4	13	89
Sales(5)	—	—	—	(17)	—	(17)
Settlements, net(6)	(83)	(78)	—	—	(6)	(167)
Balances, June 30, 2013	$809	$911	$1,167	$2,166	$228	$5,281

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Derivative Agreements, Net	Total
Balances, April 1, 2012	$847	$1,343	$1,116	$1,800	$231	$(95)	$5,242
Net realized loss(1)	(5)	(7)	(94)	(26)	(35)	(67)	(234)
Reversal of prior period net depreciation on realization(2)	6	7	108	27	34	59	241
Net unrealized appreciation (depreciation)(2)(3)	7	1	46	(74)	4	—	(16)
Purchases(4)	48	45	51	31	—	—	175
Sales(5)	—	—	(43)	(5)	—	—	(48)
Settlements(6)	(90)	(231)	37	1	(7)	67	(223)
Transfers out of Level 3(7)	—	—	—	—	—	36	36
Balances, June 30, 2012	$813	$1,158	$1,221	$1,754	$227	$—	$5,173

(1)
Included in net realized loss in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized (depreciation) appreciation in the consolidated statements of operations.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2013 and 2012. Our investments in warrants are presented based on the type of equity they can be converted into.

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, January 1, 2013	$843	$1,114	$1,194	$1,867	$247	$5,265
Net realized (loss) gain(1)	(15)	(23)	23	(17)	(15)	(47)
Reversal of prior period net depreciation (appreciation) on realization(2)	20	(4)	(25)	21	15	27
Net unrealized appreciation (depreciation)(2)(3)	15	(38)	(7)	318	(20)	268
Purchases(4)	105	52	50	6	13	226
Sales(5)	(4)	—	(69)	(29)	—	(102)
Settlements, net(6)	(155)	(190)	1	—	(12)	(356)
Balances, June 30, 2013	$809	$911	$1,167	$2,166	$228	$5,281

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,249	$218	$(89)	$5,006
Net realized loss(1)	(18)	(32)	(166)	(32)	(44)	(75)	(367)
Reversal of prior period net depreciation on realization(2)	18	28	179	31	43	67	366
Net unrealized appreciation (depreciation)(2)(3)	12	—	83	408	22	(14)	511
Purchases(4)	64	80	76	84	—	—	304
Sales(5)	—	—	(76)	(26)	—	—	(102)
Settlements(6)	(317)	(382)	15	40	(12)	75	(581)
Transfers out of Level 3(7)	—	—	—	—	—	36	36
Balances, June 30, 2012	$813	$1,158	$1,221	$1,754	$227	$—	$5,173

(1)
Included in net realized loss in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized (depreciation) appreciation in the consolidated statements of operations.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2013:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$340	Enterprise discounted cash flow	Discount rate	8%	37%	16%
			Terminal value growth rate	3%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	(15%)	(34%)
			Control premium	—%	21%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	(20%)	(34%)
Mezzanine Debt	$751	Enterprise discounted cash flow	Discount rate	12%	97%	17%
			Terminal value growth rate	3%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	—%	(29%)
			Control premium	—%	21%	14%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	—%	(18%)
Preferred Equity	$1,088	Enterprise discounted cash flow	Discount rate	11%	51%	14%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	5%	(21%)
			Control premium	10%	21%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(6%)
Common Equity	$2,166	Enterprise discounted cash flow	Discount rate	8%	97%	16%
			Terminal value growth rate	3%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60%)	5%	(20%)
			Control premium	—%	24%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(16%)

Market Yield Valuation Methodology
Senior Debt	$469	Discounted cash flow	Market yield	8%	30%	12%
			Estimated remaining life	1 yrs	4 yrs	3 yrs
Mezzanine Debt	$160	Discounted cash flow	Market yield	13%	19%	16%
			Estimated remaining life	2 yrs	4 yrs	3 yrs
Preferred Equity	$79	Discounted cash flow	Market yield	18%	22%	22%
			Estimated remaining life	1 yr	3 yrs	1 yr
Structured Products	$228	Discounted cash flow	Discount rate	6%	116%	12%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	2%	2%
	$5,281

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$333	Enterprise discounted cash flow	Discount rate	11%	75%	18%
			Terminal value growth rate	—%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	5%	(26%)
			Control premium	11%	20%	15%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(30%)	(10%)	(23%)
Mezzanine Debt	$983	Enterprise discounted cash flow	Discount rate	10%	41%	16%
			Terminal value growth rate	3%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	10%	(21%)
			Control premium	—%	27%	18%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	20%	(13%)
Preferred Equity	$1,156	Enterprise discounted cash flow	Discount rate	10%	28%	13%
			Terminal value growth rate	2%	10%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(10%)
			Control premium	11%	27%	19%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	20%	(4%)
Common Equity	$1,754	Enterprise discounted cash flow	Discount rate	9%	75%	17%
			Terminal value growth rate	2%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(15%)
			Control premium	—%	27%	9%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	20%	(11%)

Market Yield Valuation Methodology
Senior Debt	$480	Discounted cash flow	Market yield	7%	35%	15%
			Estimated remaining life	0 yrs	4 yrs	3 yrs
Mezzanine Debt	$175	Discounted cash flow	Market yield	12%	21%	17%
			Estimated remaining life	2 yrs	4 yrs	3 yrs
Preferred Equity	$65	Discounted cash flow	Market yield	18%	18%	18%
			Estimated remaining life	1 yr	4 yrs	1 yr
Structured Products	$227	Discounted cash flow	Discount rate	11%	43%	18%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	4%	2%
	$5,173

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Cost
Senior debt	14.8%	15.2%
Mezzanine debt	17.4%	19.4%
Preferred equity	25.5%	24.2%
Common equity	35.6%	34.6%
Structured Products	6.7%	6.6%
Total	100.0%	100.0%

Fair Value
Senior debt	15.3%	16.0%
Mezzanine debt	17.3%	21.2%
Preferred equity	22.1%	22.7%
Common equity	41.0%	35.4%
Structured Products	4.3%	4.7%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of June 30, 2013 and December 31, 2012. Our investments in European Capital, CLO and CDO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	June 30, 2013	December 31, 2012
Cost
Life Sciences Tools and Services	12.0%	11.5%
Household Durables	6.8%	6.4%
Hotels, Restaurants and Leisure	5.3%	4.7%
Real Estate and Real Estate Investment Trusts	5.2%	5.5%
Internet and Catalog Retail	5.1%	4.5%
Commercial Services and Supplies	5.0%	4.8%
Professional Services	4.8%	4.4%
Capital Markets	4.5%	3.9%
Pharmaceuticals	4.3%	4.0%
Construction and Engineering	4.2%	3.8%
Health Care Equipment and Supplies	4.0%	3.1%
Computers and Peripherals	3.7%	3.4%
Health Care Providers and Services	3.5%	3.1%
Auto Components	3.2%	4.5%
Diversified Financial Services	3.1%	2.6%
Diversified Consumer Services	2.8%	2.5%
Electrical Equipment	2.4%	2.6%
Oil, Gas and Consumable Fuels	2.3%	2.1%
Electronic Equipment, Instruments and Components	2.1%	1.9%
IT Services	1.8%	1.3%
Food Products	1.7%	2.8%
Building Products	1.6%	1.4%
Energy Equipment and Services	1.6%	2.0%
Leisure Equipment and Products	1.5%	1.5%
Other	7.5%	11.7%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	June 30, 2013	December 31, 2012
Fair Value
Capital Markets	23.9%	20.0%
Life Sciences Tools and Services	6.3%	7.0%
Health Care Providers and Services	5.4%	5.2%
Electrical Equipment	5.4%	5.9%
Pharmaceuticals	5.0%	4.4%
Hotels, Restaurants and Leisure	4.7%	4.0%
Commercial Services and Supplies	4.7%	5.1%
Health Care Equipment and Supplies	4.7%	3.6%
Professional Services	4.5%	4.0%
Construction and Engineering	4.3%	4.0%
Internet and Catalog Retail	4.0%	3.5%
Electronic Equipment, Instruments and Components	2.3%	2.2%
Computers and Peripherals	2.1%	2.1%
Building Products	2.0%	1.6%
Food Products	1.9%	2.7%
Real Estate and Real Estate Investment Trusts	1.6%	1.9%
Diversified Financial Services	1.6%	1.2%
Oil, Gas and Consumable Fuels	1.6%	1.2%
Auto Components	1.5%	3.0%
IT Services	1.5%	1.0%
Energy Equipment and Services	1.5%	1.9%
Other	9.5%	14.5%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products and derivative agreements, as of June 30, 2013 and December 31, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2013	December 31, 2012
Cost
International	28.3%	27.8%
Mid-Atlantic	19.0%	18.3%
Southwest	15.0%	17.9%
Northeast	10.9%	10.7%
South-Central	9.8%	9.2%
Southeast	9.4%	8.8%
North-Central	7.2%	6.9%
Northwest	0.4%	0.4%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	30.1%	28.8%
International	19.8%	18.7%
Southwest	17.2%	20.5%
Northeast	11.4%	11.1%
Southeast	10.1%	10.2%
North-Central	7.5%	7.2%
South-Central	3.5%	3.1%
Northwest	0.4%	0.4%
Total	100.0%	100.0%

Note 5.	Borrowings

Our debt obligations consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2016, net of discount	598	597
ACAS Business Loan Trust 2006-1 asset securitization	16	85
ACAS Business Loan Trust 2007-1 asset securitization	—	71
ACAS Business Loan Trust 2007-2 asset securitization	—	22
Total	$614	$775

The daily weighted average debt balance for the three months ended June 30, 2013 and 2012 was $647 million and $1,011 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2013 and 2012 was $686 million and $1,097 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2013 was 6.8% and 6.5%, respectively, compared to 6.3% and 5.9%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2013 was 5.5% and 5.2%, respectively, compared to 5.2% and 4.8%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of June 30, 2013 was 5.4%.

As of June 30, 2013 and December 31, 2012, the aggregate fair value of the above borrowings was $620 million and $781 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 1 inputs for our publicly traded debt as of June 30, 2013 and

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

December 31, 2012 and Level 2 inputs for the remainder of our borrowings. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

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

The Term Loan Facility bears interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 1.25% per annum, plus 4.25%. As of June 30, 2013, the interest rate on our Term Loan Facility was 5.5%. As of June 30, 2013, we were in compliance with all of the covenants under the Term Loan Facility. The borrowing base coverage for the Term Loan Facility was 276% as of June 30, 2013.

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

We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of June 30, 2013, the total commitments under our Revolving Credit Facility were $250 million.

As of June 30, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility.

Asset Securitizations

As of June 30, 2013, our asset securitizations had an outstanding balance of $16 million. All interest and principal collected by the trusts are retained by the trusts and used to pay the principal and interest of the trusts. The ACAS Business Loan Trust 2006-1 notes were secured by restricted cash and loans to our portfolio companies with a fair value of $155 million as of June 30, 2013. On February 19, 2013 and May 16, 2013, the notes issued by ACAS Business Loan Trust 2007-2 and ACAS Business Loan Trust 2007-1, respectively, were paid off in full.

As of June 30, 2013, we were in compliance with all of the covenants applicable to us under our asset securitizations.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 6.	Derivative Agreements

During the three and six months ended June 30, 2013, we paid $2 million and $13 million, respectively, in connection with the early termination of certain interest rate derivative agreements, which is recorded as a realized loss in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations. The realized loss for the three and six months ended June 30, 2013 was partially offset by a reversal of unrealized depreciation of $3 million and $12 million, respectively, which is recorded in the financial statement line item derivative agreements in our consolidated statements of operations. During the three and six months ended June 30, 2012, we paid $62 million in connection with the early termination of certain interest rate derivative agreements, which is recorded as a net realized loss in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations. The realized loss was partially offset by a reversal of unrealized depreciation of $55 million which is recorded in the financial statement line item derivative agreements in our consolidated statements of operations.

During the three and six months ended June 30, 2013, we recorded a net realized loss of $1 million and $4 million, respectively, in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations for periodic interest settlements on interest rate derivative agreements. During the three and six months ended June 30, 2012, we recorded a net realized loss of $9 million and $17 million, respectively, in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations for periodic interest settlements on interest rate derivative agreements.

Total Return Swaps

American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (“Citibank”) on December 19, 2012 (the “2012 TRS”) and March 12, 2013 (the “2013 TRS”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). The maximum amount of the loans that can be included in the Reference Pool for the 2012 TRS and the 2013 TRS is $200 million and $250 million, respectively (determined at the time each such loan is added to the Reference Pool). Under the terms of each swap, ACTRS receives from Citibank an amount that is determined by reference to the margin on the interest and fees paid in respect of the loans included in the Reference Pool and ACTRS pays to Citibank a pre-agreed upon spread on the average outstanding amount of the loans and letters of credit included in the Reference Pool. The total return swaps are accounted for as derivatives pursuant to ASC 815, Derivatives and Hedging.

ACTRS is initially required to cash collateralize a certain portion of the face amount of loans included in each Reference Pool, subject to a minimum of $10 million for each Reference Pool at all times. The maximum cash collateral requirement for each Reference Pool is $50 million. As of June 30, 2013, ACTRS had provided $50 million and $41 million of cash collateral for the loans in the Reference Pools for the 2012 TRS and the 2013 TRS, respectively, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool.

As of June 30, 2013, the fair value liability of the 2012 TRS and the 2013 TRS was approximately $1 million and $2 million, respectively. As of June 30, 2013, the loans in the Reference Pools for the 2012 TRS and the 2013 TRS had a cost basis of approximately $200 million and $209 million, respectively. Realized gains and losses on each total return swap are composed of any gains or losses on the Reference Pool as well as the net interest received or owed at the time of the monthly settlement. Unrealized gains and losses on each total return swap are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the Reference Pool.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 7.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted net operating income per common share	$49	$194	$95	$243
Numerator for basic and diluted net earnings per common share	$21	$237	$367	$817
Denominator for basic weighted average common shares	297.5	324.5	301.4	327.7
Employee stock options and stock awards	12.2	9.4	12.4	9.1
Denominator for diluted weighted average common shares	309.7	333.9	313.8	336.8
Basic net operating income per common share	$0.16	$0.60	$0.32	$0.74
Diluted net operating income per common share	$0.16	$0.58	$0.30	$0.72
Basic net earnings per common share	$0.07	$0.73	$1.22	$2.49
Diluted net earnings per common share	$0.07	$0.71	$1.17	$2.43

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

Stock options and unvested shares under our deferred compensation plan of 8.9 million and 8.1 million for the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method. Stock options and unvested shares under our deferred compensation plan of 30.4 million and 31.4 million for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

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

Loan and Financing Agreements

As of June 30, 2013, we had commitments under loan and financing agreements to fund up to $119 million to 15 portfolio companies, with $56 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

As of June 30, 2013, there was $94 million outstanding under a $150 million subordinated, unsecured revolving credit facility with European Capital.

Total Return Swaps

As discussed in Note 6 to these consolidated financial statements, ACTRS, a wholly owned consolidated affiliate of American Capital, entered into non-recourse total return swap transactions with Citibank. The total return swaps are non-recourse to American Capital and require us to initially provide cash collateral of a minimum of $10 million, up to a maximum collateral of $50 million per Reference Pool. As of June 30, 2013, ACTRS had provided $50 million and $41 million of cash collateral for the loans in the Reference Pools for the 2012 TRS and the 2013 TRS, respectively. See Note 6 to these consolidated financial statements for further discussion of the accounting for ACTRS' total return swaps.

Note 9.	Shareholders' Equity

Our common stock activity for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
Common stock outstanding at beginning of period	304.4	329.1
Issuance of common stock under stock option plans	2.7	2.6
Repurchase of common stock	(18.1)	(14.6)
Distribution of common stock held in deferred compensation trust	0.4	0.6
Common stock outstanding at end of period	289.4	317.7

Stock Repurchase and Dividend Program

During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. In 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and six months ended June 30, 2013, we repurchased a total of 9.1 million and 18.1 million shares, respectively, of our common stock in the open market for $125 million and $253 million, respectively, at an average price of $13.77 per share and $14.00 per share, respectively. During the three and six months ended June 30, 2012, we repurchased a total of 9.1 million and 14.6 million shares, respectively, of our common stock in the open market for $85 million and $134 million, respectively, at an average price of $9.34 per share and $9.13 per share, respectively.

Note 10.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Our tax fiscal year ends on September 30. We estimate that for income tax purposes, we had both NOL carryforwards and net long-term capital loss carryforwards as of the tax year ended September 30, 2012 and for the nine months ended June 30, 2013. Under Subchapter C of the Code, we are able to carry forward any NOLs to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C of the Code, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

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

As of June 30, 2013, our gross deferred tax asset was $705 million, our valuation allowance was $262 million and our net deferred tax asset was $443 million.

As of June 30, 2013, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of June 30, 2013, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $262 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. During the three months ended June 30, 2013, we reversed $3 million of the valuation allowance primarily due to net unrealized appreciation and lower basis differences on our capital investments. However, due to our capital loss carryforwards and cumulative net unrealized depreciation on our capital assets as of June 30, 2013, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.

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

Under FASB ASC Topic 718, Compensation-Stock Compensation, our capital in excess of par value in our shareholders' equity includes the excess tax benefits generated from our stock-based compensation plans when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes (“APIC Pool”). As of June 30, 2013, our APIC Pool totaled $15 million.

A reconciliation of the tax provision computed at the US federal statutory income tax rate and our effective tax rate for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax on income computed at federal statutory tax rate	$10	$32	$134	$246
State taxes, net of federal tax benefit	1	5	16	29
Valuation allowance	(3)	(164)	(135)	(381)
Other	(2)	(17)	—	(7)
Total tax provision (benefit)	$6	$(144)	$15	$(113)

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 11.	Significant Subsidiaries

We have determined that for the six months ended June 30, 2013, American Capital Asset Management, LLC and European Capital Limited are unconsolidated portfolio companies that have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, summarized income statement information for American Capital Asset Management, LLC and European Capital Limited for the six months ended June 30, 2013 and 2012 has been included as follows:

	Six Months Ended June 30,
American Capital Asset Management, LLC	2013	2012
Total operating revenue	$137	$102
Total operating expenses	$94	$107
Net income (loss) attributable to non-controlling interests	$1	$(1)
Net income attributable to American Capital Asset Management, LLC	$21	$2

	Six Months Ended June 30,
European Capital Limited	2013	2012
Total operating revenue	€45	€25
Total operating expenses	22	26
Net operating income (loss)	23	(1)
Net realized loss on investments and foreign currency transactions	(78)	(2)
Net foreign currency (depreciation) appreciation	(7)	12
Net appreciation of investments	143	14
Net increase in net assets resulting from operations	€81	€23

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•Executive Overview

•Results of Operations

•Financial Condition, Liquidity and Capital Resources

•Forward-Looking Statements

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and global asset manager. We invest in private equity, private debt, private real estate securities, technology investments, special situation investments and funds managed by us. We provide investors the opportunity to participate in the private equity and asset management industry through an investment in our publicly traded stock.

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

We are also a fund manager with $119 billion of total assets under management (including levered assets) as of June 30, 2013, which includes $6 billion of total assets on our balance sheet and $113 billion of third-party assets under management, $15 billion of which are third-party earning assets under management for which we are paid a management fee. Our fund management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”). ACAM manages the following funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”), ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”) and ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”).

American Capital Investment Portfolio

We primarily invest in middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. Currently, we will invest up to $500 million in a single middle market company in North America. We also have investments in structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities, collateralized debt obligation (“CDO”) and commercial mortgage backed securities (“CMBS”) and invest in funds managed by us.

Portfolio Composition

As of June 30, 2013, we had investments in 129 portfolio companies totaling $5.3 billion at fair value. As of June 30, 2013, our ten largest investments had a fair value totaled $3.2 billion, or 52% of total assets, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
American Capital Asset Management, LLC	Asset Management	Capital Markets	$981	$163
European Capital Limited	European Capital	Diversified Financial Services	897	1,362
Mirion Technologies, Inc.	American Capital One Stop Buyouts®	Electrical Equipment	218	85
SPL Acquisition Corp.	American Capital One Stop Buyouts®	Pharmaceuticals	208	172
SMG Holdings, Inc.	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	189	203
The Tensar Corporation	Sponsor Finance Investments	Construction & Engineering	178	165
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	174	381
Affordable Care Holding Corp.	American Capital One Stop Buyouts®	Health Care Providers & Services	164	83
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	119	122
WIS Holding Company, Inc.	American Capital One Stop Buyouts®	Commercial Services & Supplies	106	60
Total			$3,234	$2,796

Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) Direct and Other investments, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of June 30, 2013, at fair value, as a percentage of total investments based on these different business lines, is shown below:

Structured Products,
4%
Direct and Other,
2%
Asset Management,
19%
American Capital
One Stop Buyouts®,
43%
European Capital,
17%
Sponsor Finance
Investments,
15%

The type and aggregate dollar amount of new investments by use and business line were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Use	2013	2012	2013	2012
Sponsor Finance Investments	$2	$22	$31	$22
American Capital One Stop Buyouts®	—	—	27	—
Structured Products	13	—	13	—
Add-on investment in ACAM	12	30	12	86
Add-on financing for acquisitions	—	3	—	3
Add-on financing for working capital in distressed situations	5	2	8	17
Add-on financing for growth and working capital	6	4	9	16
Add-on financing for recapitalizations, not including distressed investments	—	42	36	42
Add-on financing for purchase of debt of a portfolio company	12	—	12	—
Total by use	$50	$103	$148	$186

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2013	2012	2013	2012
American Capital One Stop Buyouts®	$11	$1	$48	$16
Sponsor Finance Investments	14	65	73	65
Asset Management	12	30	12	86
Direct and Other	—	7	2	19
Structured Products	13	—	13	—
Total by business line	$50	$103	$148	$186

The amounts of our new investments include both funded and unfunded commitments as of the investment date.

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2013	2012	2013	2012
Principal prepayments	$115	$223	$263	$511
Sale of equity investments	18	42	78	89
Payment of accrued PIK notes and dividend and accreted original issue discounts	7	56	67	107
Loan syndications and sales	—	—	4	—
Scheduled principal amortization	10	11	19	21
Total by source	$150	$332	$431	$728

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2013	2012	2013	2012
American Capital One Stop Buyouts®	$85	$214	$254	$412
Sponsor Finance Investments	44	101	130	173
Asset Management	3	4	11	7
Direct and Other	12	6	25	123
Structured Products	6	7	11	13
Total by business line	$150	$332	$431	$728

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

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of June 30, 2013, the weighted average effective interest rate on our private finance debt investments was 10.7%, which includes the impact of non-accruing loans. As of June 30, 2013, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our 100% investments in European Capital and ACAM, was 71%, with a total equity investment at fair value of approximately $1.6 billion.

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

As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of June 30, 2013, we had board seats at 49 out of 85 of our private finance companies and had board observation rights at certain other private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital Asset Management Investment

Our fund management business is conducted through our wholly-owned portfolio company, ACAM. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of June 30, 2013, our investment in ACAM was $163 million at cost and $981 million at fair value, or 19% of our total investments at fair value. The discussion of the operations of ACAM includes its consolidated subsidiaries. As of June 30, 2013, ACAM's earning assets under management totaled $15 billion, with $113 billion of total assets under management (including levered assets), including $99 billion of total assets under management at American Capital Agency Corp. (NASDAQ: AGNC) and $12 billion of total assets under management in American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded mortgage real estate investment trusts (“REITs”).

In addition to managing ACAS CLO 2012-1 and ACAS CLO 2013-1, ACAM, through a wholly-owned subsidiary, also holds a direct investment in these funds consisting of 70% of the non-rated equity tranche of subordinated notes with a total fair value of $48 million as of June 30, 2013.

ACAM had over 90 employees as of June 30, 2013, including seven investment teams with over 30 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management service support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge ACAM a fee for the use of these services. ACAM generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to ACAM's funds under management as of June 30, 2013:

	European Capital	AGNC	MTGE	ACE I	ACE II	ACAS CLO 2007-1	ACAS CLO 2012-1	ACAS CLO 2013-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (AGNC)	Publicly Traded REIT - NASDAQ (MTGE)	Private Equity Fund	Private Equity Fund	CLO	CLO	CLO
Established	2005	2008	2011	2006	2007	2006	2012	2013
Assets under management	$1.4 Billion	$98.7 Billion	$11.7 Billion	$0.6 Billion	$0.4 Billion	$0.4 Billion	$0.4 Billion	$0.4 Billion
Investment types	Senior and Mezzanine Debt, Equity, Structured Products	Agency Securities	Mortgage Investments	Equity	Equity	Senior Debt	Senior Debt	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life	Finite Life

European Capital Investment

European Capital is a wholly-owned investment fund incorporated in Guernsey. European Capital invests in European Capital One Stop Buyouts®, Sponsor Finance investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of June 30, 2013, European Capital had investments in 50 portfolio companies totaling $1.3 billion at fair value, with an average investment size of $27 million, or 1.9% of its total assets. As of June 30, 2013, European Capital's five largest investments at fair value were $610 million, or 43% of its total assets.

The composition of European Capital's investment portfolio by business line as of June 30, 2013, at fair value, as a percentage of its total investments, is shown below:

Structured Products,
2%
Direct and Other,
3%
European Capital
One Stop Buyouts®,
33%
Sponsor Finance
Investments,
62%

As of June 30, 2013, 99.5% of European Capital's assets are invested in portfolio companies headquartered in countries with a AA rating or better based on Standard & Poor's ratings. As of June 30, 2013, European Capital's NAV at fair value was $1,022 million. As of June 30, 2013, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $802 million, respectively, and a debt investment with a cost basis and fair value of $95 million. As of June 30, 2013, we valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value.

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; income taxes; interest and dividend income recognition; and stock-based compensation. All of our critical accounting policies are fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

See Note 4 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2013.

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

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of the following three primary elements:

•
The first element is “Net operating income” (“NOI”), which is primarily the interest, dividends, prepayment fees, finance and transaction fees and portfolio company management fees earned from investing in debt and equity securities and the fees we earn from fund asset management, less our operating expenses and (provision) benefit for income taxes.

•
The second element is “Net realized gain (loss),” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic interest settlements and termination receipts or payments on derivatives, foreign currency transaction gains or losses and taxes on realized gains or losses.

•
The third element is “Net unrealized appreciation (depreciation),” which is the net change in the estimated fair value of our portfolio investments and interest rate derivative agreements at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate, and taxes on unrealized gains or losses. In addition, our net unrealized appreciation (depreciation) includes the foreign currency translation from converting the cost basis of our assets and liabilities denominated in a foreign currency to the U.S. dollar.

The consolidated operating results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue	$130	$163	$263	$312
Operating expenses	65	66	130	134
NOI before income taxes	65	97	133	178
Tax (provision) benefit	(16)	97	(38)	65
NOI	49	194	95	243
Net realized loss	(27)	(182)	(35)	(289)
Net realized earnings (loss)	22	12	60	(46)
Net unrealized (depreciation) appreciation	(1)	225	307	863
Net earnings	$21	$237	$367	$817

Operating Revenue

We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned portfolio company, ACAM. Operating revenue consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income on debt investments	$47	$60	$115	$144
Interest income on Structured Products investments	18	16	37	31
Dividend income on private finance portfolio investments	24	54	32	76
Dividend income from ACAM	29	21	56	36
Interest and dividend income	118	151	240	287
Portfolio company advisory and administrative fees	4	5	8	8
Advisory and administrative services - ACAM	5	4	10	10
Other fees	3	3	5	7
Fee income	12	12	23	25
Total operating revenue	$130	$163	$263	$312

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Debt investments at cost(1)	$1,855	$2,292	$1,894	$2,463
Average non-accrual debt investments at cost(2)	$331	$379	$307	$392
Effective interest rate on debt investments	10.0%	10.4%	12.1%	11.7%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	10.3%	11.3%	10.4%	11.0%
Structured Products investments at cost(1)	$373	$426	$377	$437
Effective interest rate on Structured Products investments	19.8%	14.7%	19.6%	13.9%
Debt and Structured Products investments at cost(1)	$2,228	$2,718	$2,271	$2,900
Effective interest rate on debt and Structured Products investments	11.7%	11.1%	13.4%	12.0%
Average daily one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments - private finance portfolio at cost(1)(3)	$1,995	$2,104	$2,004	$2,140
Effective dividend yield on equity investments - private finance portfolio(3)	4.7%	9.9%	3.2%	6.8%
Effective dividend yield on equity investments - private finance portfolio, excluding non-accrual prior period adjustments(3)	4.1%	4.7%	4.1%	4.0%
Debt, Structured Products and equity investments at cost(1)(3)	$4,223	$4,822	$4,275	$5,040
Effective yield on debt, Structured Products and equity investments(3)	8.4%	10.6%	8.6%	9.8%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	8.2%	8.7%	8.3%	8.3%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and European Capital.

Debt Investments

Interest income on debt investments decreased by $13 million, or 22%, and by $29 million, or 20%, for the three and six months ended June 30, 2013, respectively, over the comparable periods in 2012, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $437 million and $569 million for the three and six months ended June 30, 2013 over the comparable periods in 2012 primarily as a result of the repayment or sale of debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended June 30, 2013 and 2012, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $1 million and $5 million, respectively, as a result of debt investments being placed on non-accrual during the three months ended June 30, 2013 and 2012, which had an approximate 30 basis point and a 90 basis point negative impact, respectively, on the effective interest rate on debt investments. For the six months ended June 30, 2013 and 2012, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $16 million and $9 million, respectively, as a result of debt investments being removed from non-accrual, which had an approximate 170 basis point positive impact and 70 basis point positive impact, respectively, on the effective interest rate on debt investments.

Structured Products

Interest income on Structured Products investments increased by $2 million, or 13%, and by $6 million, or 19%, for the three and six months ended June 30, 2013, respectively, over the comparable periods in 2012, primarily due to actual higher and projected payments on our CLO investments. Our weighted average Structured Products investments outstanding decreased by $53 million, or 12%, and by $60 million, or 14%, for the three and six months ended June 30, 2013, respectively, over the comparable periods in 2012, primarily as a result of the write-off of non-performing CMBS investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments decreased by $30 million, or 56%, and by $44 million, or 58% for the three and six months ended June 30, 2013, respectively, over the comparable periods in 2012, primarily due to the recording of dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments during the three and six months ended June 30, 2012. As a result, the monthly weighted average effective dividend yield on equity investments was 4.7% and 3.2% for the three and six months ended June 30, 2013, respectively, a 520 basis point and 360 basis point decrease over the comparable periods in 2012.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three months ended June 30, 2013 and 2012, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $3 million and $27 million, respectively, which had an approximate 60 basis point and 520 basis point positive impact, respectively, on the effective dividend yield on equity investments. For the six months ended June 30, 2013, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $10 million, which had an approximate 90 basis point negative impact on the effective dividend yield on equity investments. For the six months ended June 30, 2012, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $30 million which had an approximate 280 basis point positive impact on the effective dividend yield on equity investments.

Equity Investments - ACAM

Dividend income from ACAM was $29 million and $56 million for the three and six months ended June 30, 2013, respectively, and $21 million and $36 million for the three and six months ended June 30, 2012, respectively. The increase in dividends received during the three and six months ended June 30, 2013 was primarily due to an increase in the net income of ACAM, which was primarily generated by an increase in fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital during 2012 as a result of equity offerings. In addition, for the three and six months ended June 30, 2013, we received an additional $2 million and $5 million, respectively, of dividends from ACAM which were recorded as a reduction to the cost basis of our investment in ACAM. For the three and six months ended June 30, 2012, we received an additional $3 million and $5 million, respectively, of dividends from ACAM which were recorded as a reduction to cost basis.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company's management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the three and six months ended June 30, 2013 were $4 million and $8 million, respectively, compared to $5 million and $8 million for the three and six months ended June 30, 2012, respectively.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three and six months ended June 30, 2013 were $5 million and $10 million, respectively, compared to $4 million and $10 million for the three and six months ended June 30, 2012, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $3 million and $5 million for the three and six months ended June 30, 2013, respectively, and $3 million and $7 million for the three and six months ended June 30, 2012, respectively.

Operating Expenses

Operating expenses decreased by $1 million, or 2%, and $4 million, or 3%, for the three and six months ended June 30, 2013, respectively, over the comparable periods in 2012. Operating expenses consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest	$11	$16	$22	$32
Salaries, benefits and stock-based compensation	40	37	81	74
General and administrative	14	13	27	28
Total operating expenses	$65	$66	$130	$134

Interest

Interest expense for the three and six months ended June 30, 2013 decreased $5 million, or 31%, and $10 million, or 31%, respectively, over the comparable periods in 2012. The decrease in interest expense was primarily attributable to a decrease in the weighted average interest rate on outstanding public and private borrowings for the three and six months ended June 30, 2013 over the comparable periods in 2012 as well as a result of our debt refinancing in August 2012 and the continued paydown of our asset securitizations.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset Securitizations:
Cash interest expense	$—	$2	$1	$3
Amortization of deferred financing costs	—	1	1	2
Total interest expense	$—	$3	$2	$5

Weighted average interest rate, including amortization of deferred financing costs	4.1%	1.9%	3.3%	1.8%
Weighted average interest rate, excluding amortization of deferred financing costs	1.7%	1.3%	1.4%	1.2%
Weighted average balance outstanding	$49	$426	$88	$512

Public and Private Borrowings:
Cash interest expense	$9	$11	$17	$23
Amortization of deferred financing costs	2	2	3	4
Total interest expense	$11	$13	$20	$27

Weighted average interest rate, including amortization of deferred financing costs	7.0%	9.5%	7.0%	9.5%
Weighted average interest rate, excluding amortization of deferred financing costs	5.8%	8.0%	5.8%	8.0%
Weighted average balance outstanding	$598	$585	$598	$585

Total Borrowings:
Cash interest expense	$9	$13	$18	$26
Amortization of deferred financing costs	2	3	4	6
Total interest expense	$11	$16	$22	$32

Weighted average interest rate, including amortization of deferred financing costs	6.8%	6.3%	6.5%	5.9%
Weighted average interest rate, excluding amortization of deferred financing costs	5.5%	5.2%	5.2%	4.8%
Weighted average balance outstanding	$647	$1,011	$686	$1,097

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Base salaries	$14	$14	$31	$28
Incentive compensation	15	9	29	17
Benefits	3	2	6	6
Stock-based compensation	8	12	15	23
Total salaries, benefits and stock-based compensation	$40	$37	$81	$74

Salaries, benefits and stock-based compensation for the three and six months ended June 30, 2013 increased $3 million, or 8%, and $7 million, or 9%, respectively, from the comparable periods in 2012 primarily due to an increase in incentive compensation partially offset by a reduction in stock-based compensation. As of June 30, 2013, we had 274 total employees compared to 252 total employees as of June 30, 2012.

Tax (Provision) Benefit

Our tax (provision) benefit consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2012	2012
Tax (provision) benefit - net operating income	$(16)	$97	$(38)	$65
Tax benefit - net realized loss	12	52	25	74
Tax provision - net unrealized (depreciation) appreciation	(2)	(5)	(2)	(26)
Total tax (provision) benefit	$(6)	$144	$(15)	$113

See Note 10 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of income taxes.

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mirion Technologies, Inc.	$—	$—	$27	$—
Other, net	11	8	15	23
Total gross realized portfolio gain	11	8	42	23

Paradigm Precision Holdings, LLC	—	—	(30)	—
FPI Holding Corporation	(13)	(48)	(13)	(77)
Small Smiles Holding Company, LLC	—	(66)	—	(66)
Halex Holdings Inc.	—	—	—	(27)
FreeConference.com, Inc.	—	(15)	—	(24)
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	(23)	—	(23)
Contec, LLC	—	—	—	(17)
Other, net	(33)	(19)	(41)	(74)
Total gross realized portfolio loss	(46)	(171)	(84)	(308)
Total net realized portfolio loss	(35)	(163)	(42)	(285)
Interest rate derivative periodic interest payments, net	(1)	(9)	(4)	(17)
Interest rate derivative termination payments	(2)	(62)	(13)	(62)
Foreign currency transactions	(1)	—	(1)	1
Tax benefit	12	52	25	74
Total net realized loss	$(27)	$(182)	$(35)	$(289)

The following are summary descriptions of portfolio company realized gains or losses equal to or greater than $30 million.

In the first quarter of 2013, our portfolio company Paradigm Precision Holdings, LLC was sold. As part of the sale, we received $112 million in debt and equity cash proceeds, realizing a loss of $30 million partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $15 million of additional cash proceeds from this sale that remain held in escrow as of June 30, 2013.

In the first and second quarters of 2012, we wrote off all of our equity investments and mezzanine debt investments in FPI Holding Corporation (“FPI”) and realized a total loss of $77 million, which was offset by a reversal of unrealized depreciation of $77 million. In the second quarter of 2013, we wrote off all of our senior term debt investment in FPI and realized a loss of $13 million, which was offset by a reversal of unrealized depreciation of $13 million.

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

During the three and six months ended June 30, 2013, we made $2 million and $13 million in early termination payments to terminate certain interest rate derivative agreements, respectively, which were partially offset by a reversal of unrealized depreciation of $3 million and $12 million, respectively. During the three and six months ended June 30, 2012, we made $62 million in early termination payments to terminate certain interest rate derivative agreements, which were partially offset by a reversal of unrealized depreciation of $55 million.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross unrealized appreciation of private finance portfolio investments	$113	$133	$184	$239
Gross unrealized depreciation of private finance portfolio investments	(79)	(53)	(137)	(88)
Net unrealized appreciation of private finance portfolio investments	34	80	47	151
Net unrealized (depreciation) appreciation of European Capital investment	—	(98)	111	50
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(6)	33	11	12
Net unrealized (depreciation) appreciation of ACAM	(75)	41	139	328
Net unrealized appreciation of MTGE	—	5	—	12
Net unrealized (depreciation) appreciation of Structured Products investments	(12)	4	(20)	22
Reversal of prior period net unrealized depreciation upon realization	39	182	27	299
Net unrealized (depreciation) appreciation of portfolio investments	(20)	247	315	874
Foreign currency translation - European Capital	18	(73)	(20)	(36)
Foreign currency translation - other	2	(3)	—	(2)
Derivative agreements	(2)	4	2	(2)
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	3	55	12	55
Tax provision	(2)	(5)	(2)	(26)
Net unrealized (depreciation) appreciation	$(1)	$225	$307	$863

See our “Investment Valuation Policy” in Note 4 in this Quarterly Report on Form 10-Q for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $3,666 million and fair value of $3,175 million as of June 30, 2013. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three and six months ended June 30, 2013, the $34 million and $47 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. For the three and six months ended June 30, 2012, the $80 million and $151 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. For the three and six months ended June 30, 2013, our private finance portfolio of American Capital One Stop Buyouts® experienced $14 million and $23 million, respectively, of net unrealized appreciation while our private finance portfolio of Sponsor Finance Investments, direct and other investments experienced $20 million and $24 million, respectively, of net unrealized appreciation. For the three and six months ended June 30, 2012, our private finance portfolio of American Capital One Stop Buyouts® experienced $43 million and $95 million, respectively, of net unrealized appreciation while our private finance portfolio of Sponsor Finance Investments, direct and other investments experienced $37 million and $56 million, respectively, of net unrealized appreciation.

European Capital

As of June 30, 2013, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $802 million, respectively, and a debt investment with a cost basis and fair value of $95 million. For the three months ended June 30, 2013, we recognized net unrealized depreciation of $6 million on our investment in European Capital related to foreign currency translation of the cumulative unrealized depreciation of European Capital. For the six months ended June 30, 2013, we recognized unrealized appreciation of $122 million on our investment in European Capital, which was comprised of $111 million unrealized appreciation on our investment and $11 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the three months ended June 30, 2012, we recognized net unrealized depreciation of $65 million on our investment in European Capital, which was comprised of $98 million unrealized depreciation on our investment and $33 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the six months ended June 30, 2012, we recognized unrealized appreciation of $62 million on our investment in European Capital, which was comprised of $50 million unrealized appreciation on our investment and $12 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.

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

For the three and six months ended June 30, 2013, we recorded unrealized appreciation of $18 million and unrealized depreciation of $20 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $20 million and unrealized depreciation of $20 million for foreign currency translation for the three and six months ended June 30, 2013, respectively). For the three and six months ended June 30, 2012, we recorded unrealized depreciation of $73 million and $36 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $76 million and $38 million for foreign currency translation for the three and six months ended June 30, 2012, respectively).

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in European Capital One Stop Buyouts®, Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. During the six months ended June 30, 2013, the unrealized appreciation on our investment of $111 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV. During the three months ended June 30, 2012, the unrealized depreciation on our investment of $98 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase to the discount applied to NAV. During the six months ended June 30, 2012, the unrealized appreciation on our investment of $50 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV.

The following is a summary composition of European Capital's NAV at fair value and our equity investment's implied discount to European Capital's NAV at fair value (€ and $ in millions) as of June 30, 2013, March 31, 2013 and December 31, 2012:

	June 30, 2013	March 31, 2013	December 31, 2012
Debt investments at fair value	€671	€763	€786
Equity investments at fair value	354	361	341
Other assets and liabilities, net	14	7	20
Third-party secured debt at cost	(70)	(192)	(250)
Third-party unsecured debt at cost	(110)	(111)	(109)
American Capital unsecured debt at cost	(73)	(100)	(83)
NAV (Euros)	€786	€728	€705
Exchange rate	1.30	1.28	1.32
NAV (US dollars)	$1,022	$932	$931
Fair value of American Capital equity investment	$802	$790	$700
Implied discount to NAV	21.5%	15.2%	24.8%

American Capital Asset Management

ACAM manages the following funds through various subsidiaries: European Capital, AGNC, MTGE, ACE I, ACE II, ACAS CLO 2007-1, ACAS CLO 2012-1 and ACAS CLO 2013-1. ACAM had a cost basis of $163 million and fair value of $981 million as of June 30, 2013. During the three and six months ended June 30, 2013, we recognized unrealized depreciation of $75 million and unrealized appreciation of $139 million, respectively, on our investment in ACAM. The unrealized depreciation on our investment in ACAM for the three months ended June 30, 2013 was primarily due to a reduction in projected management fees for managing AGNC and MTGE. Due in part to the rapid and substantial increase in mortgage spreads relative to similar treasury securities during the second quarter of 2013, the NAV and stock price of the two mortgage REITs declined during the quarter. Consequently, we decreased our growth and probability assumptions for both REITs which led to a decline in our projected management fees. The unrealized appreciation on our investment in ACAM for the six months ended June 30, 2013 was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in their equity capital of each company during the first quarter of 2013, partially offset by a reduction of projected management fees in the second quarter of 2013 as discussed above. During the six months ended June 30, 2013, AGNC and MTGE raised $1.8 billion and $584 million of common equity capital, respectively. During the three and six months ended June 30, 2012, we recognized $41 million and $328 million of unrealized appreciation, respectively, on our investment in ACAM. The unrealized appreciation on our investment in ACAM for the three and six months ended June 30, 2012, was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in the equity of each company. During the six months ended June 30, 2012, AGNC and MTGE raised $2.5 billion and $508 million of common equity capital, respectively.

Structured Products Investments

American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO, CDO and CMBS securities) with a cost basis of $372 million and fair value of $228 million as of June 30, 2013. During the three and six months ended June 30, 2013, we recorded $12 million and $20 million, respectively, of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans. During the three and six months ended June 30, 2012, we recorded $4 million and $22 million, respectively, of net unrealized appreciation on our Structured Products investments primarily due to unrealized appreciation on our investments in CLO and CDO portfolios of commercial loans due to a narrowing of investment spreads, higher broker quotes and improved projected cash flows.

Derivative Agreements

During the three and six months ended June 30, 2013, we recorded $1 million and $14 million of net unrealized appreciation, respectively, from derivative agreements, primarily interest rate derivative agreements. During the three and six months ended June 30, 2012, we recorded $59 million and $53 million of net unrealized appreciation, respectively, from derivative agreements, primarily due to reversals of unrealized depreciation upon realization of losses for terminated interest rate derivative agreements. During the three and six months ended June 30, 2013, cash termination payments totaling $2 million and $13 million were made to settle terminated interest rate derivative agreements, partially offset by a reversal of unrealized depreciation of $3 million and $12 million, respectively. The fair value of the net liability for our derivative agreements as of June 30, 2013 was $13 million, which included a $1 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties. The fair value of the net liability for our derivative agreements as of June 30, 2012 was $36 million.

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

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our investment portfolio, cash and cash equivalents and our four-year $250 million secured revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2013, we had no loans outstanding under our $250 million Revolving Credit Facility.

Our four-year $600 million secured term loan facility (the “Term Loan Facility”) is subject to mandatory prepayments under certain conditions, set forth in the credit agreement, including at any time our borrowing base coverage is less than 150%. As of June 30, 2013, the borrowing base coverage for the Term Loan Facility was 276% and we were not subject to any mandatory prepayment requirements.

As of June 30, 2013, we had $307 million of cash and cash equivalents and $106 million of restricted cash and cash equivalents. As of June 30, 2013, our restricted cash and cash equivalents included $91 million of the funded cash collateral on deposit with a custodian under our total return swaps and $15 million of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds within our asset securitizations are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three and six months ended June 30, 2013 and 2012, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

As of June 30, 2013, our required principal amortization for the next twelve months consists of $150 million scheduled amortization on our Term Loan Facility and any principal amortization of our secured notes within our asset securitizations as a result of principal and interest payments on our securitized debt investments. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity

Operating, Investing and Financing Cash Flows

For the six months ended June 30, 2013 and 2012, net cash provided by operations was $86 million and $85 million, respectively. Our cash flow from operations for the six months ended June 30, 2013 and 2012 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the six months ended June 30, 2013 and 2012, net cash provided by investing activities was $167 million and $521 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $431 million and $728 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had portfolio investments totaling $5,281 million at fair value, including $1,720 million in debt investments, $3,333 million in equity investments and $228 million in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the six months ended June 30, 2013 and 2012, net cash used in financing activities was $277 million and $504 million, respectively. The primary use of cash from financing activities during the six months ended June 30, 2013 and 2012 was debt payments of $162 million and $309 million on our asset securitizations, respectively, and $253 million and $134 million for repurchase of our common stock, respectively.

Debt Capital

Our debt obligations consisted of the following as of June 30, 2013 and December 31, 2012: (in millions):

	June 30, 2013	December 31, 2012
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2016, net of discount	598	597
ACAS Business Loan Trust 2006-1 asset securitization	16	85
ACAS Business Loan Trust 2007-1 asset securitization	—	71
ACAS Business Loan Trust 2007-2 asset securitization	—	22
Total	$614	$775

The daily weighted average debt balance for the three months ended June 30, 2013 and 2012 was $647 million and $1,011 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2013 and 2012 was $686 million and $1,097 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2013 was 6.8% and 6.5%, respectively, compared to 6.3% and 5.9%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2013 was 5.5% and 5.2%, respectively, compared to 5.2% and 4.8%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of June 30, 2013 was 5.4%.

As a BDC, we are permitted to issue to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2013, our asset coverage was 1,009%.

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

The Term Loan Facility bears interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 1.25% per annum, plus 4.25%. As of June 30, 2013, the interest rate on our Term Loan Facility was 5.5%. As of June 30, 2013, we were in compliance with all of the covenants under the Term Loan Facility. The borrowing base coverage for the Term Loan Facility was 276% as of June 30, 2013.

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

We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of June 30, 2013, the total commitments under our Revolving Credit Facility were $250 million.

As of June 30, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility.

Asset Securitizations

As of June 30, 2013, our asset securitizations had an outstanding balance of $16 million. All interest and principal collected by the trusts are retained by the trusts and used to pay the principal and interest of the trusts. The ACAS Business Loan Trust 2006-1 notes were secured by restricted cash and loans to our portfolio companies with a fair value of $155 million as of June 30, 2013. On February 19, 2013 and May 16, 2013, the notes issued by ACAS Business Loan Trust 2007-2 and ACAS Business Loan Trust 2007-1, respectively, were paid off in full.

As of June 30, 2013, we were in compliance with all of the covenants applicable to us under our asset securitizations.

Derivative Agreements

We enter into interest rate derivative agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange derivative agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange derivative agreements for speculative purposes. We fair value our derivatives in accordance with the Investment Company Act of 1940, as amended (“1940 Act”) and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period.

We have entered into interest rate derivative agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are included in the financial statement line item other liabilities on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

As of June 30, 2013, we had interest rate derivative agreements that had a net fair value liability of $13 million. Certain of our interest rate derivative agreements allow the counterparty to terminate the transactions in the event of default under certain conditions. As of June 30, 2013, none of the counterparties had the right to terminate the agreements.

Total Return Swaps

American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (“Citibank”) on December 19, 2012 (the “2012 TRS”) and March 12, 2013 (the “2013 TRS”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). The maximum amount of the loans that can be included in the Reference Pool for the 2012 TRS and the 2013 TRS is $200 million and $250 million, respectively (determined at the time each such loan is added to the Reference Pool). Under the terms of each swap, ACTRS receives from Citibank an amount that is determined by reference to the margin on the interest and fees paid in respect of the loans included in the Reference Pool and ACTRS pays to Citibank a pre-agreed upon spread on the average outstanding amount of the loans and letters of credit included in the Reference Pool. The total return swaps are accounted for as derivatives pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”).

ACTRS is initially required to cash collateralize a certain portion of the face amount of loans included in each Reference Pool, subject to a minimum of $10 million for each Reference Pool at all times. The maximum cash collateral requirement for each Reference Pool is $50 million. As of June 30, 2013, ACTRS had provided $50 million and $41 million of cash collateral for the loans in the Reference Pools for the 2012 TRS and the 2013 TRS, respectively, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of June 30, 2013, our NAV was $19.28 per share and our closing market price was $12.67 per share.

During 2011, our Board of Directors adopted a program that may provide for additional repurchases of shares or dividend payments. In 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, the our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The repurchase and dividends program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and six months ended June 30, 2013, we repurchased a total of 9.1 million and 18.1 million shares, respectively, of our common stock in the open market for $125 million and $253 million, respectively, at an average price of $13.77 per share and $14.00 per share, respectively. During the three and six months ended June 30, 2012, we repurchased a total of 9.1 million and 14.6 million shares of our common stock in the open market for $85 million and $134 million at an average price of $9.34 and $9.13 per share, respectively.

Commitments

As of June 30, 2013, we had commitments under loan and financing agreements to fund up to $119 million to 15 portfolio companies, with $56 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements.

The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2013, loans on non-accrual status for 21 portfolio companies had a cost basis and fair value of $349 million and $245 million, respectively.

As of June 30, 2013 and December 31, 2012, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Current	$1,434	$1,709
0 - 30 days past due	10	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	54
Total past due accruing loans at cost	10	54
Non-accruing loans at cost	349	260
Total loans at cost	$1,793	$2,023
Non-accruing loans at fair value	$245	$177
Total loans at fair value	$1,720	$1,957
Non-accruing loans at cost as a percent of total loans at cost	19.5%	12.9%
Non-accruing loans at fair value as a percent of total loans at fair value	14.2%	9.0%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	70.2%	68.1%
We believe that debt servicing collection is probable for our past due accruing loans. Non-accruing loans at cost increased $89 million from December 31, 2012 to June 30, 2013 primarily due to approximately $123 million of loans placed on non-accrual status due to weaker portfolio company performance, $31 million of PIK reserve reversals due to improved portfolio company performance on loans which were already on non-accrual status, partially offset by approximately $43 million of loans restructurings, exits and write-offs and $24 million of loans removed from non-accrual status due to improved portfolio company performance.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The 1997-2002 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2002. The following table contains a summary of portfolio statistics as of and for the period ended June 30, 2013:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	1997- 2002	2003	2004	2005	2006	2007	2008	2011	2012	2013	1997-2013 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	9.1%	20.4%	13.1%	13.6%	10.7%	(2.6%)	9.0%	21.9%	8.9%	NM	9.1%
IRR of Exited Investments(3)	10.5%	19.4%	15.7%	21.6%	8.0%	(3.2%)	3.9%	29.4%	16.8%	NM	10.1%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	10.5%	27.5%	24.8%	15.6%	14.9%	(6.4%)	20.4%	28.3%	(12.1%)	NM	12.8%
IRR of Exited Equity Investments Only(3)(4)(5)	17.5%	36.7%	45.8%	47.7%	11.7%	7.9%	35.8%	35.1%	N/A	N/A	26.1%
IRR at Fair Value of All One Stop Buyout® Investments(2)	6.7%	19.0%	14.9%	28.7%	13.2%	2.5%	16.0%	—%	3.4%	NM	13.9%
IRR at Fair Value of All One Stop Buyout® Equity Investments(2)(4)(5)	6.5%	24.8%	24.2%	40.5%	16.7%	(6.7%)	16.3%	—%	(12.1%)	NM	18.4%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	(0.5%)	17.7%	1.9%	25.9%	12.7%	(0.9%)	16.1%	—%	3.4%	NM	11.8%
IRR of Exited One Stop Buyout® Investments(3)	7.8%	16.2%	21.4%	29.6%	10.9%	13.9%	13.9%	N/A	20.1%	NM	14.8%
Committed Investments(7)	$2,408	$1,437	$2,273	$4,961	$5,329	$7,513	$1,047	$143	$419	$71	$25,601
Total Exits and Prepayments of Committed Investments(7)	$2,204	$1,313	$2,084	$2,656	$4,417	$5,497	$516	$50	$83	$12	$18,832
Total Interest, Dividends and Fees Collected	$890	$466	$705	$1,333	$1,414	$1,433	$369	$22	$21	$1	$6,654
Total Net Realized (Loss) Gain on Investments	$(280)	$163	$15	$363	$(317)	$(1,169)	$(105)	$10	$2	$—	$(1,318)
Current Cost of Investments	$181	$107	$205	$2,029	$709	$1,614	$368	$52	$239	$59	$5,563
Current Fair Value of Investments	$89	$290	$106	$2,387	$820	$906	$348	$52	$227	$56	$5,281
Current Fair Value of Investments as a % of Total Investments at Fair Value	1.7%	5.5%	2.0%	45.2%	15.5%	17.1%	6.6%	1.0%	4.3%	1.1%	100.0%
Net Unrealized (Depreciation) Appreciation	$(92)	$183	$(99)	$358	$111	$(708)	$(20)	$—	$(12)	$(3)	$(282)
Non-Accruing Loans at Cost	$64	$—	$34	$38	$71	$99	$43	$—	$—	$—	$349
Non-Accruing Loans at Fair Value	$44	$—	$31	$25	$34	$72	$39	$—	$—	$—	$245
Equity Interest at Fair Value(4)	$—	$290	$45	$1,971	$436	$384	$113	$10	$73	$11	$3,333
Debt to Adjusted EBITDA(8)(9)(12)(13)(16)	11.5	N/A	6.7	1.8	4.5	5.3	6.1	5.1	4.7	6.5	3.9
Interest Coverage(10)(12)(13)(16)	1.5	N/A	1.5	0.7	4.5	1.9	2.3	2.1	4.4	2.4	2.0
Debt Service Coverage(11)(12)(13)(16)	1.5	N/A	1.4	0.5	2.5	1.6	2.1	1.6	3.7	2.2	1.4
Average Age of Companies(13)(16)	33 yrs	42 yrs	35 yrs	16 yrs	37 yrs	31 yrs	19 yrs	30 yrs	19 yrs	17 yrs	26 yrs
Diluted Ownership Percentage(4)(17)	85%	56%	92%	51%	49%	59%	62%	54%	90%	86%	54%
Average Revenue(13)(14)(16)	$46	$234	$40	$179	$152	$218	$84	$157	$207	$317	$175
Average Adjusted EBITDA(8)(13)(16)	$8	$53	$9	$89	$39	$33	$21	$34	$50	$42	$54
Total Revenue(13)(14)	$169	$1,345	$269	$1,234	$2,926	$3,471	$863	$193	$2,210	$1,273	$13,953
Total Adjusted EBITDA(8)(13)	$19	$205	$40	$308	$396	$423	$173	$42	$440	$180	$2,226
% of Senior Loans(12)(13)(15)	74%	—%	23%	37%	38%	65%	27%	—%	58%	100%	47%
% of Loans with Lien(12)(13)(15)	100%	—%	100%	87%	96%	92%	66%	—%	100%	100%	91%

Majority Owned Portfolio Companies (“MOPC”)(6)	1997-2013 Static Pools Aggregate
Total Number of MOPC	42
Total Revenue(14)	$3,576
Total Gross Profit(14)	$1,834
Total Adjusted EBITDA(8)	$761

Total Capital Expenditures(14)	$120
Total Current ACAS Investment in MOPC at Fair Value	$3,312
Total Current ACAS Investment in MOPC at Cost Basis	$2,936
Total Current ACAS Debt Investment in MOPC at Fair Value	$987
Total Current ACAS Debt Investment in MOPC at Cost Basis	$1,045
Diluted Ownership Percentage of ACAS in MOPC(17)	75%

Total Cash(18)	$226
Total Assets(18)	$4,543
Total Debt(18)	$3,735
Total Third-party Debt at Cost(18)	$2,277
Total Shareholders' Equity(18)(19)	$3,218
———————

NM = Not meaningful
(1) Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. There were no investments made in 2009 and 2010 static pool years.

(2) Assumes investments are exited at current fair value.
(3) Includes fully exited investments of existing portfolio companies.
(4) Excludes investments in Structured Products.
(5) Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6) MOPC investments represent portfolio company investments in which American Capital, or its affiliates, have a fully diluted ownership percentage of 50% or more or have over 50% board representation at the portfolio company. Includes American Capital Asset Management, LLC prior to the consolidation of collateralized loan obligations. Excludes our investment in European Capital.

(7) Represents committed investment amount at the time of origination.
(8) Adjusted EBITDA may reflect certain adjustments to the reported EBITDA of a portfolio company for non-recurring, unusual or infrequent items or other pro-forma items or events to normalize current earnings which a buyer may consider in a change in control transactions. These adjustments may be material and are highly subjective in nature. Portfolio company reported EBITDA is for the most recently available twelve months, or when appropriate, the forecasted twelve months or current annualized run-rate.

(9) Debt, which represents the debt and other liabilities senior to ACAS and the total of ACAS's debt in each portfolio company's debt capitalization, divided by Adjusted EBITDA. For portfolio companies with a nominal Adjusted EBITDA amount, the portfolio company's maximum debt leverage is limited to 15 times Adjusted EBITDA.

(10) Adjusted EBITDA divided by the total cash interest expense of the portfolio company during the most recent twelve month period, or when appropriate as a result of a new debt capital structure, the forecasted twelve months.

(11) Adjusted EBITDA divided by the total scheduled principal amortization and total cash interest expense of the portfolio company during the most recent twelve month period, or when appropriate, the forecasted twelve months.

(12) Excludes investments in which we own only equity.
(13) Excludes investments in Structured Products and managed funds.
(14) For the most recent twelve months, or when appropriate, the forecasted twelve months.
(15) As a percentage of our total debt investments.
(16) Weighted average based on fair value.
(17) Weighted average based on fair value of equity investments.
(18) As of the most recent month end available.
(19) Calculated as the estimated enterprise value of the MOPC less the cost basis of any outstanding debt of the MOPC.

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

As of June 30, 2013, approximately 40% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 26% were at variable rates with interest rate floors, primarily one-month LIBOR, 8% were at variable rates with no interest rate floors and 26% were on non-accrual status. Additionally, approximately 3% of our borrowings bear interest at variable rates with no interest rate floors and 97% bear interest at variable rates with a 1.25% interest rate floor. The one-month LIBOR rate was 0.2% as of June 30, 2013.

We maintain an interest rate risk management strategy under which we use derivative financial instruments to primarily manage the adverse impact of interest rates changes on our cash flows by locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligation under the terms of our asset securitizations. While our interest rate risk management strategy may mitigate our exposure to adverse fluctuations in interest rates, certain derivative transactions that we may enter into in the future, such as interest rate derivative agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC 815. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on investments on the interest settlement date.

Based on our June 30, 2013 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings
Up 400 basis points	$20	$18	$2	$—	$2
Up 300 basis points	$13	$12	$1	$—	$1
Up 200 basis points	$7	$6	$1	$—	$1
Up 100 basis points	$2	$—	$2	$—	$2
Down 100 basis points	$(1)	$—	$(1)	$—	$(1)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and six months ended June 30, 2013, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized appreciation of $20 million and net unrealized depreciation $20 million, respectively. This was primarily as a result of changes in the Euro and U.S dollar exchange rates.

As of June 30, 2013, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of June 30, 2013. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $38 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2013, the fair value of all our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could have significantly affected the internal controls over financial reporting during the second quarter of 2013.

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

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. On April 26, 2012, our Board of Directors extended the stock repurchase and dividend program through December 31, 2013. The following table provides information for the quarter ended June 30, 2013, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
May 2, 2013 through May 23, 2013	4.8	$14.27	4.8	N/A
June 5, 2013 through June 14, 2013	4.3	$13.22	4.3	N/A
Second Quarter 2013	9.1	$13.77	9.1	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: August 6, 2013