Form 10-Q
period 2013-09-30
AMERICAN CAPITAL, LTD
filed 2013-11-08
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer's common stock, $0.01 par value legally outstanding as of October 28, 2013, was 282,477,632.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,364 and $1,852, respectively)	$1,164	$1,306
Affiliate investments (cost of $298 and $261, respectively)	283	269
Control investments (cost of $3,610 and $3,729, respectively)	3,588	3,690
Total investments at fair value (cost of $5,272 and $5,842, respectively)	5,035	5,265
Cash and cash equivalents	633	331
Restricted cash and cash equivalents	61	140
Interest and dividend receivable	41	43
Deferred tax asset, net	422	455
Other	79	85
Total assets	$6,271	$6,319
Liabilities and Shareholders’ Equity
Debt ($5 and $291 due within one year, respectively)	$791	$775
Other	61	115
Total liabilities	852	890
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 282.2 and 310.1 issued and 277.3 and 304.4 outstanding, respectively	3	3
Capital in excess of par value	6,407	6,783
Distributions in excess of net realized earnings	(831)	(875)
Net unrealized depreciation of investments	(160)	(482)
Total shareholders’ equity	5,419	5,429
Total liabilities and shareholders’ equity	$6,271	$6,319
Net Asset Value Per Common Share Outstanding	$19.54	$17.84

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$13	$40	$134	$185
Affiliate investments	9	8	26	22
Control investments	69	94	171	222
Total interest and dividend income	91	142	331	429
Fee income
Non-Control/Non-Affiliate investments	3	2	7	7
Affiliate investments	—	—	1	—
Control investments	12	10	30	30
Total fee income	15	12	38	37
Total operating revenue	106	154	369	466
Operating Expenses
Interest	10	15	32	47
Salaries, benefits and stock-based compensation	34	34	115	108
General and administrative	15	15	42	43
Total operating expenses	59	64	189	198
Net Operating Income Before Income Taxes	47	90	180	268
Tax (provision) benefit	(24)	(19)	(62)	46
Net Operating Income	23	71	118	314
Loss on extinguishment of debt, net of tax	—	(3)	—	(3)
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(76)	1	(91)	(134)
Affiliate investments	—	9	10	8
Control investments	2	(5)	(35)	(154)
Foreign currency transactions	1	—	—	1
Derivative agreements	2	(5)	(15)	(84)
Tax benefit	32	4	57	78
Total net realized (loss) gain	(39)	4	(74)	(285)
Net unrealized (depreciation) appreciation
Portfolio company investments	(5)	109	310	983
Foreign currency translation	51	29	31	(9)
Derivative agreements	2	6	16	59
Tax provision	(33)	(20)	(35)	(46)
Total net unrealized appreciation	15	124	322	987
Total net (loss) gain	(24)	128	248	702
Net (Decrease) Increase in Net Assets Resulting from Operations (“Net (Loss) Earnings”)	$(1)	$196	$366	$1,013

Net Operating Income Per Common Share
Basic	$0.08	$0.22	$0.40	$0.97
Diluted	$0.08	$0.22	$0.38	$0.94
Net (Loss) Earnings Per Common Share
Basic	$(0.00)	$0.62	$1.23	$3.13
Diluted	$(0.00)	$0.60	$1.19	$3.04
Weighted Average Shares of Common Stock Outstanding
Basic	286.5	316.4	296.4	323.9
Diluted	286.5	327.3	308.5	333.6
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2013	2012
Operations
Net operating income	$118	$314
Loss on extinguishment of debt	—	(3)
Net realized loss	(74)	(285)
Net unrealized appreciation	322	987
Net earnings	366	1,013
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	22	20
Repurchase of common stock	(429)	(259)
Stock-based compensation	24	34
Other	7	5
Net decrease in net assets resulting from capital share transactions	(376)	(200)
Total (decrease) increase in net assets	(10)	813
Net assets at beginning of period	5,429	4,563
Net assets at end of period	$5,419	$5,376

Net asset value per common share outstanding	$19.54	$17.39
Common shares outstanding at end of period	277.3	309.2

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net earnings	$366	$1,013
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(357)	(1,033)
Net realized loss on investments	131	363
Loss on extinguishment of debt	—	5
Accrued payment-in-kind interest and dividends on investments	(89)	(168)
Amortization of deferred finance costs, premiums and discounts	6	7
Depreciation of property and equipment	5	5
Stock-based compensation	24	34
Decrease (increase) in deferred tax asset, net	39	(80)
(Increase) decrease in interest and dividend receivable	(3)	1
Decrease (increase) in other assets	13	(13)
Increase (decrease) in other liabilities	11	(5)
Other	(10)	(12)
Net cash provided by operating activities	136	117
Investing Activities
Purchases and originations of investments	(228)	(181)
Repayments from portfolio company revolving credit facility investments, net	73	26
Principal repayments on debt investments	393	570
Proceeds from loan syndications and loan sales	4	—
Payment of accrued PIK notes and dividend and accreted original issue discounts	135	149
Proceeds from sales of equity investments	117	145
Increase in cash collateral on total return swaps	(40)	—
Interest rate derivative periodic interest payments, net	(6)	(22)
Interest rate derivative termination payments	(13)	(62)
Other	(3)	(9)
Net cash provided by investing activities	432	616
Financing Activities
Proceeds from secured borrowings	24	597
Payments on secured borrowings	(174)	(575)
Proceeds from unsecured borrowings	342	—
Payments on unsecured borrowings	—	(11)
Payments on notes payable from asset securitizations	(178)	(459)
Increase in deferred financing costs	(1)	(16)
Proceeds from issuance of common stock upon exercise of stock options	22	20
Repurchase of common stock	(429)	(259)
Decrease in debt service escrows	119	59
Other	9	11
Net cash used in financing activities	(266)	(633)
Net increase in cash and cash equivalents	302	100
Cash and cash equivalents at beginning of period	331	204
Cash and cash equivalents at end of period	$633	$304

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2013	2012
Per Share Data
Net asset value at beginning of the period	$17.84	$13.87
Loss on extinguishment of debt, net of tax(1)	—	(0.01)
Net operating income(1)	0.40	0.97
Net realized loss(1)	(0.25)	(0.88)
Net unrealized appreciation(1)	1.08	3.05
Net earnings(1)	1.23	3.13
Issuance of common stock	(0.14)	(0.15)
Repurchase of common stock	0.60	0.58
Other, net(2)	0.01	(0.04)
Net asset value at end of period	$19.54	$17.39
Ratio/Supplemental Data
Per share market value at end of period	$13.75	$11.35
Total investment return(3)	14.39%	68.65%
Shares of common stock outstanding at end of period	277.3	309.2
Net assets at end of period	$5,419	$5,376
Average net assets(4)	$5,524	$5,083
Average debt outstanding(5)	$652	$1,017
Average debt outstanding per common share(1)	$2.20	$3.14
Portfolio turnover rate(6)	8.50%	6.05%
Ratio of operating expenses to average net assets(6)	4.57%	5.20%
Ratio of operating expenses, net of interest expense, to average net assets(6)	3.80%	3.97%
Ratio of interest expense to average net assets(6)	0.77%	1.24%
Ratio of net operating income to average net assets(6)	2.86%	8.25%

(1)	Weighted average basic per share data.

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

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	6/19		$16.0	$15.8	$16.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	5/20		7.0	6.9	7.2
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	14.4%	12/13		5.3	5.3	5.2
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)					8.2	8.4
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	10.0%	12/19		12.0	11.7	12.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)			13,381		8.9	17.7
Datapipe, Inc.	IT Services	Senior Debt(6)	9.3%	9/19		12.5	12.3	12.7
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	9.9%	12/16		14.9	14.9	16.0
		Mezzanine Debt(6)	11.0%	12/22		1.8	1.8	1.7
							16.7	17.7
DelStar, Inc.	Building Products	Redeemable Preferred Stock(6)			26,613		31.3	48.2
		Convertible Preferred Stock(6)			29,569		4.1	11.7
		Common Stock Warrants(4)(6)			89,020		16.9	35.2
							52.3	95.1
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		2.3	2.3
		Common Units(4)			3,830,068		0.7	0.1
							3.0	2.4
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	14.8%	11/14		46.3	46.3	46.3
		Redeemable Preferred Stock(6)			919		1.9	1.9
		Convertible Preferred Stock(4)(6)			861,364		20.9	15.2
							69.1	63.4
Foamex Innovations, Inc.	Household Durables	Common Stock Warrants(4)(6)			14,134		—	0.1
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	10.0%	5/17		3.6	3.6	3.6
Mitchell International, Inc.	IT Services	Senior Debt(6)	5.5%	3/15		5.0	5.0	5.0
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)			84,594		8.8	6.0
		Common Stock(4)			633,408		0.1	—
							8.9	6.0
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	10/15		1.9	1.9	1.0
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)			173,060		6.4	1.2
Qioptiq S.à r.l.(7)	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	12.7%	3/18		39.1	39.0	39.0
Qualium I(7)	Capital Markets	Common Stock(4)			247,939		4.9	4.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)			3.5%		0.2	0.7
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	1/16-6/16		38.9	38.8	39.2
		Mezzanine Debt(6)	16.5%	7/16-8/17		90.1	89.8	86.3
							128.6	125.5
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	6/14		45.7	45.6	45.7
		Mezzanine Debt(6)	15.3%	6/15-6/16		58.5	58.3	58.5
		Convertible Preferred Stock(6)			84,043		69.9	69.9
		Common Stock(4)(6)			84,043		—	35.3
							173.8	209.4
Survey Sampling International, LLC	Media	Mezzanine Debt(6)	15.0%	7/18		42.8	42.5	42.5
Transtar Holding Company	Auto Components	Senior Debt(6)	9.8%	10/19		8.0	7.9	8.2
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)			26,977		0.1	0.1
		Common Stock(4)(6)			3,218,667		3.8	2.9
							3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	9/20		17.0	16.8	17.3
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	10.5%	6/20		40.0	39.3	41.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	15.1%	8/18		89.3	89.1	88.8
		Convertible Preferred Stock(4)(6)			2,008,575		205.3	44.7
		Common Stock(4)(6)			502,144		49.9	—
							344.3	133.5

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	2/17-2/18		12.4	3.8	—
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	12/17		14.8	8.4	0.9
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	7/17		30.9	18.0	5.9
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	10/17		0.2	0.2	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	8/17		20.8	10.2	1.5
GS Mortgage Securities Trust 2007-GG10(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)	6.0%	6/17		15.0	—	0.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	7/17		136.1	8.4	5.6
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.4%	8/17		12.0	5.0	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	10/17		38.9	10.3	1.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	10/17-12/20		5.6	5.6	2.5
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	11/16		0.5	0.5	0.2

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)				8.5	8.4	8.0
		Subordinated Notes(6)				25.9	11.2	17.5
							19.6	25.5
ACAS CLO 2013-2, Ltd(7)(8)		Subordinated Notes(6)				8.0	8.0	8.0
APIDOS CLO XIV(7)(8)		Subordinated Notes(6)				8.0	7.8	7.8
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)				20.0	13.8	13.4
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(4)(6)			6,241		3.7	—
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)			13,796		3.9	0.3
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)				15.0	8.0	14.8
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)				2.0	1.7	1.9
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)(8)		Subordinated Notes(6)				5.0	4.9	4.9
Cent CDO 12 Limited(7)(8)		Income Notes(6)				26.4	11.0	24.1
Cent CLO 18 Limited(7)(8)		Subordinated Notes(6)				7.9	8.2	8.2
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)				5.0	2.6	2.4
Champlain CLO(7)(8)		Preferred Securities(6)			1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)			360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)			34,170,000		21.7	7.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(6)			3,500,000		5.9	2.9
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)				15.0	11.9	10.9
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)			5,750,000		4.2	3.3
Flagship CLO V(7)(8)		Deferrable Notes(6)				1.7	1.4	1.6
		Subordinated Securities(6)			15,000		7.6	7.6
							9.0	9.2
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)				4.0	0.9	0.5
Herbert Park B.V.(7)(8)		Subordinated Notes(6)				29.5	27.4	28.3
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)				6.7	7.4	4.7
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)				9.0	3.6	5.3
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)				7.0	6.6	7.1
Mayport CLO Ltd.(7)(8)		Income Notes				14.0	8.8	7.1
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)			10,000		3.8	5.8
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(6)			5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)				10.0	8.6	9.4
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)				14.0	14.1	16.0
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)			20,000,000		12.7	11.2
Subtotal Non-Control / Non-Affiliate Investments (23% of total investments at fair value)							$1,363.6	$1,163.8

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	11.3%	3/14		$6.4	$6.4	$6.4
		Redeemable Preferred Stock(6)			859		2.4	2.4
		Common Stock(4)(6)			3,061		5.0	9.3
							13.8	18.1
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	15.0%	12/13		5.8	3.2	—
		Common Stock(4)(6)			8,569,905		25.4	—
							28.6	—
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	19.8%	12/13		24.8	24.5	24.5
		Convertible Preferred Stock(4)(6)			5,592,367		8.9	4.1
		Common Stock(4)(6)			131,315		0.1	—
							33.5	28.6
IS Holdings I, Inc.	Software	Common Stock(4)(6)			1,165,930		—	14.3
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	11.5%	8/17		27.5	27.2	27.4
		Senior Debt(5)(6)	16.0%	2/18		11.6	8.9	2.6
		Common Units(4)(6)			10.6%		9.5	—
							45.6	30.0
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)			4,213		1.2	4.1
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)			3,150,000		3.1	1.2
		Common Units(4)			350,000		0.4	—
							3.5	1.2
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)			7,707		0.7	2.1
		Common Stock(4)			40,688		0.6	1.0
							1.3	3.1
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	15.3%	10/15		104.1	103.2	104.5
		Convertible Preferred Stock(6)			12,135,088		64.1	76.9
		Common Stock Warrants(4)			6,521,904		1.3	—
							168.6	181.4
WFS Holding, LLC	Software	Preferred Membership Units			20,403,772		2.3	2.6
Subtotal Affiliate Investments (6% of total investments at fair value)							$298.4	$283.4

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	15.0%	5/16		$7.2	$3.7	$2.7
		Common Stock(6)			100%		5.9	18.6
							9.6	21.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)			81,087		68.6	140.3
		Common Stock(4)(6)			20,139,669		15.6	33.6
							84.2	173.9
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	9/16		33.0	33.0	33.0
		Common Membership Interest(6)			100%		128.8	827.9
							161.8	860.9
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	13.0%	7/16		21.0	20.7	21.0
		Mezzanine Debt(5)(6)	15.0%	7/16		18.9	17.9	19.0
		Redeemable Preferred Stock(4)(6)			475,335		31.8	—
		Common Stock(4)(6)			128,681		10.8	—
		Common Stock Warrants(4)(6)			204,663		17.3	—
							98.5	40.0
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	14.0%	12/18		20.0	19.8	20.0
		Membership Units(4)(6)			100,000		28.9	22.6
							48.7	42.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	14.0%	8/20		12.5	12.3	12.5
		Convertible Preferred Stock(6)			145,316		25.7	45.8
		Common Stock(4)(6)			13,031		1.8	3.8
							39.8	62.1
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)			8,500,100		1.0	0.1
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(5)(6)	7.2%	5/14		20.9	14.0	4.6
		Redeemable Preferred Stock(4)(6)			21,215		42.7	—
							56.7	4.6
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)			858,410		—	1.3
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	14.0%	12/18		40.6	40.2	40.6
		Convertible Preferred Stock(6)			100,000		60.7	60.7
		Common Stock(4)(6)			100,000		—	2.0
							100.9	103.3
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.4%	11/13		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	8.0%	1/14		5.3	5.3	5.3
		Convertible Preferred Stock(4)(6)			77,504,840		13.6	7.6
							18.9	12.9
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)			57,940,360		45.5	2.2
Dyno Holding Corp.	Auto Components	Senior Debt(6)	11.2%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	4.2%	11/16		32.9	25.5	15.0
		Convertible Preferred Stock(4)(6)			389,759		40.5	—
		Common Stock(4)(6)			97,440		10.1	—
							111.2	50.2
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	3/16		5.9	5.8	5.9
		Mezzanine Debt(6)	16.5%	7/16		17.3	17.2	17.3
		Common Stock(4)(6)			583		11.1	9.3
							34.1	32.5
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)			11,728		27.8	34.1
		Redeemable Preferred Stock(4)(6)			21,113		12.5	10.2
		Common Stock(4)(6)			11,261		1.1	—
		Common Stock Warrants(4)(6)			1,078,792		13.1	—
							54.5	44.3
European Capital Limited(7)	Diversified Financial Services	Ordinary Shares(4)(6)			100%		1,247.2	881.1
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	1/17		45.8	45.4	45.8
		Common Membership Units(4)(6)			58,297		44.5	30.5
							89.9	76.3
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.2%	10/13		41.9	41.9	41.9
		Mezzanine Debt(6)	17.0%	4/14		20.5	20.5	20.5
		Mezzanine Debt(5)(6)	21.5%	10/14		59.3	20.3	1.3
		Redeemable Preferred Stock(4)			583,000		0.6	—
		Common Stock(4)(6)			129,514		15.6	—
							98.9	63.7
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	18.8%	10/18-10/19		90.0	37.7	16.6
		Redeemable Preferred Stock(4)			18,449,456		18.5	—
		Convertible Preferred Stock(4)			1,519,368		3.0	—
		Common Stock(4)			108,526		0.2	—
							66.8	24.0
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	8.1%	1/14		28.6	25.6	14.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	3/14		1.6	1.6	1.9
		Common Stock(4)(6)			64,917		13.0	—
		Common Stock Warrants(4)(6)			6,500		1.3	—
							15.9	1.9
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	1/17		7.8	7.8	8.0
		Mezzanine Debt(5)(6)	18.0%	1/18		15.5	11.9	14.3
		Convertible Preferred Stock(4)(6)			4,000		1.0	—
		Common Stock(4)(6)			100%		0.7	—
							21.4	22.3
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	12.0%	12/14		15.8	9.8	8.7
		Redeemable Preferred Stock(4)(6)			6,482,972		6.6	—
							16.4	8.7
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)			1		7.0	7.0
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)			7,496		8.1	12.0
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)			313,327		62.6	144.4
		Common Stock(4)(6)			55,290		5.5	10.9
		Common Stock Warrants(4)(6)			222,414		18.6	44.0
							86.7	199.3
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)			100		0.9	7.1
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	15.4%	2/19		23.7	23.6	23.7
		Redeemable Preferred Stock(6)			2,485		1.9	1.9
		Convertible Preferred Stock(4)(6)			51,351		23.4	26.0
							48.9	51.6
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	9.8%	11/15-12/15		17.7	14.5	8.5
		Common Stock(4)(6)			860,189		0.1	—
							14.6	8.5
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	14.0%	12/17		58.0	32.8	31.0
		Common Membership Units(4)(6)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(6)	6.8%	4/16-4/17		89.0	73.2	82.1
		Common Stock(4)(6)			86,514		55.0	39.2
							128.2	121.3
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	12/14		2.9	2.9	2.9
		Mezzanine Debt(6)	17.0%	12/15		13.5	13.5	13.5
		Mezzanine Debt(5)(6)	19.0%	12/15		19.7	7.3	3.1
		Common Stock(4)(6)			367,881		4.2	—
							27.9	19.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	15.3%	3/16		28.1	28.0	28.1
		Redeemable Preferred Stock(6)			36,267		27.7	38.7
		Common Stock(4)(6)			40,295		3.9	—
		Common Stock Warrants(4)(6)			116,065		11.6	—
							71.2	66.8
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)			342,500		11.1	2.6
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(5)(6)	15.6%	10/14		32.8	28.6	22.2
		Redeemable Preferred Stock(4)(6)			133		13.3	—
		Convertible Preferred Stock(4)(6)			1,539		192.1	—
		Common Stock(4)(6)			17,724		32.9	—
							266.9	22.2
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	6.6%	7/14-12/15		22.5	21.4	21.8
		Convertible Preferred Stock(4)(6)			2,081,879		7.6	—
							29.0	21.8
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	14.0%	10/16		16.4	16.3	16.4
		Convertible Preferred Stock(6)			77,447,018		8.6	11.3
		Common Stock(4)(6)			97,540		0.1	—
							25.0	27.7
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)			14,850		14.8	29.7
		Common Stock(4)(6)			150		0.2	0.3
							15.0	30.0
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(4)(6)			1,101,673		177.8	183.0
		Common Stock(4)(6)			275,419		27.5	8.8
							205.3	191.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2013 (unaudited) (in millions, except share data)

Company (1)	Industry	Investments	Interest Rate (2)	Maturity Date (2)	# of shares/ units owned	Principal	Cost	Fair Value
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)			122,017		14.4	20.1
		Common Stock(4)(6)			128,175		2.3	31.0
		Common Stock Warrants(4)(6)			56,819		1.4	13.7
							18.1	64.8
Spring Air International, LLC	Household Durables	Common Membership Units(4)			49%		2.1	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	12.5%	6/18		30.2	26.5	—
		Common Units(4)(6)			490,000		2.0	—
							28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	8.0%	6/15		12.9	12.9	12.9
		Mezzanine Debt(6)	15.0%	6/15		47.1	31.6	47.1
		Redeemable Preferred Stock(4)			1,890		1.9	3.7
							46.4	63.7
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	14.0%	12/13		3.0	3.0	3.0
		Mezzanine Debt(5)(6)	15.0%	12/13		4.5	3.0	1.4
		Redeemable Preferred Membership Units(4)(6)			3,796,269		3.0	—
		Common Membership Units(4)(6)			27,400		1.9	—
							10.9	4.4
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)			703,406		50.0	74.9
		Common Stock(4)(6)			175,853		11.4	14.0
							61.4	88.9

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest			90%		6.8	0.9
Subtotal Control Investments (71% of total investments at fair value)							$3,609.6	$3,588.0
Total Investment Assets							$5,271.6	$5,035.2

Counterparty	Instrument	Interest Rate (2)	Expiration Date (2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.5)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(3.8)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.6)
Citibank, N.A.	Total Return Swap		12/13	1	194.7	—	(1.2)
Total Derivative Agreements						$—	$(11.1)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
BofA Funds Series Trust - BofA Money Market Reserves	$60.0	$60.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio	30.0	30.0
Wells Fargo Advantage Heritage Money Market Fund	30.0	30.0
JPMorgan Prime Money Market Fund	25.0	25.0
Blackrock Liquidity Tempfund Instl Shares #24	20.0	20.0
Dreyfus Cash Management	20.0	20.0
First American Prime Obligations Fund	15.0	15.0
Morgan Stanley Institutional Liquidity Funds - Prime Portfolio	15.0	15.0
Federated Prime Cash Obligations Fund	14.0	14.0
Total Money Market Funds	$229.0	$229.0

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-04”). ASU 2013-04 provides guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is considered fixed at the reporting date. The requirements of ASU 2013-04 apply to all obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date except for specific obligations otherwise accounted for in the FASB codification. ASU 2013-04 is effective for all prior periods in fiscal years beginning on or after December 15, 2013 and interim reporting periods within those years and should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of the fiscal year of adoption. Early adoption is permitted. We do not believe the adoption of ASU 2013-04 will have a material impact on our consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Issues Task Force) (“ASU 2013-11”) which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an entity is required to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward unless (i) the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity is required to present an unrecognized tax benefit in the financial statements as a liability with no offset of the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not believe the adoption of ASU 2013-11 will have a material impact on our consolidated financial statements.

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

As of September 30, 2013, we owned all of the equity in European Capital Limited (“European Capital”), an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to comparable publicly traded funds that were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment, including the determination of the fair value of European Capital's investment portfolio.

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

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$763	$763
Mezzanine Debt	—	—	730	730
Preferred Equity	—	—	1,135	1,135
Common Equity	—	—	2,145	2,145
Structured Products	—	—	262	262
Derivative Agreements	—	(11)	—	(11)
Total	$—	$(11)	$5,035	$5,024

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$843	$843
Mezzanine Debt	—	—	1,114	1,114
Preferred Equity	—	—	1,194	1,194
Common Equity	—	—	1,867	1,867
Structured Products	—	—	247	247
Derivative Agreements, Net	—	(27)	—	(27)
Total	$—	$(27)	$5,265	$5,238

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended September 30, 2013 and 2012. Our investments in warrants are presented based on the type of equity they can be converted into.

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, July 1, 2013	$809	$911	$1,167	$2,166	$228	$5,281
Net realized gain (loss)(1)	1	—	1	—	(83)	(81)
Reversal of prior period net depreciation on realization(2)	1	—	1	—	81	83
Net unrealized depreciation(2)(3)	(9)	(19)	(1)	(1)	(7)	(37)
Purchases(4)	18	27	(16)	3	54	86
Sales(5)	—	—	(17)	(23)	—	(40)
Settlements, net(6)	(57)	(189)	—	—	(11)	(257)
Balances, September 30, 2013	$763	$730	$1,135	$2,145	$262	$5,035

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, July 1, 2012	$813	$1,158	$1,221	$1,754	$227	$5,173
Net realized (loss) gain(1)	(6)	1	—	—	—	(5)
Reversal of prior period net depreciation (appreciation) on realization(2)	4	(1)	—	1	—	4
Net unrealized appreciation (depreciation)(2)(3)	31	26	(16)	79	21	141
Purchases(4)	6	34	36	3	—	79
Sales(5)	—	—	(18)	(6)	—	(24)
Settlements(6)	(5)	(45)	2	—	(11)	(59)
Balances, September 30, 2012	$843	$1,173	$1,225	$1,831	$237	$5,309

(1)
Included in net realized (loss) gain in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

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

(5)	Includes the sale of equity investments, collection of cumulative dividends, loan syndications and loan sales.

(6)	Includes principal repayments on debt investments, collection of PIK interest, collection of accreted loan discounts and the exchange of one or more existing securities for one or more new securities.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine months ended September 30, 2013 and 2012. Our investments in warrants are presented based on the type of equity they can be converted into.

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, January 1, 2013	$843	$1,114	$1,194	$1,867	$247	$5,265
Net realized (loss) gain(1)	(14)	(23)	24	(17)	(98)	(128)
Reversal of prior period net depreciation (appreciation) on realization(2)	21	(4)	(24)	21	96	110
Net unrealized appreciation (depreciation)(2)(3)	6	(57)	(8)	317	(27)	231
Purchases(4)	123	79	34	9	67	312
Sales(5)	(4)	—	(86)	(52)	—	(142)
Settlements, net(6)	(212)	(379)	1	—	(23)	(613)
Balances, September 30, 2013	$763	$730	$1,135	$2,145	$262	$5,035

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,249	$218	$(89)	$5,006
Net realized loss(1)	(24)	(31)	(166)	(32)	(44)	(75)	(372)
Reversal of prior period net depreciation on realization(2)	22	27	179	32	43	67	370
Net unrealized appreciation (depreciation)(2)(3)	43	26	67	487	43	(14)	652
Purchases(4)	70	107	112	87	—	—	376
Sales(5)	—	—	(94)	(32)	—	—	(126)
Settlements(6)	(322)	(420)	17	40	(23)	75	(633)
Transfers out of Level 3(7)	—	—	—	—	—	36	36
Balances, September 30, 2012	$843	$1,173	$1,225	$1,831	$237	$—	$5,309

(1)
Included in net realized (loss) gain in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2013:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$325	Enterprise discounted cash flow	Discount rate	9%	45%	19%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	(25%)	(36%)
			Control premium	—%	21%	11%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	(30%)	(42%)
Mezzanine Debt	$561	Enterprise discounted cash flow	Discount rate	12%	30%	17%
			Terminal value growth rate	3%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	—%	(37%)
			Control premium	9%	22%	15%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	—%	(20%)
Preferred Equity	$1,053	Enterprise discounted cash flow	Discount rate	11%	69%	16%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	5%	(22%)
			Control premium	9%	22%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(6%)
Common Equity	$2,145	Enterprise discounted cash flow	Discount rate	9%	67%	16%
			Terminal value growth rate	2%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	5%	(21%)
			Control premium	—%	29%	7%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(19%)

Market Yield Valuation Methodology
Senior Debt	$438	Discounted cash flow	Market yield	8%	25%	12%
			Estimated remaining life	0 yrs	4 yrs	2 yrs
Mezzanine Debt	$169	Discounted cash flow	Market yield	13%	18%	16%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Preferred Equity	$82	Discounted cash flow	Market yield	18%	22%	22%
			Estimated remaining life	1 yr	4 yrs	1 yr
Structured Products	$262	Discounted cash flow	Discount rate	6%	55%	13%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	2%	2%
	$5,035

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$351	Enterprise discounted cash flow	Discount rate	11%	56%	19%
			Terminal value growth rate	—%	5%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	15%	(23%)
			Control premium	—%	21%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	(5%)	(26%)
Mezzanine Debt	$1,008	Enterprise discounted cash flow	Discount rate	12%	80%	17%
			Terminal value growth rate	3%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	10%	(23%)
			Control premium	—%	27%	18%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%	(22%)
Preferred Equity	$1,156	Enterprise discounted cash flow	Discount rate	11%	56%	14%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(13%)
			Control premium	10%	27%	19%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	5%	(10%)
Common Equity	$1,831	Enterprise discounted cash flow	Discount rate	7%	80%	16%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	10%	(15%)
			Control premium	—%	27%	9%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(12%)

Market Yield Valuation Methodology
Senior Debt	$492	Discounted cash flow	Market yield	7%	28%	14%
			Estimated remaining life	0 yrs	4 yrs	2 yrs
Mezzanine Debt	$165	Discounted cash flow	Market yield	14%	23%	18%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Preferred Equity	$69	Discounted cash flow	Market yield	18%	18%	18%
			Estimated remaining life	1 yr	4 yrs	1 yr
Structured Products	$237	Discounted cash flow	Discount rate	9%	39%	15%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	4%	2%
	$5,309

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Cost
Senior debt	14.9%	15.2%
Mezzanine debt	15.3%	19.4%
Preferred equity	26.3%	24.2%
Common equity	37.2%	34.6%
Structured Products	6.3%	6.6%
Total	100.0%	100.0%

Fair Value
Senior debt	15.2%	16.0%
Mezzanine debt	14.5%	21.2%
Preferred equity	22.5%	22.7%
Common equity	42.6%	35.4%
Structured Products	5.2%	4.7%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of September 30, 2013 and December 31, 2012. Our investments in European Capital, CLO and CDO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	September 30, 2013	December 31, 2012
Cost
Life Sciences Tools and Services	11.8%	11.5%
Household Durables	7.2%	6.4%
Hotels, Restaurants and Leisure	5.6%	4.7%
Commercial Services and Supplies	5.3%	4.8%
Internet and Catalog Retail	5.3%	4.5%
Capital Markets	4.8%	3.9%
Pharmaceuticals	4.6%	4.0%
Construction and Engineering	4.6%	3.8%
Computers and Peripherals	4.0%	3.4%
Health Care Providers and Services	3.5%	3.1%
Real Estate and Real Estate Investment Trusts	3.4%	5.5%
Professional Services	3.4%	4.4%
Diversified Financial Services	3.3%	2.6%
Health Care Equipment and Supplies	3.3%	3.1%
Auto Components	3.2%	4.5%
Diversified Consumer Services	3.0%	2.5%
Electrical Equipment	2.6%	2.6%
Oil, Gas and Consumable Fuels	2.4%	2.1%
Electronic Equipment, Instruments and Components	2.4%	1.9%
Food Products	2.0%	2.8%
IT Services	1.9%	1.3%
Building Products	1.7%	1.4%
Energy Equipment and Services	1.7%	2.0%
Leisure Equipment and Products	1.6%	1.5%
Other	7.4%	11.7%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	September 30, 2013	December 31, 2012
Fair Value
Capital Markets	22.5%	20.0%
Life Sciences Tools and Services	6.0%	7.0%
Health Care Providers and Services	5.8%	5.2%
Pharmaceuticals	5.4%	4.4%
Electrical Equipment	5.2%	5.9%
Hotels, Restaurants and Leisure	5.1%	4.0%
Internet and Catalog Retail	4.8%	3.5%
Construction and Engineering	4.6%	4.0%
Commercial Services and Supplies	4.1%	5.1%
Health Care Equipment and Supplies	3.6%	3.6%
Professional Services	3.2%	4.0%
Electronic Equipment, Instruments and Components	2.7%	2.2%
Building Products	2.5%	1.6%
Computers and Peripherals	2.3%	2.1%
Food Products	2.3%	2.7%
Diversified Financial Services	2.0%	1.2%
Oil, Gas and Consumable Fuels	1.9%	1.2%
Diversified Consumer Services	1.9%	2.0%
Real Estate and Real Estate Investment Trusts	1.9%	1.9%
IT Services	1.6%	1.0%
Energy Equipment and Services	1.6%	1.9%
Auto Components	1.5%	3.0%
Other	7.5%	12.5%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products and derivative agreements, as of September 30, 2013 and December 31, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2013	December 31, 2012
Cost
International	27.4%	27.8%
Mid-Atlantic	19.5%	18.3%
Southwest	14.9%	17.9%
Northeast	11.6%	10.7%
South-Central	10.3%	9.2%
Southeast	8.6%	8.8%
North-Central	7.3%	6.9%
Northwest	0.4%	0.4%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	28.8%	28.8%
International	20.4%	18.7%
Southwest	16.0%	20.5%
Northeast	13.2%	11.1%
Southeast	9.3%	10.2%
North-Central	7.5%	7.2%
South-Central	4.3%	3.1%
Northwest	0.5%	0.4%
Total	100.0%	100.0%

Note 5.	Borrowings

Our debt obligations consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2017, net of discount	449	597
Unsecured private notes due September 2018, net of discount	342	—
ACAS Business Loan Trust 2006-1 asset securitization	—	85
ACAS Business Loan Trust 2007-1 asset securitization	—	71
ACAS Business Loan Trust 2007-2 asset securitization	—	22
Total	$791	$775

The daily weighted average debt balance for the three and nine months ended September 30, 2013 was $584 million and $652 million, respectively, compared to $858 million and $1,017 million, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2013 was 6.8% and 6.6%, respectively, compared to 6.8% and 6.2%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and nine months ended September 30, 2013 was 5.7% and 5.4%, respectively, compared to 5.4% and 5.0%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of September 30, 2013 was 5.1%.

As of September 30, 2013 and December 31, 2012, the aggregate fair value of the above borrowings was $806 million and $781 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

measurement date under current market conditions, and are measured using Level 1 inputs for our publicly traded debt as of September 30, 2013 and December 31, 2012 and Level 2 inputs for our private debt. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Private Debt Offering

On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters' discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes were rated B3, B+ and BB- by Moody's Investor Services, Standard & Poor's Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of September 30, 2013, we were in compliance with all of the covenants under the Private Notes.

Secured Term Loan Facility

On August 23, 2013, we entered into an amendment (the “Amendment”) to the existing term loan facility under our Senior Secured Term Loan Credit Agreement, dated as of August 22, 2012, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Secured Term Loan Facility”).

The Amendment reduced the interest rate on the Secured Term Loan Facility, which had an outstanding balance of $450 million as of the closing date, from LIBOR plus 4.25%, with a LIBOR floor of 1.25%, to LIBOR plus 3.00%, with a LIBOR floor of 1.00%. The Amendment also reduced the Secured Term Loan Facility's scheduled amortization for 2014 and 2015 from $150 million per year to $4.5 million per year and eliminated the mandatory prepayment when the borrowing base coverage exceeds 150%. In addition, pursuant to the Amendment, there was an increase in certain advance rates for collateral when calculating the borrowing base. We may prepay the loans under the Secured Term Loan Facility in full or in part without penalty at our option except in the event that the facility is refinanced at a lower rate, in full or in part, prior to February 22, 2014, in which case the prepayment shall be made for an amount equal to 101% of the principal prepaid plus accrued interest.
In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments (“ASC 470-50”), $426 million of debt exchanged with the same lenders met the criterion for and was accounted as a modification of debt and $24 million of debt with lenders that were fully paid off was treated as an extinguishment of debt. Less than $1 million of deferred financing costs were written off during the quarter as a result of the $24 million debt extinguishment. Existing unamortized deferred financing costs and discount attributable to the modification of the Secured Term Loan Facility of $9 million will be amortized into interest expense over the life of the Secured Term Loan Facility using the effective interest method, while fees paid to other third party advisors of $1 million were expensed and included in general and administrative expenses in the consolidated statements of operations.

The following table sets forth the scheduled amortization on the amended Secured Term Loan Facility:

August 22, 2014	$4.5 million
August 22, 2015	$4.5 million
Maturity Date (August 22, 2016)	Outstanding Balance

The Secured Term Loan Facility bears interest at a rate of LIBOR plus 3.00%, with a LIBOR floor of 1.00% per annum. As of September 30, 2013, the interest rate on our Secured Term Loan Facility was 4.00%. As of September 30, 2013, we were in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

compliance with all of the covenants under the Secured Term Loan Facility. The borrowing base coverage for the Secured Term Loan Facility was 404% as of September 30, 2013.

Revolving Credit Facility

On August 22, 2012, we obtained a four-year $250 million secured revolving credit facility (“Revolving Credit Facility”), which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the Revolving Credit Facility and Secured Term Loan Facility. The Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.

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

We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of September 30, 2013, the total commitments under our Revolving Credit Facility were $250 million.

As of September 30, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility.

Asset Securitizations

On February 19, 2013, May 16, 2013 and August 27, 2013, the remaining notes issued by ACAS Business Loan Trust 2007-2, ACAS Business Loan Trust 2007-1 and ACAS Business Loan Trust 2006-1, respectively, were paid off in full.

Note 6.	Derivative Agreements

Interest Rate Swap Agreements

During the nine months ended September 30, 2013, we paid $13 million in connection with the early termination of certain interest rate derivative agreements, which is recorded as a realized loss in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations. The realized loss for the nine months ended September 30, 2013 was partially offset by a reversal of unrealized depreciation of $12 million, which is recorded in the financial statement line item derivative agreements in the net unrealized (depreciation) appreciation section of our consolidated statements of operations. During the nine months ended September 30, 2012, we paid $62 million in connection with the early termination of certain interest rate derivative agreements, which is recorded as a net realized loss in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations. The realized loss was partially offset by a reversal of unrealized depreciation of $55 million which is recorded in the financial statement line item derivative agreements in the net unrealized (depreciation) appreciation section of our consolidated statements of operations.

During the three and nine months ended September 30, 2013, we recorded a net realized loss of $1 million and $6 million, respectively, in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations primarily for periodic interest settlements on interest rate derivative agreements. During the three and nine months ended September 30, 2012, we recorded a net realized loss of $5 million and $22 million, respectively, in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations for periodic interest settlements on interest rate derivative agreements.

Total Return Swaps

American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (“Citibank”) on December 19, 2012 (the “2012 TRS”) and March 12, 2013 (the “2013 TRS”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). On September 25, 2013, the 2013 TRS was terminated and $41 million of cash collateral for loans in the Reference Pool for the 2013 TRS was returned to ACTRS. The maximum amount of the loans that can be included in the Reference Pool for the 2012 TRS is $200 million (determined at the time each such loan is added to the Reference Pool). Under the terms of the swap, ACTRS receives from Citibank an amount that is determined by reference to the margin on

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

the interest and fees paid in respect of the loans included in the Reference Pool and ACTRS pays to Citibank a pre-agreed upon spread on the average outstanding amount of the loans and letters of credit included in the Reference Pool. The total return swaps are accounted for as derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). During the three and nine months ended September 30, 2013, we received $3 million and $4 million, respectively, in cash settlements on the 2012 TRS and 2013 TRS, which was recorded as a net realized gain in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations.

ACTRS is initially required to cash collateralize a certain portion of the face amount of loans included in each Reference Pool, subject to a minimum of $10 million for each Reference Pool at all times. The maximum cash collateral requirement for the 2012 TRS Reference Pool is $50 million. As of September 30, 2013, ACTRS had provided $50 million of cash collateral for the loans in the Reference Pool for the 2012 TRS, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. If ACTRS does not deposit additional cash collateral when required to do so, then Citibank will have the right to terminate the TRS and seize all or a portion of the cash collateral posted by ACTRS to cover any losses it incurs in such early termination. American Capital's exposure under the TRS is limited to the value of assets held at ACTRS, which primarily consists of cash collateral on deposit with Citibank.

As of September 30, 2013, the fair value liability of the 2012 TRS was approximately $1 million. As of September 30, 2013, the loans in the Reference Pools for the 2012 TRS had a cost basis of approximately $195 million. Realized gains and losses on total return swaps are composed of any gains or losses on the Reference Pool as well as the net interest received or owed at the time of the monthly settlement. Unrealized gains and losses on total return swaps are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the Reference Pool.

Note 7.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted net operating income per common share	$23	$71	$118	$314
Numerator for basic and diluted net (loss) earnings per common share	$(1)	$196	$366	$1,013
Denominator for basic weighted average common shares	286.5	316.4	296.4	323.9
Employee stock options and stock awards	—	10.9	12.1	9.7
Denominator for diluted weighted average common shares	286.5	327.3	308.5	333.6
Basic net operating income per common share	$0.08	$0.22	$0.40	$0.97
Diluted net operating income per common share	$0.08	$0.22	$0.38	$0.94
Basic net (loss) earnings per common share	$(0.00)	$0.62	$1.23	$3.13
Diluted net (loss) earnings per common share	$(0.00)	$0.60	$1.19	$3.04

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three months ended September 30, 2013 as we incurred a net loss for that period.

Stock options and unvested shares under our deferred compensation plan of 57.0 million and 8.5 million for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

been anti-dilutive, as determined using the treasury stock method. Stock options and unvested shares under our deferred compensation plan of 24.2 million and 29.0 million for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

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

Loan and Financing Agreements

As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $195 million to 13 portfolio companies, with $150 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Total Return Swaps

As discussed in Note 6 to these consolidated financial statements, ACTRS, a wholly owned consolidated affiliate of American Capital, entered into non-recourse total return swap transactions with Citibank. The total return swaps are non-recourse to American Capital and require us to initially provide cash collateral of a minimum of $10 million, up to a maximum collateral of $50 million per Reference Pool. As of September 30, 2013, ACTRS had provided $50 million of cash collateral for the loans in the Reference Pool for the 2012 TRS. See Note 6 to these consolidated financial statements for further discussion of the accounting for ACTRS' total return swaps.

Note 9.	Shareholders' Equity

Our common stock activity for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
Common stock outstanding at beginning of period	304.4	329.1
Issuance of common stock under stock option plans	3.6	5.0
Repurchase of common stock	(31.5)	(26.0)
Distribution of common stock held in deferred compensation trust	0.8	1.1
Common stock outstanding at end of period	277.3	309.2

Stock Repurchase and Dividend Program

During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. In 2013, our Board of Directors extended the stock repurchase and dividend program through December 31, 2014. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The stock repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and nine months ended September 30, 2013, we repurchased a total of 13.4 million and 31.5 million shares, respectively, of our common stock in the open market for $176 million and $429 million, respectively, at an average price of $13.11 per share and $13.62 per share, respectively. During the three and nine months ended September 30, 2012, we repurchased a total of 11.4 million and 26.0 million shares, respectively, of our common stock in the open market for $125 million and $259 million, respectively, at an average price of $10.99 per share and $9.95 per share, respectively.

Note 10.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Our tax fiscal year ends on September 30. We estimate that for income tax purposes, we had both NOL carryforwards and net long-term capital loss carryforwards as of the tax years ended September 30, 2012 and 2013. Under Subchapter C of the Code, we are able to carry forward any NOLs to succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C of the Code, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

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

As of September 30, 2013, our deferred tax asset was $724 million, our deferred tax liability was $11 million, our valuation allowance was $291 million and our net deferred tax asset was $422 million.

We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of September 30, 2013, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of September 30, 2013, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $291 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our capital loss carryforwards and cumulative net unrealized depreciation on our capital assets as of September 30, 2013, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.

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

Under FASB ASC Topic 718, Compensation-Stock Compensation, our capital in excess of par value in our shareholders' equity includes the excess tax benefits generated from our stock-based compensation plans when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes (“APIC Pool”). As of September 30, 2013, our APIC Pool totaled $18 million.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

A reconciliation of the tax provision computed at the US federal statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax on income computed at federal statutory tax rate	$8	$81	$142	$327
State taxes, net of federal tax benefit	(5)	9	11	38
Valuation allowance	29	(54)	(106)	(435)
Other	(7)	(3)	(7)	(10)
Total tax provision (benefit)	$25	$33	$40	$(80)

Note 11.	Significant Subsidiaries

We have determined that for the nine months ended September 30, 2013, American Capital Asset Management, LLC and European Capital Limited are unconsolidated portfolio companies that have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, summarized income statement information for American Capital Asset Management, LLC and European Capital Limited for the nine months ended September 30, 2013 and 2012 has been included as follows:

	Nine Months Ended September 30,
American Capital Asset Management, LLC	2013	2012
Total operating revenue	$203	$157
Total operating expenses	$136	$148
Net income attributable to non-controlling interests	$2	$—
Net income attributable to American Capital Asset Management, LLC	$36	$11

	Nine Months Ended September 30,
European Capital Limited	2013	2012
Total operating revenue	€67	€45
Total operating expenses	34	37
Net operating income	33	8
Net realized loss on investments and foreign currency transactions	(144)	(1)
Net foreign currency appreciation	27	18
Net appreciation of investments	205	20
Net increase in net assets resulting from operations	€121	€45

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

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

We are also a fund manager with $117 billion of total assets under management (including levered assets) as of September 30, 2013, which includes $6 billion of total assets on our balance sheet and $111 billion of third-party assets under management, $14 billion of which are third-party earning assets under management for which we are paid a management fee. Our fund management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”). ACAM manages the following funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”), ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”), ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”) and ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”).

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

Portfolio Composition

As of September 30, 2013, we had investments in 127 portfolio companies totaling $5.0 billion and $5.3 billion at fair value and cost basis, respectively. As of September 30, 2013, our ten largest investments had a fair value and cost basis of $3.1 billion and $2.7 billion, respectively, or 49% of total assets at fair value, and are as follows (in millions):

Company	Product Line	Industry	Fair Value	Cost Basis
European Capital Limited	European Capital	Diversified Financial Services	$881	$1,247
American Capital Asset Management, LLC	Asset Management	Capital Markets	861	162
SPL Acquisition Corp.	American Capital One Stop Buyouts®	Pharmaceuticals	209	174
Mirion Technologies, Inc.	American Capital One Stop Buyouts®	Electrical Equipment	199	87
SMG Holdings, Inc.	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	192	205
The Tensar Corporation	Sponsor Finance Investments	Construction & Engineering	181	169
Affordable Care Holding Corp.	American Capital One Stop Buyouts®	Health Care Providers & Services	174	84
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	134	344
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	126	129
Orchard Brands Corporation	Sponsor Finance Investments	Internet and Catalog Retail	121	128
Total			$3,078	$2,729

Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) Direct and Other investments, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of September 30, 2013, at fair value, as a percentage of total investments based on these different business lines, is shown below:

Structured Products, 5%
Direct and Other, 2%
Asset Management, 17%
American Capital One Stop Buyouts®, 43%
European Capital, 18%
Sponsor Finance Investments, 15%

The type and aggregate dollar amount of new investments by use and business line were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Use	2013	2012	2013	2012
Sponsor Finance Investments	$—	$—	$31	$22
American Capital One Stop Buyouts®	—	—	27	—
Structured Products	54	—	67	—
Add-on investment in ACAM	—	—	12	86
Add-on financing for acquisitions	—	6	—	9
Add-on financing for working capital in distressed situations	1	—	9	17
Add-on financing for growth and working capital	3	—	12	16
Add-on financing for recapitalizations, not including distressed investments	—	—	36	42
Add-on financing for purchase of debt of a portfolio company	4	—	16	—
Total by use	$62	$6	$210	$192

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line	2013	2012	2013	2012
American Capital One Stop Buyouts®	$1	$—	$49	$16
Sponsor Finance Investments	4	—	77	65
Direct and Other	3	6	5	25
Asset Management	—	—	12	86
Structured Products	54	—	67	—
Total by business line	$62	$6	$210	$192

The amounts of our new investments include both funded and unfunded commitments as of the investment date.

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2013	2012	2013	2012
Principal prepayments	$96	$24	$359	$535
Sale of equity investments	39	56	117	145
Payment of accrued PIK notes and dividend and accreted original issue discounts	68	42	135	149
Loan syndications and sales	—	—	4	—
Scheduled principal amortization	15	14	34	35
Total by source	$218	$136	$649	$864

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line	2013	2012	2013	2012
American Capital One Stop Buyouts®	$135	$61	$389	$473
Sponsor Finance Investments	32	2	162	175
Direct and Other	1	58	26	181
European Capital	37	—	37	—
Asset Management	1	4	12	11
Structured Products	12	11	23	24
Total by business line	$218	$136	$649	$864

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

Our private finance portfolio investments consist of loans and equity securities issued primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of September 30, 2013, the weighted average effective interest rate on our private finance debt investments was 10.9%, which includes the impact of non-accruing loans. As of September 30, 2013, our fully-diluted weighted average ownership interest in our private finance portfolio companies, which exclude our 100% investments in European Capital and ACAM, was 71%, with a total equity investment at fair value of $1.6 billion.

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

As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company's board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of September 30, 2013, we had board seats at 48 out of 83 of our private finance companies and had board observation rights at certain other private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital Asset Management Investment

Our fund management business is conducted through our wholly-owned portfolio company, ACAM. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of September 30, 2013, our investment in ACAM was $162 million at cost and $861 million at fair value, or 17% of our total investments at fair value. The discussion of the operations of ACAM includes its consolidated subsidiaries. As of September 30, 2013, ACAM's earning assets under management totaled $14 billion. As of September 30, 2013, ACAM had $111 billion of total assets under management (including levered assets), including $97 billion of total assets under management at American Capital Agency Corp. (NASDAQ: AGNC) and $11 billion of total assets under management in American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded mortgage real estate investment trusts (“REITs”).

On September 25, 2013, ACAS CLO 2013-2 closed on the sale of $414 million of collateralized loan obligation bonds. ACAS CLO 2013-2 is externally managed by ACAM for an annual management fee of 50 basis points of total assets and 20% of the net profits of ACAS CLO 2013-2, subject to certain hurdles. American Capital purchased 21% of the non-rated equity tranche of subordinated notes in ACAS CLO 2013-2 for $8 million.

In addition to managing ACAS CLO 2012-1 and ACAS CLO 2013-1, ACAM, through a wholly-owned subsidiary, also holds a direct investment in these funds consisting of 70% of the non-rated equity tranche of subordinated notes with a total fair value of $51 million as of September 30, 2013.

ACAM had over 90 employees as of September 30, 2013, including nine investment teams with over 30 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative service support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge ACAM a fee for the use of these services. During the three and nine months ended September 30, 2013, ACAM paid American Capital $8 million and $18 million, respectively. For these services, ACAM generally earns base management fees based on the shareholders' equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds.

The following table sets forth certain information with respect to ACAM's funds under management as of September 30, 2013:

Fund	Fund type	Established	Assets under management	Investment types	Capital type
European Capital	Private Equity Fund	2005	$1.3 billion	Senior and Mezzanine Debt, Equity, Structured Products	Permanent
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$97.3 billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$10.8 billion	Mortgage Investments	Permanent
ACE I	Private Equity Fund	2006	$0.6 billion	Equity	Finite Life
ACE II	Private Equity Fund	2007	$0.2 billion	Equity	Finite Life
ACAS CLO 2007-1	CLO	2006	$0.4 billion	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$0.4 billion	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$0.4 billion	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$0.4 billion	Senior Debt	Finite Life

European Capital Investment

European Capital is a wholly-owned investment fund incorporated in Guernsey. European Capital invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop

Buyouts®”), Sponsor Finance investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of September 30, 2013, European Capital had investments in 46 portfolio companies totaling $1.2 billion at fair value, with an average investment size of $26 million, or 2.0% of its total assets. As of September 30, 2013, European Capital's five largest investments at fair value were $594 million, or 46% of its total assets.

The composition of European Capital's investment portfolio by business line as of September 30, 2013, at fair value, as a percentage of its total investments, is shown below:

Structured Products, 2%
Direct and Other, 4%
European Capital One Stop Buyouts®, 32%
Sponsor Finance Investments, 62%

As of September 30, 2013, 99.4% of European Capital's assets are invested in portfolio companies headquartered in countries with a AA rating or better based on Standard & Poor's ratings. As of September 30, 2013, European Capital's NAV at fair value was $1,095 million. As of September 30, 2013, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,247 million and $881 million, respectively. We valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value.

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

See Note 4 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of September 30, 2013.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue	$106	$154	$369	$466
Operating expenses	59	64	189	198
NOI before income taxes	47	90	180	268
Tax (provision) benefit	(24)	(19)	(62)	46
NOI	23	71	118	314
Loss on extinguishment of debt, net of tax	—	(3)	—	(3)
Net realized (loss) gain	(39)	4	(74)	(285)
Net realized (loss) earnings	(16)	72	44	26
Net unrealized appreciation	15	124	322	987
Net (loss) earnings	$(1)	$196	$366	$1,013

Operating Revenue

We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned portfolio company, ACAM. Operating revenue consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income on debt investments	$56	$51	$171	$195
Interest income on Structured Products investments	22	19	59	50
Dividend income on private finance portfolio investments	(12)	45	20	121
Dividend income from ACAM	25	26	81	62
Other interest income	—	1	—	1
Interest and dividend income	91	142	331	429
Portfolio company advisory and administrative fees	4	5	12	13
Advisory and administrative services - ACAM	8	4	18	14
Other fees	3	3	8	10
Fee income	15	12	38	37
Total operating revenue	$106	$154	$369	$466

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Debt investments at cost(1)	$1,720	$2,138	$1,834	$2,365
Average non-accrual debt investments at cost(2)	$324	$386	$305	$387
Effective interest rate on debt investments	13.0%	9.6%	12.4%	11.0%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	11.5%	11.4%	11.1%	11.2%
Structured Products investments at cost(1)	$382	$393	$379	$424
Effective interest rate on Structured Products investments	22.9%	20.2%	20.7%	15.8%
Debt and Structured Products investments at cost(1)	$2,102	$2,531	$2,213	$2,789
Effective interest rate on debt and Structured Products investments	14.8%	11.3%	13.8%	11.7%
Average daily one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments - private finance portfolio at cost(1)(3)	$1,996	$2,058	$2,002	$2,118
Effective dividend yield on equity investments - private finance portfolio(3)	(2.3%)	8.7%	1.4%	7.4%
Effective dividend yield on equity investments - private finance portfolio, excluding non-accrual prior period adjustments(3)	4.6%	7.0%	4.0%	5.1%
Debt, Structured Products and equity investments at cost(1)(3)	$4,098	$4,589	$4,215	$4,907
Effective yield on debt, Structured Products and equity investments(3)	6.5%	10.1%	7.9%	9.9%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	9.2%	10.2%	8.6%	8.9%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and European Capital.

Debt Investments

Interest income on debt investments increased by $5 million, or 10%, for the three months ended September 30, 2013 over the comparable period in 2012, primarily due to the recording of interest income on prior period uncollected payment-in-kind (“PIK”) interest income which was reserved in prior periods during the three months ended September 30, 2013, partially offset by a decrease in our monthly weighted average debt investments outstanding. Interest income on debt investments decreased by $24 million, or 12%, for the nine months ended September 30, 2013 over the comparable period in 2012, primarily due to a decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $418 million and $531 million, respectively, for the three and nine months ended September 30, 2013 over the comparable periods in 2012 primarily as a result of the repayment or sale of debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three and nine months ended September 30, 2013, we recorded additional interest income on uncollected PIK interest income reserved in prior periods of $7 million and $18 million, respectively, as a result of debt investments being removed from non-accrual during the three and nine months ended September 30, 2013, which had an approximate 150 basis point and 130 basis point positive impact, respectively, on the effective interest rate on debt investments. For the three and nine months ended September 30, 2012, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $10 million and $3 million, respectively, as a result of debt investments being placed on non-accrual during the three and nine months ended September 30, 2012, which had an approximate 180 basis point and 20 basis point negative impact, respectively, on the effective interest rate on debt investments.

Structured Products Investments

Interest income on Structured Products investments increased by $3 million, or 16%, and by $9 million, or 18%, for the three and nine months ended September 30, 2013, respectively, over the comparable periods in 2012, primarily due to actual higher and projected payments on our CLO investments. Our weighted average Structured Products investments outstanding decreased by $11 million, or 3%, and by $45 million, or 11%, for the three and nine months ended September 30, 2013, respectively, over the comparable periods in 2012, primarily as a result of the write-off of non-performing CMBS investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments decreased by $57 million, or 127%, and by $101 million, or 83% for the three and nine months ended September 30, 2013, respectively, over the comparable periods in 2012, primarily due to the recording of reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments for the three and nine months ended September 30, 2013 and the recording of dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments during the three and nine months ended September 30, 2012. As a result, the monthly weighted average effective dividend yield on equity investments was (2.3%) and 1.4% for the three and nine months ended September 30, 2013, respectively, a 1,100 basis point and 600 basis point decrease over the comparable periods in 2012.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and nine months ended September 30, 2013, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $35 million and $40 million, respectively, which had an approximate 690 basis point and 260 basis point negative impact, respectively, on the effective dividend yield on equity investments. For the three and nine months ended September 30, 2012, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $9 million and $37 million, respectively, which had an approximate 170 basis point and 230 basis point positive impact, respectively, on the effective dividend yield on equity investments.

Equity Investments - ACAM

Dividend income from ACAM was $25 million and $81 million for the three and nine months ended September 30, 2013, respectively, and $26 million and $62 million for the three and nine months ended September 30, 2012, respectively. The increase in dividends received during the nine months ended September 30, 2013 was primarily due to an increase in the net income of ACAM, which was primarily generated by an increase in fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital during 2012 as a result of equity offerings. In addition, for the three and nine months ended September 30, 2013, we received an additional $1 million and $6 million, respectively, of dividends from ACAM which were recorded as a reduction to the cost basis of our investment in ACAM. For the three and nine months ended September 30, 2012, we received an additional $2 million and $7 million, respectively, of dividends from ACAM which were recorded as a reduction to cost basis.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company's management and board of directors, including participating on the company's board of directors. Our portfolio company advisory and administrative fees for the three and nine months ended September 30, 2013 were $4 million and $12 million, respectively, compared to $5 million and $13 million for the three and nine months ended September 30, 2012, respectively.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements increased $4 million, or 100%, and $4 million, or 29%, for the three and nine months ended September 30, 2013, respectively, over the comparable periods in 2012 due to an increase in funds under management of ACAM, primarily ACAS CLO 2012-1 and ACAS CLO 2013-1.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $3 million and $8 million for the three and nine months ended September 30, 2013, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2012, respectively.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 increased $5 million, or 8%, and decreased $9 million, or 5%, respectively, over the comparable periods in 2012. Operating expenses consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest	$10	$15	$32	$47
Salaries, benefits and stock-based compensation	34	34	115	108
General and administrative	15	15	42	43
Total operating expenses	$59	$64	$189	$198

Interest

Interest expense for the three and nine months ended September 30, 2013 decreased $5 million, or 33%, and $15 million, or 32%, respectively, over the comparable periods in 2012. The decrease in interest expense was primarily attributable to a decrease in the weighted average interest rate on outstanding public and private borrowings for the three and nine months ended September 30, 2013 over the comparable periods in 2012 as a result of our debt refinancing in August 2012 and the continued paydown of our asset securitizations.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset Securitizations:
Cash interest expense	$—	$1	$1	$4
Amortization of deferred financing costs	—	1	1	3
Total interest expense	$—	$2	$2	$7

Weighted average interest rate, including amortization of deferred financing costs	8.8%	2.8%	3.6%	2.0%
Weighted average interest rate, excluding amortization of deferred financing costs	1.0%	1.3%	1.4%	1.3%
Weighted average balance outstanding	$10	$270	$62	$431

Public and Private Borrowings:
Cash interest expense	$8	$11	$25	$34
Amortization of deferred financing costs	2	2	5	6
Total interest expense	$10	$13	$30	$40

Weighted average interest rate, including amortization of deferred financing costs	6.8%	8.7%	6.9%	9.2%
Weighted average interest rate, excluding amortization of deferred financing costs	5.7%	7.3%	5.8%	7.8%
Weighted average balance outstanding	$574	$588	$590	$586

Total Borrowings:
Cash interest expense	$8	$12	$26	$38
Amortization of deferred financing costs	2	3	6	9
Total interest expense	$10	$15	$32	$47

Weighted average interest rate, including amortization of deferred financing costs	6.8%	6.8%	6.6%	6.2%
Weighted average interest rate, excluding amortization of deferred financing costs	5.7%	5.4%	5.4%	5.0%
Weighted average balance outstanding	$584	$858	$652	$1,017

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Base salaries	$15	$13	$46	$41
Incentive compensation	7	9	36	26
Benefits	3	2	9	8
Stock-based compensation	9	10	24	33
Total salaries, benefits and stock-based compensation	$34	$34	$115	$108

Salaries, benefits and stock-based compensation for the nine months ended September 30, 2013 increased $7 million, or 6%, from the comparable periods in 2012 primarily due to an increase in incentive compensation partially offset by a reduction in stock-based compensation. As of September 30, 2013, we had 288 total employees compared to 253 total employees as of September 30, 2012.

Tax (Provision) Benefit

Our tax (provision) benefit consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax (provision) benefit - net operating income	$(24)	$(19)	$(62)	$46
Tax benefit - loss on extinguishment of debt	—	2	—	2
Tax benefit - net realized (loss) gain	32	4	57	78
Tax provision - net unrealized appreciation	(33)	(20)	(35)	(46)
Total tax (provision) benefit	$(25)	$(33)	$(40)	$80

See Note 10 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of income taxes.

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mirion Technologies, Inc.	$—	$—	$27	$—
Other, net	9	10	24	33
Total gross realized portfolio gain	9	10	51	33

Paradigm Precision Holdings, LLC	—	—	(30)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	(25)	—	(27)	—
LB-UBS Commercial Mortgage Trust 2007-C6	(15)	—	(15)	—
FPI Holding Corporation	—	(4)	(13)	(81)
Small Smiles Holding Company, LLC	—	—	—	(66)
Halex Holdings Inc.	—	—	—	(27)
FreeConference.com, Inc.	—	—	—	(24)
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	—	—	(23)
Contec, LLC	—	—	—	(17)
Other, net	(43)	(1)	(82)	(75)
Total gross realized portfolio loss	(83)	(5)	(167)	(313)
Total net realized portfolio loss (gain)	(74)	5	(116)	(280)
Interest rate derivative periodic interest payments, net	(1)	(5)	(6)	(22)
Interest rate derivative termination payments	—	—	(13)	(62)
Total return swap cash settlements	3	—	4	—
Foreign currency transactions	1	—	—	1
Tax benefit	32	4	57	78
Total net realized (loss) gain	$(39)	$4	$(74)	$(285)

The following are summary descriptions of portfolio company realized gains or losses equal to or greater than $30 million.

In the first quarter of 2013, our portfolio company Paradigm Precision Holdings, LLC was sold. As part of the sale, we received $112 million in debt and equity cash proceeds, realizing a loss of $30 million partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $15 million of additional cash proceeds from this sale that remain held in escrow as of September 30, 2013.

During the nine months ended September 30, 2012, due to declining performance, we wrote off all of our equity investments and mezzanine debt investments in FPI Holding Corporation (“FPI”) and realized a total loss of $81 million, which was offset by a reversal of unrealized depreciation of $81 million. In the second quarter of 2013, we wrote off all of our senior term debt investment in FPI and realized a loss of $13 million, which was offset by a reversal of unrealized depreciation of $13 million.

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

During the nine months ended September 30, 2013, we made $13 million in early termination payments to terminate certain derivative agreements, which were offset by a reversal of unrealized depreciation of $13 million. During the nine months ended September 30, 2012, we made $62 million in early termination payments to terminate certain interest rate derivative agreements, which were partially offset by a reversal of unrealized depreciation of $55 million.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross unrealized appreciation of private finance portfolio investments	$113	$152	$258	$350
Gross unrealized depreciation of private finance portfolio investments	(125)	(111)	(223)	(158)
Net unrealized (depreciation) appreciation of private finance portfolio investments	(12)	41	35	192
Net unrealized appreciation of European Capital investment	68	65	179	115
Net unrealized depreciation of European Capital foreign currency translation	(18)	(15)	(7)	(3)
Net unrealized (depreciation) appreciation of ACAM	(119)	1	20	329
Net unrealized appreciation of MTGE	—	—	—	12
Net unrealized (depreciation) appreciation of Structured Products investments	(7)	20	(27)	42
Reversal of prior period net unrealized depreciation (appreciation) upon realization	83	(3)	110	296
Net unrealized (depreciation) appreciation of portfolio investments	(5)	109	310	983
Foreign currency translation - European Capital	49	27	29	(9)
Foreign currency translation - other	2	2	2	—
Derivative agreements	1	6	3	4
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	1	—	13	55
Tax provision	(33)	(20)	(35)	(46)
Net unrealized appreciation	$15	$124	$322	$987

See our “Investment Valuation Policy” in Note 4 in this Quarterly Report on Form 10-Q for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $3,532 million and fair value of $3,031 million as of September 30, 2013. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three months ended September 30, 2013, the $12 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by specific company performance. For the nine months ended September 30, 2013, the $35 million of net unrealized appreciation on our private finance portfolio investments was driven primarily by multiple expansion of comparable companies and narrowing investment spreads. For the three and nine months ended September 30, 2012, the $41 million and $192 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. For the three and nine months ended September 30, 2013, our private finance portfolio of American Capital One Stop Buyouts® experienced $11 million and $34 million, respectively, of net unrealized appreciation while our private finance portfolio of Sponsor Finance Investments, direct and other investments experienced $23 million of net unrealized depreciation and $1 million of net unrealized appreciation, respectively. For the three and nine months ended September 30, 2012, our private finance portfolio of American Capital One Stop Buyouts® experienced $20 million and $115 million, respectively, of net unrealized appreciation while our private finance portfolio of Sponsor Finance Investments, direct and other investments experienced $21 million and $77 million, respectively, of net unrealized appreciation.

European Capital

As of September 30, 2013, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,247 million and $881 million, respectively. For the three months ended September 30, 2013, we recognized net unrealized appreciation of $50 million on our investment in European Capital, which was comprised of $68 million of unrealized appreciation on our investment and $18 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the nine months ended September 30, 2013, we recognized unrealized appreciation of $172 million on our investment in European Capital, which was comprised of $179 million of unrealized appreciation on our investment and $7 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the three months ended September 30, 2012, we recognized net unrealized appreciation of $50 million on our investment in European Capital, which was comprised of $65 million of unrealized appreciation on our investment and $15 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the nine months ended September 30, 2012, we recognized unrealized appreciation of $112 million on our investment in European Capital, which was comprised of $115 million of unrealized appreciation on our investment and $3 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.

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

For the three and nine months ended September 30, 2013, we recorded unrealized appreciation of $49 million and $29 million, respectively, for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $51 million and $31 million for foreign currency translation for the three and nine months ended September 30, 2013, respectively). For the three and nine months ended September 30, 2012, we recorded unrealized appreciation of $27 million and unrealized depreciation of $9 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $29 million and unrealized depreciation of $9 million for foreign currency translation for the three and nine months ended September 30, 2012, respectively).

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in European Capital One Stop Buyouts®, Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to comparable public traded funds which were trading at a discount to NAV on the measurement date and the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. During the three and nine months ended September 30, 2013, the unrealized appreciation on our investment of $68 million and $179 million, respectively, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV. During the three and nine months ended September 30, 2012, the unrealized appreciation on our investment of $65 million and $115 million, respectively, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to NAV.

The following is a summary composition of European Capital's NAV at fair value and our equity investment's implied discount to European Capital's NAV at fair value (€ and $ in millions) as of September 30, 2013, June 30, 2013 and December 31, 2012:

	September 30, 2013	June 30, 2013	December 31, 2012
Debt investments at fair value	€559	€671	€786
Equity investments at fair value	335	354	341
Other assets and liabilities, net	25	14	20
Third-party secured debt at cost	—	(70)	(250)
Third-party unsecured debt at cost	(108)	(110)	(109)
American Capital unsecured debt at cost	—	(73)	(83)
NAV (Euros)	€811	€786	€705
Exchange rate	1.35	1.30	1.32
NAV (US dollars)	$1,095	$1,022	$931
Fair value of American Capital equity investment	$881	$802	$700
Implied discount to NAV	19.5%	21.5%	24.8%

American Capital Asset Management, LLC

ACAM manages the following funds through various subsidiaries: European Capital, AGNC, MTGE, ACE I, ACE II, ACAS CLO 2007-1, ACAS CLO 2012-1, ACAS CLO 2013-1 and ACAS CLO 2013-2. ACAM had a cost basis of $162 million and fair value of $861 million as of September 30, 2013. During the three and nine months ended September 30, 2013, we recognized unrealized depreciation of $119 million and unrealized appreciation of $20 million, respectively, on our investment in ACAM. The unrealized depreciation on our investment in ACAM for the three months ended September 30, 2013 was primarily due to a reduction in projected management fees for managing AGNC and MTGE. Due in part to the rapid and substantial increase in mortgage spreads relative to similar treasury securities during the third quarter of 2013, the NAV and stock price of the two mortgage REITs declined during the quarter. Consequently, we decreased our growth and probability assumptions for both REITs which led to a decline in our projected management fees. The unrealized appreciation on our investment in ACAM for the nine months ended September 30, 2013 was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in their equity capital of each company during the first quarter of 2013, partially offset by a reduction of projected management fees in the third quarter of 2013 as discussed above. During the nine months ended September 30, 2013, AGNC and MTGE raised $1.8 billion and $584 million of common equity capital, respectively. During the three and nine months ended September 30, 2012, we recognized $1 million and $329 million of unrealized appreciation, respectively, on our investment in ACAM. The unrealized appreciation on our investment in ACAM for the three and nine months ended September 30, 2012, was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in the equity of each company. During the nine months ended September 30, 2012, AGNC and MTGE raised $3.8 billion and $580 million of common equity capital, respectively.

Structured Products Investments

American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO, CDO and CMBS securities) with a cost basis of $331 million and fair value of $262 million as of September 30, 2013. During the three and nine months ended September 30, 2013, we recorded $7 million and $27 million, respectively, of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans due to decreasing spreads on underlying collateral. During the three and nine months ended September 30, 2012, we recorded $20 million and $42 million, respectively, of net unrealized appreciation on our Structured Products investments primarily due to unrealized appreciation on our investments in CLO and CDO portfolios of commercial loans due to a narrowing of investment spreads, higher broker quotes and improved projected cash flows.

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

During the nine months ended September 30, 2013, we recorded $16 million of net unrealized appreciation from derivative agreements from derivative agreements, primarily due to reversals of unrealized depreciation upon realization of losses for terminated interest rate derivative agreements. During the three and nine months ended September 30, 2012, we recorded $6 million and $4 million of net unrealized appreciation, respectively, from derivative agreements, primarily due to reversals of unrealized depreciation upon realization of losses for terminated interest rate derivative agreements. The fair value of the liability for our derivative agreements as of September 30, 2013 was $11 million, which included a $1 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our investment portfolio, cash and cash equivalents and our four-year $250 million secured revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2013, we had no loans outstanding under our $250 million Revolving Credit Facility. In addition, in September 2013, we entered into an indenture to issue an aggregate of $350 million of long-term unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.50% and mature in September 2018.

As of September 30, 2013, we had $633 million of cash and cash equivalents and $61 million of restricted cash and cash equivalents. As of September 30, 2013, our restricted cash and cash equivalents included $50 million of the funded cash collateral on deposit with a custodian under our total return swap. During the three and nine months ended September 30, 2013 and 2012, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

As of September 30, 2013, our required principal amortization for the next twelve months consists of $4.5 million scheduled amortization on our Secured Term Loan Facility. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity

Operating, Investing and Financing Cash Flows

For the nine months ended September 30, 2013 and 2012, net cash provided by operations was $136 million and $117 million, respectively. Our cash flow from operations for the nine months ended September 30, 2013 and 2012 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the nine months ended September 30, 2013 and 2012, net cash provided by investing activities was $432 million and $616 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $649 million and $864 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had portfolio investments totaling $5,035 million at fair value, including $1,493 million in debt investments, $3,280 million in equity investments and $262 million in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the nine months ended September 30, 2013 and 2012, net cash used in financing activities was $266 million and $633 million, respectively. The primary use of cash from financing activities during the nine months ended September 30, 2013 and 2012 was debt payments of $178 million and $459 million on our asset securitizations, respectively, and $429 million and $259 million for repurchase of our common stock, respectively. For the nine months ended September 30, 2013, we issued an aggregate of $350 million of long-term unsecured five-year notes to institutional investors in a private placement offering for net proceeds of $342 million.

Debt Capital

Our debt obligations consisted of the following as of September 30, 2013 and December 31, 2012: (in millions):

	September 30, 2013	December 31, 2012
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2017, net of discount	449	597
Unsecured private notes due September 2018, net of discount	342	—
ACAS Business Loan Trust 2006-1 asset securitization	—	85
ACAS Business Loan Trust 2007-1 asset securitization	—	71
ACAS Business Loan Trust 2007-2 asset securitization	—	22
Total	$791	$775

The daily weighted average debt balance for the three and nine months ended September 30, 2013 was $584 million and $652 million, respectively, compared to $858 million and $1,017 million, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2013 was 6.8% and 6.6%, respectively, compared to 6.8% and 6.2%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and nine months ended September 30, 2013 was 5.7% and 5.4%, respectively, compared to 5.4% and 5.0%, respectively, for the comparable periods in 2012. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of September 30, 2013 was 5.1%.

As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”)
in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2013, our asset coverage was 785%.

Private Debt Offering

On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters' discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes were rated B3, B+ and BB- by Moody's Investor Services, Standard & Poor's Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of September 30, 2013, we were in compliance with all of the covenants under the Private Notes.

Secured Term Loan Facility

On August 23, 2013, we entered into an amendment (the “Amendment”) to the existing term loan facility under our Senior Secured Term Loan Credit Agreement, dated as of August 22, 2012, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Secured Term Loan Facility”).

The Amendment reduced the interest rate on the Secured Term Loan Facility, which had an outstanding balance of $450 million as of the closing date, from LIBOR plus 4.25%, with a LIBOR floor of 1.25%, to LIBOR plus 3.00%, with a LIBOR floor of 1.00%. The Amendment also reduced the Secured Term Loan Facility's scheduled amortization for 2014 and 2015 from $150 million per year to $4.5 million per year and eliminated the mandatory prepayment when the borrowing base coverage exceeds 150%. In addition, pursuant to the Amendment, there was an increase in certain advance rates for collateral when calculating the borrowing base. We may prepay the loans under the Secured Term Loan Facility in full or in part without penalty at our option except in the event that the facility is refinanced at a lower rate, in full or in part, prior to February 22, 2014, in which case the prepayment shall be made for an amount equal to 101% of the principal prepaid plus accrued interest.

In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments (“ASC 470-50”), $426 million of debt exchanged with the same lenders met the criterion for and was accounted as a modification of debt and $24 million of debt with lenders that were fully paid off was treated as an extinguishment of debt. Less than $1 million of deferred financing costs were written off during the quarter as a result of the $24 million debt extinguishment. Existing unamortized deferred financing costs and discount attributable to the modification of the Secured Term Loan Facility of $9 million will be amortized into interest expense over the life of the Secured Term Loan Facility using the effective interest method, while fees paid to other third party advisors of $1 million were expensed and included in general and administrative expenses in the consolidated statements of operations.

The following table sets forth the scheduled amortization on the amended Secured Term Loan Facility:

August 22, 2014	$4.5 million
August 22, 2015	$4.5 million
Maturity Date (August 22, 2016)	Outstanding Balance

The Secured Term Loan Facility bears interest at a rate of LIBOR plus 3.00%, with a LIBOR floor of 1.00% per annum. As of September 30, 2013, the interest rate on our Secured Term Loan Facility was 4.00%. As of September 30, 2013, we were in compliance with all of the covenants under the Secured Term Loan Facility. The borrowing base coverage for the Secured Term Loan Facility was 404% as of September 30, 2013.

Revolving Credit Facility

On August 22, 2012, we obtained a four-year $250 million secured revolving credit facility (“Revolving Credit Facility”), which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the Revolving Credit Facility and Secured Term Loan Facility. The Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.

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

We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender's commitment terminates and the commitment termination date, payable quarterly. As of September 30, 2013 the total commitments under our Revolving Credit Facility were $250 million.

As of September 30, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility.

Asset Securitizations

On February 19, 2013, May 16, 2013 and August 27, 2013, the remaining notes issued by ACAS Business Loan Trust 2007-2, ACAS Business Loan Trust 2007-1 and ACAS Business Loan Trust 2006-1, respectively, were paid off in full.

Interest Rate Derivative Agreements

We enter into interest rate derivative agreements to manage interest rate risk. We do not hold or issue interest rate derivative agreements for speculative purposes.

We have entered into interest rate derivative agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are included in the financial statement line item other liabilities on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

As of September 30, 2013, we had interest rate derivative agreements that had a net fair value liability of $11 million. Certain of our interest rate derivative agreements allow the counterparty to terminate the transactions in the event of default under certain conditions. As of September 30, 2013, none of the counterparties had the right to terminate the agreements.

Total Return Swaps

American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (“Citibank”) on December 19, 2012 (the “2012 TRS”) and March 12, 2013 (the “2013 TRS”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). On September 25, 2013, the 2013 TRS was terminated and $41 million of cash collateral for loans in the Reference Pool for the 2013 TRS was returned to ACTRS. The maximum amount of the loans that can be included in the Reference Pool for the 2012 TRS is $200 million (determined at the time each such loan is added to the Reference Pool). Under the terms of the swap, ACTRS receives from Citibank an amount that is determined by reference to the margin on the interest and fees paid in respect of the loans included in the Reference Pool and ACTRS pays to Citibank a pre-agreed upon spread on the average outstanding amount of the loans and letters of credit included in the Reference Pool. The total return swaps are accounted for as derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). During the three and nine months ended September 30, 2013, we received $3 million and $4 million, respectively, in cash settlements on the 2012 TRS and 2013 TRS, which was recorded as a net realized gain in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations.

ACTRS is initially required to cash collateralize a certain portion of the face amount of loans included in each Reference Pool, subject to a minimum of $10 million for each Reference Pool at all times. The maximum cash collateral requirement for the 2012 TRS Reference Pool is $50 million. As of September 30, 2013, ACTRS had provided $50 million of cash collateral for the loans in the Reference Pool for the 2012 TRS, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. If ACTRS does not deposit additional cash collateral when required to do so, then Citibank will have the right to terminate the TRS and seize all or a portion of the cash collateral posted by ACTRS to cover any losses it incurs in such early termination. American Capital's exposure under the TRS is limited to the value of assets held at ACTRS, which primarily consists of cash collateral on deposit with Citibank.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of September 30, 2013, our NAV was $19.54 per share and our closing market price was $13.75 per share.

During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. In 2013, our Board of Directors extended the stock repurchase and dividend program through December 31, 2014. Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The stock repurchase and dividend program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and nine months ended September 30, 2013, we repurchased a total of 13.4 million and 31.5 million shares, respectively, of our common stock in the open market for $176 million and $429 million, respectively, at an average price of $13.11 per share and $13.62 per share, respectively. During the three and nine months ended September 30, 2012, we repurchased a total of 11.4 million and 26.0 million shares, respectively, of our common stock in the open market for $125 million and $259 million, respectively, at an average price of $10.99 per share and $9.95 per share, respectively.

Commitments

As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $195 million to 13 portfolio companies, with $150 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2013, loans on non-accrual status for 20 portfolio companies had a cost basis and fair value of $299 million and $169 million, respectively.

As of September 30, 2013 and December 31, 2012, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Current	$1,293	$1,709
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	54
Total past due accruing loans at cost	—	54
Non-accruing loans at cost	299	260
Total loans at cost	$1,592	$2,023
Non-accruing loans at fair value	$169	$177
Total loans at fair value	$1,493	$1,957
Non-accruing loans at cost as a percent of total loans at cost	18.8%	12.9%
Non-accruing loans at fair value as a percent of total loans at fair value	11.3%	9.0%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	56.5%	68.1%

We believe that debt service collection is probable for our past due accruing loans. Non-accruing loans at cost increased $39 million from December 31, 2012 to September 30, 2013 primarily due to approximately $123 million of loans placed on non-accrual status due to weaker portfolio company performance, $30 million of PIK reserve reversals due to improved portfolio company performance on loans which were already on non-accrual status, $7 million increase on existing loans which were already on non-accrual status, partially offset by approximately $43 million of loan restructurings, exits and write-offs and $78 million of loans removed from non-accrual status due to improved portfolio company performance.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The 1997-2002 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2002. The following table contains a summary of portfolio statistics as of and for the period ended September 30, 2013:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	1997- 2002	2003	2004	2005	2006	2007	2008	2011	2012	2013	1997-2013 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	9.1%	20.2%	13.2%	13.3%	10.7%	(2.6%)	9.3%	21.2%	16.0%	NM	9.1%
IRR of Exited Investments(3)	10.5%	19.4%	15.8%	21.6%	8.3%	(3.1%)	3.4%	29.4%	16.8%	NM	10.1%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	10.5%	26.9%	24.8%	15.0%	14.8%	(8.0%)	20.4%	26.9%	11.7%	NM	12.4%
IRR of Exited Equity Investments Only(3)(4)(5)	17.5%	36.7%	45.8%	47.7%	11.7%	7.9%	35.8%	35.1%	N/A	N/A	26.0%
IRR at Fair Value of All One Stop Buyout® Investments(2)	6.8%	18.6%	15.1%	28.0%	13.2%	2.1%	15.8%	—%	15.3%	NM	13.6%
IRR at Fair Value of All One Stop Buyout® Equity Investments(2)(4)(5)	6.5%	24.1%	24.2%	39.5%	16.6%	(7.9%)	16.1%	—%	11.7%	NM	17.8%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	0.1%	17.3%	2.6%	24.6%	12.5%	(1.4%)	15.9%	—%	15.3%	NM	11.3%
IRR of Exited One Stop Buyout® Investments(3)	7.8%	16.2%	21.4%	29.6%	11.3%	13.9%	13.7%	N/A	20.1%	NM	14.8%
Committed Investments(7)	$2,408	$1,437	$2,274	$4,961	$5,329	$7,522	$1,050	$143	$419	$120	$25,663
Total Exits and Prepayments of Committed Investments(7)	$2,204	$1,313	$2,084	$2,656	$4,458	$5,522	$560	$65	$68	$12	$18,942
Total Interest, Dividends and Fees Collected	$892	$466	$707	$1,389	$1,474	$1,448	$384	$23	$27	$5	$6,815
Total Net Realized (Loss) Gain on Investments	$(280)	$163	$16	$363	$(311)	$(1,225)	$(130)	$11	$1	$—	$(1,392)
Current Cost of Investments	$184	$110	$211	$1,926	$629	$1,501	$315	$54	$240	$102	$5,272
Current Fair Value of Investments	$81	$270	$114	$2,275	$722	$845	$315	$54	$240	$119	$5,035
Current Fair Value of Investments as a % of Total Investments at Fair Value	1.6%	5.4%	2.3%	45.2%	14.3%	16.8%	6.2%	1.1%	4.8%	2.3%	100.0%
Net Unrealized (Depreciation) Appreciation	$(103)	$160	$(97)	$349	$93	$(656)	$—	$—	$—	$17	$(237)
Non-Accruing Loans at Cost	$47	$—	$36	$38	$70	$104	$4	$—	$—	$—	$299
Non-Accruing Loans at Fair Value	$16	$—	$35	$17	$21	$77	$3	$—	$—	$—	$169
Equity Interest at Fair Value(4)	$—	$270	$46	$1,955	$424	$343	$115	$12	$85	$30	$3,280
Debt to Adjusted EBITDA(8)(9)(12)(13)(16)	12.3	N/A	6.7	1.9	4.4	5.1	6.1	5.1	4.6	6.4	4.0
Interest Coverage(10)(12)(13)(16)	1.5	N/A	1.5	1.3	2.4	2.0	2.2	1.9	3.8	2.4	1.9
Debt Service Coverage(11)(12)(13)(16)	1.5	N/A	1.4	0.5	2.0	1.8	2.0	1.5	3.1	2.2	1.4
Average Age of Companies(13)(16)	31 yrs	42 yrs	35 yrs	17 yrs	38 yrs	32 yrs	18 yrs	29 yrs	19 yrs	17 yrs	26 yrs
Diluted Ownership Percentage(4)(17)	85%	56%	92%	92%	49%	58%	63%	45%	91%	86%	79%
Average Revenue(13)(14)(16)	$46	$216	$35	$184	$156	$259	$89	$151	$206	$341	$185
Average Adjusted EBITDA(8)(13)(16)	$8	$51	$9	$74	$40	$34	$23	$33	$51	$31	$49
Total Revenue(13)(14)	$170	$1,314	$247	$1,248	$2,964	$3,017	$851	$193	$2,227	$1,292	$13,523
Total Adjusted EBITDA(8)(13)	$17	$206	$41	$294	$378	$347	$178	$42	$444	$175	$2,122
% of Senior Loans(12)(13)(15)	68%	—%	15%	49%	50%	66%	27%	—%	58%	100%	51%
% of Loans with Lien(12)(13)(15)	100%	—%	100%	90%	100%	91%	58%	—%	100%	100%	91%

Majority Owned Portfolio Companies (“MOPC”)(6)	1997-2013 Static Pools Aggregate
Total Number of MOPC	41
Total Revenue(14)	$3,513
Total Gross Profit(14)	$1,799
Total Adjusted EBITDA(8)	$722

Total Capital Expenditures(14)	$115
Total Current ACAS Investment in MOPC at Fair Value	$3,063
Total Current ACAS Investment in MOPC at Cost Basis	$2,809
Total Current ACAS Debt Investment in MOPC at Fair Value	$883
Total Current ACAS Debt Investment in MOPC at Cost Basis	$954
Diluted Ownership Percentage of ACAS in MOPC(17)	75%

Total Cash(18)	$189
Total Assets(18)	$4,481
Total Debt(18)	$3,662
Total Third-party Debt at Cost(18)	$2,280
Total Shareholders' Equity(18)(19)	$3,055
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

As of September 30, 2013, approximately 38% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 28% were at variable rates with interest rate floors, primarily one-month LIBOR, 8% were at variable rates with no interest rate floors and 26% were on non-accrual status (3% of loans on non-accrual status were at variable rates). Additionally, approximately 57% of our borrowings bear interest at variable rates with a 1.00% interest rate floor and 43% of our borrowings bear interest at fixed rates. The one-month LIBOR rate was 0.2% as of September 30, 2013.

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

Based on our September 30, 2013 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings
Up 400 basis points	$18	$14	$4	$—	$4
Up 300 basis points	$12	$10	$2	$—	$2
Up 200 basis points	$6	$5	$1	$—	$1
Up 100 basis points	$2	$1	$1	$—	$1
Down 100 basis points	$(1)	$—	$(1)	$—	$(1)

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and nine months ended September 30, 2013, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized appreciation of $51 million and $31 million, respectively. This was primarily as a result of changes in the Euro and U.S dollar exchange rates.

As of September 30, 2013, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of September 30, 2013. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $47 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2013, the fair value of all our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could have significantly affected the internal controls over financial reporting during the third quarter of 2013.

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

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. On October 24, 2013, our Board of Directors extended the stock repurchase and dividend program through December 31, 2014. The following table provides information for the quarter ended September 30, 2013, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
August 1, 2013 through August 26, 2013	11.4	$13.11	11.4	N/A
September 4, 2013 through September 12, 2013	2.0	$13.08	2.0	N/A
Third Quarter 2013	13.4	$13.11	13.4	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

*10.1.
Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of August 23, 2013, among American Capital, Ltd., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 2.k.2 to Form N-2/A (File No. 333-183926), filed September 27, 2013.

*10.2.
Indenture, dated as of September 20, 2013, between American Capital, Ltd. and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 814-00149), filed September 24, 2013.

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

Date: November 8, 2013