Form 10-K
period 2013-12-31
AMERICAN CAPITAL, LTD
filed 2014-03-03
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒
As of June 30, 2013, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $3.6 billion based upon a closing price of the Registrant’s common stock of $12.67 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 3, 2014, there were 275,656,005 shares of the Registrant’s common stock legally outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.
________________________________________________________________________________________________________________________

PART I.

Item 1.	Business

General

American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded global asset manager and private equity firm. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate, energy and structured products. It is our practice to sell into funds that we manage some of the assets that we originate as an investor. We primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds (“Sponsor Finance Investments”) and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. We manage $19 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $93 billion of total assets under management (including levered assets). Our asset management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”). ACAM manages the following funds: American Capital Senior Floating, Ltd. (“ACSF”), European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”), ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”), ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”) and ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”).

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

American Capital Investment Portfolio

As an investor, we primarily invest in senior and mezzanine debt and equity of middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. We and ACAM also invest in assets that could be sold or contributed to public or private funds that ACAM could manage, as a means of “incubating” such funds. We also have investments in structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities, collateralized debt obligation (“CDO”) and commercial mortgage backed securities (“CMBS”) and in funds managed by us.

Over the last three years, we have committed $2,143 million of capital to new investments, composed of $1,328 million of debt securities, $673 million of equity securities and $142 million of Structured Products investments. Of the $2,143 million of new investment commitments over the last three years, $274 million was committed to new Sponsor Finance, Direct and Other Investments, $329 million was committed to new American Capital One Stop Buyouts®, $79 million was committed to new Structured Products, $871 million was committed to add-on investments in our existing portfolio companies, $147 million was committed to European Capital and $443 million was committed to ACAM, primarily for fund development. Over the last three years, we received $3.8 billion of cash realizations, composed of $2.6 billion of debt realizations and $1.2 billion of equity realizations. In addition, over the last three years, our investment portfolio has generated operating revenue, net operating income before income taxes and net earnings of $1.7 billion, $918 million and $2.3 billion, respectively. Over the last three years, our weighted average net earnings return on shareholders’ equity was 15.6%.

Since our IPO, we have committed capital of $6.4 billion in equity securities, $18.4 billion in debt securities and $1.8 billion in Structured Products. Since our IPO, we have had over 370 exits and repayments of $19.7 billion, representing 74% of our total capital committed since our IPO, earning a 10% compounded annual return on these investments. Since our IPO, our weighted average net earnings return on shareholders’ equity was 4.3%.

Portfolio Composition

As of December 31, 2013, we had investments in 132 portfolio companies totaling $5.1 billion and $5.5 billion at fair value and cost basis, respectively. As of December 31, 2013, our ten largest investments had a fair value and cost basis of $3.3 billion and $3.1 billion, respectively, or 55% of total assets at fair value, and are as follows (in millions):

Company	Business Line	Industry	Fair Value	Cost Basis
American Capital Asset Management, LLC	Asset Management	Capital Markets	$870	$356
European Capital Limited	European Capital	Diversified Financial Services	841	1,093
CML Pharmaceuticals, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	393	430
SPL Acquisition Corp.	American Capital One Stop Buyouts®	Pharmaceuticals	223	176
SMG Holdings, Inc.	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	195	208
The Tensar Corporation	Sponsor Finance Investments	Construction & Engineering	185	172
Mirion Technologies, Inc.	American Capital One Stop Buyouts®	Electrical Equipment	172	89
Affordable Care Holding Corp.	American Capital One Stop Buyouts®	Health Care Providers & Services	171	86
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	125	128
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	118	341
Total			$3,293	$3,079

Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) Direct and Other Investments, (iv) European Capital, (v) Asset Management and (vi) Structured Products.

The composition of our investment portfolio as of December 31, 2013, at fair value, as a percentage of total investments based on these different business lines, is shown below:

Structured Products, 6%
Direct and Other, 2%
Asset Management, 17%
American Capital One Stop Buyouts®, 45%
European Capital, 17%
Sponsor Finance Investments, 13%

The composition of our investment portfolio as of December 31, 2013, at fair value, as a percentage of total investments by security type, is shown below:

Structured Products, 6%
Senior Debt, 21%
Mezzanine Debt, 10%
Preferred Equity, 22%
Common Equity, 41%

Other than our investment in European Capital, our investments are primarily in portfolio companies located in the United States. For summary financial information by geographic area, see Note 3 to our audited consolidated financial statements included in this Annual Report on Form 10-K. We have a diversified investment portfolio and do not concentrate in any one or two industry sectors, apart from Asset Management. We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments as of December 31, 2013. Our investments in European Capital, CLO and CDO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

Energy Equipment and Services, 1.5%
Other, 9.4%
Capital Markets, 22.3%
Oil, Gas & Consumable Fuels, 1.6%
Food Products, 1.7%
Electronic Equipment, Instruments and Components, 1.7%
IT Services, 1.7%
Diversified Financial Services, 1.8%
Real Estate and Real Estate Investment Trusts, 2.0%
Diversified Consumer Services, 2.0%
Computers and Peripherals, 2.1%
Internet and Catalog Retail, 2.9%
Life Sciences Tools and Services, 12.8%
Professional Services, 3.1%
Commercial Services and Supplies, 3.6%
Health Care Equipment and Supplies, 3.8%
Health Care Providers and Services, 5.7%
Pharmaceuticals, 5.6%
Electrical Equipment, 4.4%
Construction and Engineering, 4.8%
Hotels, Restaurants and Leisure, 5.5%

Private Finance Investments

The majority of our private finance investments have been either to assist in the funding of change of control buyouts of privately held middle market companies or to support the growth or recapitalization of an existing portfolio company. A change of control transaction could be the result of a corporate divestiture, a sale of a family-owned or closely-held business, a going private transaction, the sale by a private equity fund of a portfolio company or an ownership transition. Our financing of a change of control transaction could either be for an American Capital One Stop Buyout® or for a Sponsor Finance Investment. In an American Capital One Stop Buyout®, we lend senior and mezzanine debt and make majority equity investments. As an investor in Sponsor Finance Investments, we lend senior and mezzanine debt and make minority equity co-investments.

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2013, the weighted average effective interest rate on our private finance debt investments was 10.1%, which includes the impact of non-accruing loans. As of December 31, 2013, our fully-diluted weighted average ownership interest in our private finance portfolio companies, which excludes our 100% investments in European Capital and ACAM, was 72%, with a total equity investment at fair value of $1.5 billion.

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

Our ability to fund the entire capital structure is a competitive advantage in completing many middle market transactions. We sponsor American Capital One Stop Buyouts® in which we provide most, if not all, of the senior and mezzanine debt and equity financing in the transaction. For our American Capital One Stop Buyouts®, we would historically fund all of the senior debt at closing and then syndicate it to third-party lenders post-closing. In general, third-party senior debt agreements limit the ability of our portfolio companies to pay cash dividends to their shareholders, including us. Going forward, in general, we intend to hold the senior debt of these controlled portfolio companies. In addition to providing us with interest income from the senior debt investments, it will also allow these controlled portfolio companies to pay cash dividends to their shareholders, including us.

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of December 31, 2013, we had board seats at 48 out of 82 of our private finance companies and had board observation rights at certain other private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

American Capital Asset Management Investment

Our fund management business is conducted through our wholly-owned portfolio company, ACAM. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of December 31, 2013, our investment in ACAM was $356 million at cost and $870 million at fair value, or 17% of our total investments at fair value. The discussion of the operations of ACAM includes its consolidated subsidiaries. As of December 31, 2013, ACAM’s earning assets under management totaled $13 billion. As of December 31, 2013, ACAM had $87 billion of total assets under management (including levered assets), including $76 billion of total assets under management for American Capital Agency Corp. (NASDAQ: AGNC) and $8 billion of total assets under management for American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded mortgage real estate investment trusts (“REITs”). We believe that having capital to incubate new funds to be managed by ACAM is a competitive advantage for our asset management business.

ACAM had over 100 employees as of December 31, 2013, including three Investment Teams with over 40 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the year ended December 31, 2013, American Capital earned $26 million from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds.

The following table sets forth certain information with respect to ACAM’s funds under management as of December 31, 2013:

Fund	Fund type	Established	Assets under management	Investment types	Capital type
European Capital	Private Equity Fund	2005	$1.2 Billion	Senior and Mezzanine Debt, Equity, Structured Products	Permanent
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$76.2 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$8.4 Billion	Mortgage Investments	Permanent
ACE I	Private Equity Fund	2006	$0.5 Billion	Equity	Finite Life
ACE II	Private Equity Fund	2007	$0.2 Billion	Equity	Finite Life
ACAS CLO 2007-1	CLO	2006	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$0.4 Billion	Senior Debt	Finite Life

ACSF is an investment management company that invests primarily in first lien and second lien floating rate loans to large market, U.S. based companies (“Leveraged Loans”) and invests opportunistically in equity tranches of CLOs collateralized primarily by Leveraged Loans. On January 15, 2014, ACSF successfully completed its IPO of ten million shares of common stock for proceeds of $150 million. Its shares are traded on The NASDAQ Global Select Market under the symbol “ACSF.” ACAM earns a base management fee of 0.80% of ACSF’s assets, as defined in ACSF’s management agreement. In addition, ACAM also purchased 3% of the common stock of ACSF for $4.5 million.

Under its investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012 and 2013.

AGNC is a publicly traded REIT, which invests on a leveraged basis primarily in residential mortgage pass-through securities and collateralized mortgage obligations, for which the interest and principal payments are guaranteed by a U.S. government agency or U.S. government-sponsored entity. Its shares are traded on The NASDAQ Global Select Market under the symbol “AGNC.” ACAM earns a base management fee of 1.25% of AGNC’s shareholders’ equity, as defined in the management agreement. The management contract is renewable annually and if AGNC were not to renew the management agreement without cause, it would have to pay a termination fee equal to three times the average annual management fee earned by ACAM during the 24-month period immediately preceding the most recently completed month prior to the effective date of termination. If the termination fee were calculated for the period ending December 31, 2013, it would have been $374 million. As of December 31, 2013, AGNC’s total shareholders’ equity was $8.7 billion.

MTGE is also a publicly traded REIT, which invests in and manages a leveraged portfolio of agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Its shares are traded on The NASDAQ Global Select Market under the symbol “MTGE.” ACAM earns a base management fee of 1.50% of MTGE’s shareholders’ equity, as defined in the management agreement. The management agreement has a current term through August 9, 2014 and is renewable annually thereafter. If MTGE were not to renew the management agreement without cause, it would have to pay a termination fee equal to three times the average annual management fee earned by ACAM during the 24-month period immediately preceding the most recently completed month prior to the effective date of termination. If the termination fee were calculated for the period ending December 31, 2013, it would have been $42 million. As of December 31, 2013, MTGE’s total shareholders’ equity was $1.1 billion.

ACE I is a private equity fund, which was established in 2006 with $1 billion of equity commitments from third-party investors. At the closing of the fund, ACE I used the majority of its committed capital to purchase 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by us between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of distributions to the ACE I investors is recallable for add-on investments. As of December 31, 2013, ACE I investors had invested $1,057 million, received distributions of $1,008 million, had $506 million in total investments at fair value and had $43 million of recallable distributions available for add-on investments. ACAM manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets (as of December 31, 2013 the cost basis of ACE I’s assets was $467 million) and 10% to 30% of the net profits of ACE I, subject to certain hurdles (“Carried Interest”). As of December 31, 2013, the Carried Interest allocation to ACAM was $40 million. Due to certain clawback obligations, as defined in ACE I’s operating agreement, as of December 31, 2013, ACAM has not recorded an accrual related to its Carried Interest in ACE I.

ACE II is a private equity fund, which was established in 2007 with $585 million of equity commitments from third-party investors. At the closing of the fund, ACE II used the majority of its committed capital to purchase 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million equity commitment is being used to fund add-on investments in the 80 portfolio companies. As of December 31, 2013, ACE II investors had invested $513 million, received distributions of $375 million, had $207 million in total investments at fair value and had $72 million of remaining equity commitments available for future add-on investments or cost contributions. ACAM manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II’s assets (as of December 31, 2013, the cost basis of ACE II’s assets was $243 million) and a 10% to 35% Carried Interest, subject to certain hurdles. As of December 31, 2013, ACAM has not recorded an accrual related to its Carried Interest in ACE II.

In April 2007, ACAS CLO 2007-1 completed a $400 million securitization that invests in broadly syndicated and middle market commercial senior loans. ACAM manages ACAS CLO 2007-1 in exchange for a base management fee of 0.68% of ACAS CLO 2007-1’s assets and a 20% carried interest, subject to certain hurdles.

In September 2012, ACAS CLO 2012-1 completed a $362 million securitization that invests in broadly syndicated commercial senior loans. ACAM manages ACAS CLO 2012-1 in exchange for a base management fee of 0.42% of ACAS CLO

2012-1’s total assets and a 20% carried interest, subject to certain hurdles. A subsidiary of ACAM also purchased 70% of the non-rated equity tranche of subordinated notes in ACAS CLO 2012-1 for $30 million.

In April 2013, ACAS CLO 2013-1 completed a $414 million securitization that invests in broadly syndicated commercial senior secured loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2013-1 in exchange for a base management fee of 0.50% of ACAS CLO 2013-1’s assets and a 20% carried interest, subject to certain hurdles. A subsidiary of ACAM also purchased 70% of the non-rated equity tranche of subordinated notes in ACAS CLO 2013-1 for $25 million.

In September 2013, ACAS CLO 2013-2 completed a $414 million securitization that invests in broadly syndicated commercial senior secured loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2013-2 in exchange for a base management fee of 0.50% of ACAS CLO 2013-2’s assets and a 20% carried interest, subject to certain hurdles. American Capital purchased 21% of the non-rated equity tranche of subordinated notes in ACAS CLO 2013-2 for $8 million.

In addition to managing ACAS CLO 2012-1 and ACAS CLO 2013-1, ACAM, through a wholly-owned subsidiary, also holds a direct investment in these funds consisting of 70% of the non-rated equity tranche of subordinated notes with a total fair value of $50 million as of December 31, 2013.

European Capital Investment

European Capital is a wholly-owned investment fund incorporated in Guernsey and is managed by ACAM, through a wholly-owned subsidiary. European Capital invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.

As of December 31, 2013, European Capital had investments in 33 portfolio companies totaling $1.1 billion at fair value, with an average investment size of $32 million, or 2.6% of its total assets. As of December 31, 2013, European Capital’s five largest investments at fair value were $616 million, or 51% of its total assets.

The composition of European Capital’s investment portfolio by business line as of December 31, 2013, at fair value, as a percentage of its total investments, is shown below:

Structured Products, 2%
Direct and Other, 5%
European Capital One Stop Buyouts®, 40%
Sponsor Finance Investments, 53%

As of December 31, 2013, all of European Capital’s assets are invested in portfolio companies headquartered in countries with AA rating or better based on Standard & Poor’s ratings. As of December 31, 2013, European Capital’s NAV at fair value was $992 million and our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,093 million and $841 million, respectively. We valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value. See Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our valuation of European Capital.

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

Our investments in CLO securities are generally secured by diverse pools of commercial corporate loans. Our investments are in 31 CLO funds managed by 17 separate portfolio managers. We also invest in CDO securities, which are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. Certain of our commercial CLO investments are in a joint venture portfolio company. As of December 31, 2013, our investment in CLO and CDO securities was $278 million at cost and $255 million at fair value, or 5% of our total investments at fair value. This includes our investment in ACAS CLO 2007-1 and ACAS CLO 2013-2, which represents $25 million and $8 million at fair value, respectively.

Our investments in CMBS bonds are secured by diverse pools of commercial mortgage loans. As of December 31, 2013, our total investment in CMBS bonds was $76 million at cost and $21 million at fair value, or less than 1% of our total investments at fair value.

Business Actions and Strategy

During the ten years following our 1997 IPO, our common stock generally traded at a premium to our NAV. However, since 2009, our common stock has traded at a discount to our NAV. This low stock valuation has had an adverse impact on our shareholders and our ability to raise equity capital at an attractive cost, among other consequences. There are a number of actions that we have taken and plan to take that are intended to improve our business, deliver attractive returns to our shareholders and improve our stock valuation. These actions include working to increase the value of our private finance equity investments and our equity investment in European Capital, generating earnings that utilize our deferred tax assets, making appropriate investments in existing portfolio companies, funding all of the capital of new American Capital One Stop Buyouts® so as to permit our equity investments to generate cash yields, making investments in attractive new portfolio companies, growing our asset management business and repurchasing shares of our common stock when they trade below NAV and paying a dividend when we trade above NAV.

In addition to these actions, we have undertaken a process to evaluate our corporate structure and the various legal, regulatory, tax and accounting regimes under which we operate for the purpose of determining whether they are the optimum means for the operation and capitalization of our business. Our change in 2011 from a RIC to a taxable company, which has allowed us to retain our earnings, carry forward NOLs from past periods and to shelter a significant amount of future income from taxation, which we could not do if we were a RIC, is an illustration of how we can be affected by these regimes in ways that may or may not be in the interests of our shareholders. As a result of these evaluations, we may decide to make no change at all, proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in the establishment of externally managed BDCs that may focus on particular investment classes such as mezzanine debt or American Capital One Stop Buyouts®, changes in our corporate form, termination of our election to be regulated as a BDC, or conversion from an investment company to an operating company or other fundamental changes. We may conclude, for example, that it would be preferable to separate our asset management and investment businesses, with the investment businesses managed by the asset management business. Any such changes would be made with the primary intention of promoting shareholder value. Such changes could result in a change in how we account for our investments and our assets, including the consolidation of certain majority owned companies with which we do not now consolidate as an investment company.

Our evaluation process has been lengthy and will likely take significant additional time. In completing the evaluation process, we may incur various costs for which we will not receive any benefit and take certain exploratory actions that may not be indicative of any eventual decisions. We may not necessarily make further announcements about the progress or results of this evaluation process.

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

Operating History. We generally focus on middle market companies that have been in business over ten years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2013, our current private finance portfolio companies had an average age of 25 years with average revenue and average adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the latest available twelve month period of $178 million, and $49 million, respectively. Adjusted EBITDA may reflect certain adjustments to the reported EBITDA of a portfolio company for non-recurring, unusual or infrequent items or other pro-forma items or events to normalize current earnings which a buyer may consider in a change in control transaction.

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

Exit Strategy. Almost all of our investments consist of securities acquired directly from their issuers in private transactions. These securities are rarely traded in public markets, thus limiting their liquidity. Therefore, we consider it important that a prospective portfolio company have a number of methods by which our financing can be repaid and our equity investment sold or redeemed. These methods would typically include the sale or refinancing of the business, the ability to generate sufficient cash flow to repurchase our equity securities and repay our loans or the ability to contribute the security to a fund that we manage.

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

Institutional Approach to Investing

We have built an institution with a leading capability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. Our dedicated teams of investment professionals are the cornerstone of our institution. We have also created an extensive support structure that provides in-house due diligence, operational, legal and human resources support to our investment professionals and to our portfolio company, ACAM. The following are our key functional teams.

Investment Teams: As of December 31, 2013, we had 31 Investment Teams with over 90 professionals located in our six offices in the United States, including Investment Teams and professionals of ACAM, but excluding Investment Teams and professionals dedicated to European Capital, AGNC and MTGE. The Investment Teams originate, review and screen investment opportunities, conduct business, management and operations due diligence, prepare investment committee reports and models, make recommendations to the investment committee, execute investments, represent us on the boards of directors of portfolio companies, assist in monitoring and valuing of investments and manage acquisitions, divestitures and exiting of investments. Our Investment Teams are organized so that each team focuses on a specific investment strategy and work cooperatively to share expertise. Our Investment Teams include:

•
American Capital Buyout: A 27-person team that implements American Capital One Stop Buyouts® of middle market companies including corporate divestitures, acquisitions of portfolio companies from private equity funds, acquisitions of family-owned or closely held businesses, going private transactions and ownership transitions. They originate senior and mezzanine debt and equity in American Capital controlled buyouts.

•
Sponsor Finance: A 14-person team that makes senior and mezzanine debt investments and equity co-investments in Sponsor Finance Investments. In addition, they make senior and mezzanine debt and equity investments in privately and publicly-held middle market companies.

•
Special Situations: A 6-person team that implements American Capital One Stop Buyouts®, Sponsor Finance Investments and other direct investments in distressed companies, companies undergoing turnarounds, bankruptcy auctions, debtor-in-possession, exit financing and other special situations in middle market companies. They make senior and mezzanine debt and equity investments.

•
Technology Investment: A 6-person team that implements our American Capital One Stop Buyouts®, Sponsor Finance Investments and other direct investments in technology companies. They will invest in various technology sectors including networking, software, communications, enterprise data, new media, consumer technologies and industrial technology. They make senior and mezzanine debt and equity investments.

•
Commercial Mortgage Asset Management: A 5-person team that invests in commercial mortgages and related assets. The team also participates in underwriting, due diligence and financing of real estate owned by our portfolio companies.

•
Leverage Finance: A 17-person team that has responsibility for our investments in and manages senior loan collateral for third-party investors through structured finance products such as a CLO. The team invests in middle market senior loans originated through our various Investment Teams and also by purchasing rated, broadly syndicated commercial senior debt. They also invest in non-rated tranches of CLOs managed by other third-party fund managers.

•
Energy and Infrastructure: A 7-person team that invests in energy infrastructure assets in high-growth and developed markets, including power generation facilities, gas and power distribution and transmission networks, energy transportation assets, fuel production opportunities and product and service companies focused on the power and energy sector.

Operations Team: A 16-person team with expertise in manufacturing services, consumer products, financial services, energy services, supply chain management, outsourcing and technology. The Operations Team includes nine former CEOs and presidents, one former COO, three lean champions, five financial VPs and associates and four supply chain and outsourcing specialists. The Operations Team conducts operational due diligence on prospective portfolio companies and reports and makes recommendations to our investment committee. The team will also assist portfolio companies post close with operational improvement. If we have a portfolio company that is underperforming, the Operations Team will work closely with the portfolio company to improve performance by providing interim leadership at the portfolio company and to identify business actions to help improve performance. The team will provide hands-on assistance to reduce costs, systemize sales and marketing, develop and align business plans, grow the business and strengthen management talent at the portfolio company.

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

Financial Advisory and Consulting Team (“FACT”): A 29-person team of valuation and audit professionals. FACT is responsible for providing pre- and post-investment financial due diligence, portfolio monitoring and quarterly valuations of portfolio company investments. FACT assists our Investment Teams in conducting extensive financial, accounting and information technology due diligence of each target investment company, which includes one or more on-site visits, a review of the portfolio company’s historical and prospective financial information, and identifying and confirming pro-forma financial adjustments. FACT also monitors the existing portfolio investments by gathering, inputting into an automated database, analyzing and regularly reviewing monthly financial information and other materials to assess financial performance as well as to ensure compliance with loan covenants. Also, FACT, with the assistance of our Investment Teams and subject to the oversight of the Audit and Compliance Committee, prepares a quarterly valuation of each portfolio company investment.

Syndications Team: A 5-person team that is responsible for arranging syndications of all or part of the senior debt of our portfolio companies either at closing or subsequent to the closing of a senior financing transaction. They perform a variety of functions relating to the marketing and completing of such transactions.

Capital Markets, Finance and Treasury Team: A 27-person team that is responsible for raising equity and debt capital, investor relations, financial budgeting and forecasting and daily liquidity and cash management. Through its debt capital raising activities, the team is responsible for structuring, selling and administering on-balance sheet term debt securitizations of debt investments, secured and unsecured bonds and various other revolving facilities and term debt facilities for us and our funds under management. Through its equity capital raising activities, the team is responsible for structuring and selling equity for us and our public and private funds. The team is also responsible for monitoring and reporting on capital market conditions and researching, developing and raising private and public capital for new third-party funds for our asset management business. The team is also responsible for arranging syndications of all or part of the equity of our portfolio companies either at closing or subsequent to the closing of an equity financing transaction.

Accounting, Tax and Reporting Team: A 40-person team that is responsible for the accounting of our financial results as well as that of our managed funds, including financial reporting and communications to our shareholders, partners and regulatory bodies. Among its tasks are preparing financial statements, investment accounting, analysis of investment performance, loan servicing, billing, accounts receivable and payable, tax compliance, external audit coordination and developing and monitoring our internal controls.

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

Internal Audit Team: An 8-person team that reports directly to the Audit and Compliance Committee of our Board of Directors. The team tests our internal controls over financial reporting to assist management’s assessment of the effectiveness of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002.

Human Resources Team: A 7-person team that assists in recruiting and hiring as well as reviewing, establishing and administering compensation programs and benefit plans for our employees. In addition, the team is available to the Investment Teams and the Operations Team to assist with executive management and other human resources issues at portfolio companies.

Information Technology Team: A 30-person team that assists all departments in researching, developing, implementing and maintaining communication and technological resources for our multi-office operations, including highly specialized systems for the input, processing and reporting of data.

Investment Process

Investment Sourcing and Screening: We have a multi-disciplined approach to reach diverse channels of deal sources. Our Investment Teams target a referral network composed of investment bankers, private equity firms, mezzanine debt funds, trade organizations, commercial bankers, attorneys and business and financial brokers. We developed and maintain a proprietary industry-wide database of reported middle market transactions, which enables us to monitor and evaluate the middle market investing environment. This database is used to help us assess whether we are penetrating our target markets and to track terms and pricing. Our financial professionals review financing memorandums and private placement memorandums sourced from this referral network in search of potential buyout or financing opportunities. Our Investment Teams undertake a preliminary evaluation and analysis of potential investment opportunities to determine whether or not they meet our criteria based upon the limited information received in these early stages of the investment process. For investment opportunities that pass an initial screening process, our Investment Teams prepare an initial investment thesis and analysis that is presented to an internal Investment Committee, which includes representatives of our senior officers depending on the nature of the proposed investment, for approval to proceed further.

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

Portfolio Monitoring: In addition to the due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies under management through our active involvement with the portfolio companies. As a BDC, we are required by law to make significant managerial assistance available to most of our eligible portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company’s management and board of directors, including participating on the company’s board of directors. The respective Investment Teams, FACT, Operations Teams and accounting teams regularly review each portfolio company’s monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company.

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

Portfolio Valuation

FACT, with the assistance of our Investment Teams and subject to the oversight of the Audit and Compliance Committee, prepares a quarterly valuation of each of our portfolio company investments. Our Board of Directors approves our portfolio valuations as required by the 1940 Act.

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

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814, and our telephone number is (301) 951-6122. In addition to our executive offices, we, or subsidiaries of our wholly-owned portfolio company ACAM, maintain offices in New York, Chicago, Dallas, Boston, Annapolis (Maryland), London and Paris.

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

Employees

As of December 31, 2013, we employed 291 full-time employees compared to 256 and 249 full-time employees as of December 31, 2012 and 2011, respectively. We believe that we have excellent relations with our employees.

Business Development Company Requirements

We are a closed-end, non-diversified, management investment company that has elected to be regulated as a BDC under the 1940 Act, and, as such, are subject to regulation under that act.

Qualifying Assets

As a BDC, we may not acquire any asset other than certain qualifying assets described in the 1940 Act, unless, at the time the acquisition is made, the value of such qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business include the following:

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

To include certain securities above as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or offer to make significant managerial assistance available to the issuer of those securities, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We make significant managerial assistance available to most of our eligible portfolio companies.

Under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without consent of the holders of a majority of our outstanding voting securities. Since we made our BDC election, we have not made any substantial change in our structure or in the nature of our business.

Temporary Investments

Pending investment in other types of qualifying assets described in the 1940 Act, we may invest our funds in cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments. We refer to such assets and cash herein as temporary investments.

Leverage

The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock, subject to certain limitations under the 1940 Act. As permitted by the

1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2013, our asset coverage was 588%.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below 200% at the time of the distribution after deducting the amount of such dividend.

Issuance of Stock

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2013, our NAV was $18.97 per share and our closing market price was $15.64 per share. As of the date of this filing, we do not have any authorization to issue shares of our common stock below our NAV per share.

Investment Objectives

Our primary business objectives are to increase our net earnings and NAV by investing in senior and mezzanine debt and equity securities of private companies and funds managed by ACAM with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

•
We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC) if after giving effect to the acquisition the value of our qualifying assets under the 1940 Act amounts to less than 70% of the value of our total assets. See “Business Development Company Requirements” for a discussion of certain qualifying assets described in the 1940 Act. We believe that most of the securities we will acquire (provided that we control, or through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets. Securities of public companies with a market capitalization in excess of $250 million, on the other hand, are generally not qualifying assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were qualifying assets.

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

•
We generally will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the Securities Act of 1933 before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by our shareholders in connection with offerings of securities by companies in which we are a shareholder); (b) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (c) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (d) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (e) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (f) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company (as defined in the 1940 Act), except as they may be acquired as part of a merger, consolidation or acquisition of assets or as otherwise permitted by the staff of the SEC. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

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

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect us in the future. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows. In such case, you may lose all or part of your original investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Forward-Looking Statements” in this Annual Report on Form 10-K.

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

Middle market businesses typically have narrower business lines and smaller market shares than large businesses. They tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

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

Our senior loans generally are secured by the assets of our borrowers; however, certain of our senior loans may have a second priority lien and thus, our security interest may be subordinated to the payment rights and security interest of the first lien senior lender. Additionally, our mezzanine loans may or may not be secured by the assets of the borrower; however, if a mezzanine loan is secured, our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the first and second lien senior lenders. Therefore, we may be limited in our ability to enforce our rights to collect our second lien senior loans or mezzanine loans and to recover any of the loan balance through a foreclosure of collateral.

Non-accruing loans adversely affect our results of operations and financial condition and could result in further losses in the future

As of December 31, 2013 and 2012, our non-accruing loans at cost totaled $287 million and $260 million, or 17.0% and 12.9% of our total loans at cost, respectively. Non-accruing loans adversely affect net income in various ways. Upon becoming non-accruing, we reverse prior PIK income from a non-accruing loan, and no interest income is recorded on non-accruing loans, thereby, in both cases, adversely affecting income and returns on assets and equity. There is no assurance that we will not experience further increases in non-accruing loans in the future, or that non-accruing loans will not result in further losses to come.

There is uncertainty regarding the value of our portfolio investments

Virtually none of our portfolio investments are publicly traded. As required by law, we fair value these investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) based on a determination made in good faith by our Board of Directors. Due to the uncertainty inherent in valuing investments that are not publicly traded, as set forth in our audited consolidated financial statements included in this Annual Report on Form 10-K, our determinations of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of income recognition. Thus, our NAV could be materially affected in the event of any changes in applicable law or accounting pronouncements governing how we currently fair value assets, or if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

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

Our ability to recognize the benefits of our deferred tax asset is dependent on future taxable income and could be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Code

We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered more likely than not to be realized. Otherwise, a valuation allowance is applied against the deferred tax asset. Assessing the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and the amount or character of taxable income differ significantly from estimates, our ability to realize the deferred tax asset could be impacted. See Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Additionally, under Sections 382 and 383 of the Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of certain tax attributes including net operating loss carryforwards, capital loss carryforwards, unrealized built-in losses and tax credits arising before the “ownership change.” Such tax attributes represent substantially all of our deferred tax assets. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the tax attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our common stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments. This limitation could accelerate our cash tax payments and could result in a significant portion of our deferred tax assets expiring before we could fully use them. We do not believe that we have previously undergone an “ownership change” or that our tax attributes are currently subject to any such limitations. On April 27, 2012, we amended our Certificate of Incorporation to impose certain restrictions on the transfer of our common stock. These restrictions reduce, but do not eliminate, the risk of an “ownership change” in the future.

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

A change in interest rates may adversely affect our profitability

Because we have funded a portion of our investments with borrowings, our earnings are affected by the spread between the interest rate on our investments and the interest rate at which we borrowed funds. We have attempted to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We have entered and may enter into interest rate basis swap agreements to match the interest rate basis of a portion of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of any asset securitizations. However, such derivatives are considered economic hedges that do not qualify for hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Therefore, payments under the hedges are recorded in net realized (loss) gain in our audited consolidated financial statements included in this Annual Report on Form 10-K.

Under any such interest rate swap agreements, we will generally pay a fixed rate and receive a floating interest rate based on LIBOR. We may enter into interest rate swaption agreements where, if exercised, we would receive a fixed rate and pay a floating rate based on LIBOR. We may also enter into interest rate cap agreements that would entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates.

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

We may experience fluctuations in our quarterly results

We have experienced and could experience material fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, the timing of the recognition of fee income from closing investment transactions and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We could face losses and potential liability if intrusions, viruses or similar disruptions to our technology jeopardize our confidential information or that of users of our technology

Although we have implemented and will continue to implement security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. In addition, any misappropriation of proprietary information could expose us to a risk of loss or litigation.

Risks Related to Liquidity and Capital Resources

Our secured and unsecured borrowing arrangements impose significant limitations on us

Our secured term loans (“Secured Term Loan Facility”) have scheduled amortization and mandatory prepayments in the event of a borrowing base deficiency or the issuance of new debt, and in certain cases, if there are realized proceeds from a portfolio company exit or excess cash flow. As of December 31, 2013, there was $450 million in principal outstanding under the Secured Term Loan Facility. Any loans that may be outstanding under our four-year $250 million secured revolving credit facility (“Revolving Credit Facility”) are also subject to scheduled amortization after August 22, 2015 and mandatory prepayments in the event of a borrowing base deficiency.

The Secured Term Loan Facility and the Revolving Credit Facility have covenants that in certain circumstances limit our ability to incur additional debt and liens, pay cash dividends, repurchase common stock, dispose of assets and make new investments and acquisitions. We are also prohibited from seeking to resume our status as a RIC and changing our regulatory status as a BDC. Both facilities require us to maintain a 100% borrowing base coverage. The Revolving Credit Facility also includes other financial covenants that require us to maintain a maximum total leverage ratio not to exceed 0.75:1.00 and minimum adjusted EBITDA as defined in the Revolving Credit Facility for ACAM. There can be no assurance that we will be able to maintain compliance with each of these covenants and a failure to do so could result in an event of default under the facilities. Other events of default under the Secured Term Loan Facility and the Revolving Credit Facility include without limitation, a payment default, an unremedied borrowing base deficiency, a cross default to our other facility, the cross acceleration of any debt in excess of an aggregate $50 million, the liquidation or bankruptcy of us or ACAM, the failure by us to conduct our asset management business through ACAM, one or more judgments in excess of an aggregate $50 million and a change of control.

The indenture relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”) contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. The occurrence of an event of default under the facilities could have a material adverse effect on our business, financial condition and results of operations.

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

We may enter into interest rate swap agreements with covenants that place limitations on us

From time to time, we enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. Our interest rate swap agreements may contain various events of default, including in certain cases an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness. Our interest rate swap agreements may also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness, as applicable, is accelerated. An event of default under certain of our interest rate swap agreements could also trigger a default under our secured debt facilities if such agreements are terminated early and would result in an aggregate amount due at such time in excess of a certain amount. Our interest rate swap agreements may also be secured by first and second priority liens (subject to certain permitted liens) on substantially all of our non-securitized assets pari passu with other facilities, such as the Secured Term Loan Facility and the Revolving Credit Facility or by a first priority lien (subject to certain permitted liens) on any securitized assets pari passu with our securitized debt. Thus, if we violate the covenants in any of such interest rate swap agreements, it could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Investing and Financing Strategy

We have and may incur additional debt that could increase your investment risks

We and certain of our consolidated affiliates have borrowed or may borrow money or issue debt securities, which give our lenders and the holder of our debt securities fixed dollar claims on our assets or the assets of such consolidated affiliates that are senior to the claims of our shareholders and, thus, our lenders may have preference over our shareholders with respect to these assets. In particular, our consolidated affiliates may pledge assets to lenders from time to time under asset securitizations that are sold or contributed to separate affiliated statutory trusts prior to such pledge. While we may own a beneficial interest in these trusts, such assets will be the property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those term debt notes. Additionally, we have granted a security interest in substantially all of our non-securitized assets to the lenders of our Secured Term Loan Facility and Revolving Credit Facility, which impose certain limitations on us.

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 6.4% for the year ended December 31, 2013, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	(15%)	(10%)	(5%)	—%	5%	10%	15%
Corresponding Return to Stockholders(2)	(18%)	(13%)	(7%)	(1%)	5%	11%	17%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

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

We may issue preferred stock in the future to help finance our business, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings

Preferred stock, which is another form of leverage, has the same risks to our common shareholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

We have restrictions on the type of assets we can invest in as a BDC

As a BDC, we may not acquire any assets other than certain qualifying assets described in the 1940 Act, unless, at the time of and after giving effect to the acquisition, at least 70% of our total assets consist of such qualifying assets. Thus, in certain instances, we may be precluded from investing in potentially attractive investments that are not qualifying assets for purposes of the 1940 Act. In addition, there is a risk that this restriction could prevent us from making additional investments in our existing non-qualifying investments, which could cause our position to be diluted or limit the access to capital of our non-qualifying investments.

There are conflicts of interest with other funds that we manage

Through our wholly-owned portfolio company, ACAM, we manage various funds that may compete with us for investments. Although we have policies in place to seek to mitigate the effects of conflicts of interest, these policies will not eliminate the conflicts of interest that our officers and employees and the officers and employees of our fund managers and affiliates will face in making investment decisions on behalf of American Capital or any other American Capital-sponsored investment vehicles. Further, we do not have any agreement or understanding with our funds that would give us any priority over them in opportunities to invest in overlapping investments. Accordingly, we may compete for access to investments with other funds that we manage.

Risks Related to Our Common Stock

We may not pay any cash dividends

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains beginning with our tax year ended September 30, 2011, and are not subject to the annual distribution requirements under Subchapter M of the Code. We have not paid a cash dividend during the last three fiscal years ended December 31, 2013 and there can be no assurance that we will pay any cash dividends in the future as we may retain our earnings to facilitate the growth of our business, to invest, to provide liquidity, to repurchase our shares or for other corporate purposes.

Future equity issuances may be on terms adverse to shareholder interests

We may issue equity capital at prices below our NAV per share with shareholder approval. As of the date of this filing, we do not have such authorization; however, we may seek such approval in the future or we may elect to conduct a rights offering, which would not require shareholder approval under the 1940 Act. If we issue any shares of common stock below our NAV per share, the interests of our existing shareholders may be diluted. Any such dilution could include a reduction in our NAV per share as a result of the issuance of shares at a price below the NAV per share and a decrease in a shareholder’s interest in our earnings and assets and voting interest. As of December 31, 2013, the closing price of our common stock was below our NAV per share.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the hypothetical issuance of 50,000,000 shares of common stock (about 19% of outstanding shares as of December 31, 2013), at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the December 31, 2013 NAV of $18.97 per share.

Assumed Sales price per share below NAV per share(1)	(50%)	(25%)	(20%)	(15%)	(10%)	(5%)
Diluted NAV per share	$17.49	$18.23	$18.38	$18.53	$18.67	$18.82
% Dilution	(7.8%)	(3.9%)	(3.1%)	(2.3%)	(1.6%)	(0.8%)

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

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

We do not own any real estate or other physical properties materially important to our operations. We lease office space in six locations for terms ranging up to thirteen years.

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

Quarterly Stock Prices

Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol “ACAS”. As of February 14, 2014, we had 734 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are approximately 96,000 additional beneficial holders of our common stock. During the years ended December 31, 2013 and 2012, we did not declare any dividends on our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the years ended December 31, 2013 and 2012:

	Sales Prices
	High	Low
2013
First Quarter	$15.24	$12.19
Second Quarter	$15.20	$11.82
Third Quarter	$13.94	$12.42
Fourth Quarter	$15.67	$13.38

2012
First Quarter	$9.26	$6.86
Second Quarter	$10.10	$8.16
Third Quarter	$12.00	$9.50
Fourth Quarter	$12.43	$11.12

Stock Repurchase and Dividend Program

In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. In 2013, our Board of Directors extended the stock repurchase and dividend program through December 31, 2014. The following table provides information for the quarter ended December 31, 2013, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 12, 2013 through November 29, 2013	5.2	$14.77	5.2	N/A
December 2, 2013 through December 13, 2013	3.7	$15.03	3.7	N/A
Fourth Quarter 2013	8.9	$14.88	8.9	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

Dividend Reinvestment Plan

At the option of a holder of record of common stock, all cash distributions can be reinvested automatically under our dividend reinvestment plan (“DRIP”) in additional whole and fractional shares. Pursuant to our DRIP, a shareholder whose shares are registered in his own name may opt in to the plan and elect to reinvest all or a portion of his or her dividends in shares of our common stock by providing the required enrollment notice to the plan administrator, Computershare Investor Services. Shareholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker or the nominee permits participation in our DRIP. Shareholders whose shares are held in the name of a broker or other nominee should contact the broker or nominee for details. Shareholders that participate in the DRIP will receive the number of whole or fractional shares that can be obtained based on the price per share the plan administrator purchases the shares of common stock. Such shares will be acquired by the plan administrator through either receipt of newly issued shares or treasury shares from us or by purchase of outstanding shares of common stock on the open market. If the market price per share of our common stock on the dividend payment date does not exceed 110% of the NAV per share of our common stock as of the end of the most recently completed fiscal quarter (or as of such other time as may be determined by our Board of Directors), then our plan administrator will acquire shares of our common stock directly from us at a price equal to the greater of NAV per share or the market price on that date at a 2% discount. However, (i) if the market price per share of our common stock on the dividend payment date does not exceed 110% of the NAV per share of our common stock as of the end of the most recently completed fiscal quarter or (ii) if we advise the plan administrator that since such NAV per share was last determined we have become aware of events that indicate the possibility of a change in NAV per share as a result of which the NAV per share of the common stock on the dividend payment date might be higher than the current market price per share of our common stock, then the plan administrator will not acquire any newly issued shares from us at a discount and instead will buy shares of our common stock in the open market. You can find out more information about the DRIP by reading our Third Amended and Restated Dividend Reinvestment Plan, a copy of which is located on our internet website at www.AmericanCapital.com.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 30170, College Station, TX 77842-3170, or calling (800) 733-5001 (U.S. and Canada) (781) 575-3400 (outside U.S. and Canada) or through the Internet, at www.computershare.com.

For the three fiscal years ended December 31, 2013, we have not sold any equity securities that were not registered under the Securities Act.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements for a description of our equity compensation plans (shares in millions).

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	54.1	$9.13	0.4
Equity compensation plans not approved by security holders(1)	—	—	—
Total	54.1	$9.13	0.4

(1)	All of our equity compensation plans have been approved by our shareholders.

Performance Graph

The performance graph below compares the total cumulative shareholder return on our common stock with the cumulative shareholder return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index (“S&P 500”), S&P 500 Financials Sector Index and BDC Peer Group, measured as of the last trading day of each year shown. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
AMERICAN CAPITAL
S&P 500
S&P 500 FINANCIALS SECTOR INDEX
BDC PEER GROUP

The preceding graph and the following table compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at December 31, 2008, with the reinvestment of all dividends without commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) an index of selected issuers in our BDC Peer group, composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation and Prospect Capital Corporation.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
AMERICAN CAPITAL	$100	$104	$321	$286	$510	$664
S&P 500	100	126	146	149	172	228
S&P 500 FINANCIALS SECTOR INDEX	100	117	131	109	140	190
BDC PEER GROUP	100	191	245	226	283	336

Item 6.Selected Financial Data

AMERICAN CAPITAL, LTD.

Consolidated Selected Financial Data
(in millions, except per share data)

The selected financial data should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K and notes thereto.

	As of and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total operating revenue	$487	$646	$591	$600	$697
Total operating expenses	255	263	288	396	582
Net operating income before income taxes	232	383	303	204	115
Tax (provision) benefit(1)	(76)	14	145	—	20
Net operating income (“NOI”)	156	397	448	204	135
(Loss) gain on extinguishment of debt, net of tax	—	(3)	—	—	12
Net realized loss, net of tax(1)	(55)	(270)	(310)	(576)	(825)
Net realized earnings (loss)	101	124	138	(372)	(678)
Net unrealized appreciation (depreciation), net of tax(1)	83	1,012	836	1,370	(232)
Net increase (decrease) in net assets resulting from operations (“Net earnings (loss)”)	$184	$1,136	$974	$998	$(910)
		138
Per share data:
NOI:
Basic	$0.53	$1.24	$1.30	$0.63	$0.56
Diluted	$0.51	$1.20	$1.26	$0.62	$0.56
Net earnings (loss):
Basic	$0.63	$3.55	$2.83	$3.06	$(3.77)
Diluted	$0.61	$3.44	$2.74	$3.02	$(3.77)
Dividends declared(2)	$—	$—	$—	$—	$1.07
Balance sheet data:
Total assets	$6,009	$6,319	$5,961	$6,084	$6,672
Total debt	$791	$775	$1,251	$2,259	$4,142
Total shareholders’ equity	$5,126	$5,429	$4,563	$3,668	$2,329
NAV per share	$18.97	$17.84	$13.87	$10.71	$8.29
Other data (unaudited):
Number of portfolio companies at period end	132	139	152	160	187
New investments(3)	$1,107	$719	$317	$234	$109
Realizations(4)	$1,208	$1,498	$1,066	$1,293	$1,143
Weighted average effective interest rate on debt investments at period end(5)	10.0%	11.4%	10.7%	10.2%	9.9%
NOI return on average shareholders’ equity(6)	2.9%	7.7%	10.7%	6.8%	5.5%
Net realized earnings return (loss) on average shareholders’ equity(6)	1.9%	2.4%	3.3%	(12.5%)	(27.8%)
Net earnings return (loss) on average shareholders’ equity(6)	3.4%	22.1%	23.3%	33.5%	(37.3%)
Assets under management(7)	$93,210	$116,800	$68,129	$22,645	$14,022
Earning assets under management(8)	$18,613	$18,642	$13,496	$8,989	$8,518

(1)
Beginning in 2011, we were no longer taxed as a RIC under Subchapter M of the Code and instead became subject to taxation as a corporation under Subchapter C of the Code. As a result, we recorded a net deferred tax asset of $428 million in 2011 recorded as a deferred tax benefit of $145 million in NOI, $75 million in net realized (loss) gain and $208 million in net unrealized appreciation (depreciation) in our audited consolidated statements of operations included in this Annual Report on Form 10-K. In 2012, we recorded a tax benefit of $14 million in NOI, $87 million in net realized (loss) gain, $2 million in (loss) gain on extinguishment of debt, net of tax and a tax provision of $82 million in net unrealized appreciation (depreciation) in our audited consolidated statements of operations included in this Annual Report on Form 10-K. In 2013, we recorded a tax provision of $76 million in NOI, a tax benefit of $60 million in net realized (loss) gain and a tax provision of $37 million in net unrealized appreciation (depreciation) in our audited consolidated statements of operations included in this Annual Report on Form 10-K.

(2)	In 2009, we declared a dividend of $1.07 per share, which was paid part in cash and stock in August 2009.

(3)	New investments include amounts as of the investment dates that are committed.

(4)
Realizations represent cash proceeds received upon the exit of investments including payment of scheduled principal amortization, debt prepayments, proceeds from loan syndications and sales, payment of accrued payment-in-kind (“PIK”) notes, and dividends and payments associated with accreted original issue discounts (“OID”) and sale of equity and other securities.

(5)
Weighted average effective interest rate on private finance debt investments as of period end is computed as (a) annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt, divided by (b) total debt at amortized cost.

(6)	Return represents net increase or decrease in net assets resulting from operations. Average equity is calculated based on the quarterly shareholders' equity balances.

(7)	Assets under management include both (i) the total assets of American Capital and (ii) the total assets of the funds under management by ACAM, excluding any direct investment we have in those funds.

(8)
Earning assets under management include both (i) the total assets of American Capital and (ii) the total third-party earning assets under management by ACAM from which the associated base management fees are calculated, excluding any direct investment we have in those funds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us, reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately-held securities that require our good faith estimate of fair value, and a change in estimate could affect our NAV; (iv) our investments in securities of privately-held companies may be illiquid, which could affect our ability to realize the investment; (v) our portfolio companies could default on their loans or provide no returns on our investments, which could affect our operating results; (vi) we use external financing to fund our business, which may not always be available; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and NOI; (xi) we cannot incur additional indebtedness unless immediately after a debt issuance we maintain an asset coverage of at least 200%, or equal to or greater than our asset coverage prior to such issuance, which may affect returns to our shareholder; (xii) our common stock price may be volatile; and (xiii) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption “Risk Factors” described in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

American Capital Investing Activity

We primarily invest in senior and mezzanine debt and equity of middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. Currently, we will invest up to $500 million in a single middle market company in North America. We also have investments in Structured Products, including CLO, CDO and CMBS securities and invest in funds managed by us.

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

The total fair value of our investment portfolio was $5.1 billion, $5.3 billion and $5.1 billion as of December 31, 2013, 2012 and 2011, respectively. Our new investments totaled $1,107 million, $719 million and $317 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

Type	2013	2012	2011
Senior Debt	$614	$417	$184
Mezzanine Debt	—	56	57
Preferred Equity	125	87	15
Common Equity	236	150	60
Structured Products	132	9	1
Total by type	$1,107	$719	$317

Use	2013	2012	2011
Investments in ACAM and Fund Development	$271	$121	$51
Sponsor Finance Investments	125	109	25
Structured Products	75	4	—
American Capital One Stop Buyouts®	27	301	1
European Capital	—	50	97
Direct and Other Investments	—	—	15
Add-on financing for acquisitions	391	19	58
Add-on financing for recapitalizations, not including distressed investments	104	71	27
Add-on financing for growth and working capital	56	22	4
Add-on financing for working capital in distressed situations	42	22	35
Add-on financing for purchase of debt of a portfolio company	16	—	4
Total by use	$1,107	$719	$317

Business Line	2013	2012	2011
American Capital One Stop Buyouts®	$503	$351	$25
Investments in ACAM and Fund Development	271	121	51
Sponsor Finance Investments	239	162	123
Structured Products	75	4	—
Direct and Other Investments	19	31	21
European Capital	—	50	97
Total by business line	$1,107	$719	$317

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date.

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

Source	2013	2012	2011
Principal prepayments	$604	$938	$510
Equity investments	362	274	394
Payment of accrued PIK notes and dividend and accreted OID	187	242	108
Scheduled principal amortization	41	41	38
Loan syndications and sales	14	3	16
Total by source	$1,208	$1,498	$1,066

Business Line	2013	2012	2011
American Capital One Stop Buyouts®	$530	$927	$597
Sponsor Finance Investments	410	320	379
European Capital	195	—	—
Direct and Other Investments	34	208	49
Structured Products	27	28	22
Asset Management	12	15	19
Total by business line	$1,208	$1,498	$1,066

Operating revenue by business line was as follows (in millions):

Business Line	2013	2012	2011
American Capital One Stop Buyouts®	$145	$336	$318
Asset Management	133	107	53
Sponsor Finance Investments	111	104	120
Structured Products	72	67	56
Direct and Other Investments	20	26	40
European Capital	6	6	4
Total operating revenue by business line	$487	$646	$591

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto.

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of the following three primary elements:

•
The first element is “NOI,” which is primarily the interest, dividends, prepayment fees, finance and transaction fees and portfolio company management fees earned from investing in debt and equity securities and the fees we earn from fund asset management, less our operating expenses and provision or benefit for income taxes.

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

The consolidated operating results were as follows (in millions):

	2013	2012	2011
Operating revenue	$487	$646	$591
Operating expenses	255	263	288
NOI before income taxes	232	383	303
Tax (provision) benefit	(76)	14	145
NOI	156	397	448
Loss on extinguishment of debt, net of tax	—	(3)	—
Net realized loss, net of tax	(55)	(270)	(310)
Net realized earnings	101	124	138
Net unrealized appreciation, net of tax	83	1,012	836
Net earnings	$184	$1,136	$974

Operating Revenue

We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned portfolio company, ACAM. Operating revenue consisted of the following (in millions):

	2013	2012	2011
Interest income on debt investments	$209	$274	$350
Interest income on Structured Products investments	72	67	56
Dividend income on private finance portfolio investments	36	161	106
Dividend income from ACAM	105	83	30
Other interest income	1	1	1
Interest and dividend income	423	586	543
Portfolio company advisory and administrative fees	17	16	14
Advisory and administrative services - ACAM	26	20	20
Other fees	21	24	14
Fee income	64	60	48
Total operating revenue	$487	$646	$591

Interest and Dividend Income

The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	2013	2012	2011
Debt investments at cost(1)	$1,821	$2,302	$3,198
Average non-accrual debt investments at cost(2)	$302	$361	$574
Effective interest rate on debt investments	11.5%	11.9%	11.0%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	10.7%	11.7%	10.9%
Structured Products investments at cost(1)	$370	$414	$547
Effective interest rate on Structured Products investments	19.4%	16.2%	10.3%
Debt and Structured Products investments at cost(1)	$2,191	$2,716	$3,745
Effective interest rate on debt and Structured Products investments	12.8%	12.6%	10.9%
Average daily one-month LIBOR	0.2%	0.2%	0.2%
Equity investments - private finance portfolio at cost(1)(3)	$2,025	$2,101	$2,228
Effective dividend yield on equity investments - private finance portfolio(3)	1.8%	7.5%	4.7%
Effective dividend yield on equity investments - private finance portfolio, excluding non-accrual prior period adjustments(3)	4.1%	5.7%	3.1%
Debt, Structured Products and equity investments at cost(1)(3)	$4,216	$4,817	$5,973
Effective yield on debt, Structured Products and equity investments(3)	7.5%	10.4%	8.6%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	8.3%	9.5%	7.9%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and European Capital.

Debt Investments

Interest income on debt investments decreased by $65 million, or 24%, for the year ended December 31, 2013 over the comparable period in 2012, and by $76 million, or 22%, for the year ended December 31, 2012 over the comparable period in 2011, primarily due to the decrease in our monthly weighted average debt investments outstanding. Our weighted average debt investments outstanding decreased by $481 million for the year ended December 31, 2013 over the comparable period in 2012, and by $896 million for the year ended December 31, 2012 over the comparable period in 2011, primarily as a result of the repayment or sale of debt investments. In addition, the average non-accrual debt investments outstanding decreased from $361 million during 2012 to $302 million during 2013.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the years ended December 31, 2013, 2012 and 2011, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $14 million, $6 million and $2 million, respectively, as a result of debt investments being removed from non-accrual, which had an approximately 80 basis point, 20 basis point and 10 basis point positive impact, respectively, on the effective interest rate on debt investments.

Structured Products

Interest income on Structured Products investments increased by $5 million, or 7%, for the year ended December 31, 2013 over the comparable period in 2012, and by $11 million, or 20%, for the year ended December 31, 2012 over the comparable period in 2011, primarily due to higher actual and projected payments on our CLO investments. Our weighted average Structured Products investments outstanding decreased by $44 million, or 10.6%, for the year ended December 31, 2013 over the comparable period in 2012, and by $133 million, or 24%, for the year ended December 31, 2012 over the comparable period in 2011, primarily as a result of the write-off of non-performing CMBS investments.

See Note 2—Interest and Dividend Income Recognition policy to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments decreased by $125 million, or 78%, for the year ended December 31, 2013 over the comparable period in 2012 due to the following:

•
for the year ended December 31, 2013, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred stock investments of $46 million; however, for the year ended December 31, 2012, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $37 million;

•
for the year ended December 31, 2013, we recorded $16 million of dividend income for non-recurring dividends on common equity investments compared to $36 million for the year ended December 31, 2012; and

•	a decrease of $73 million in the cost basis of accruing equity investments as of December 31, 2013 compared to December 31, 2012.

As a result, the monthly weighted average effective dividend yield on equity investments was 1.8% for the year ended December 31, 2013, a 570 basis point decrease over the comparable period in 2012.

Dividend income on private finance portfolio investments increased by $55 million, or 52%, for the year ended December 31, 2012 over the comparable period in 2011 primarily due to both an improvement in preferred equity investments that were previously non-accruing and an increase in non-recurring dividends on equity investments. As a result, the monthly weighted average effective dividend yield on equity investments was 7.5% for the year ended December 31, 2012, a 280 basis point increase over the comparable period in 2011.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the year ended December 31, 2013, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred stock investments of $46 million which had an approximate 230 basis points negative impact on the effective dividend yield on equity investments. For the years ended December 31, 2012 and 2011, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $37 million and $36 million, respectively, which had an approximate 180 basis point and 160 basis point positive impact, respectively, on the effective dividend yield on equity investments.

For the years ended December 31, 2013, 2012 and 2011, we recorded $16 million, $36 million and $7 million, respectively, of dividend income for non-recurring dividends on common equity investments.

Equity Investments - ACAM

Dividend income from ACAM was $105 million and $83 million for the years ended December 31, 2013 and 2012, respectively. The increase in dividends received during the year ended December 31, 2013 was primarily due to an increase in fees earned for the management of AGNC and MTGE, both of which experienced growth as a result of follow-on equity offerings partially offset by share repurchases and realized losses, as well as fees earned for the management of ACAS CLO 2013-1 and ACAS CLO 2013-2.

Dividend income from ACAM was $83 million and $30 million for the years ended December 31, 2012 and 2011, respectively. The increase in dividends received during the year ended December 31, 2012 was primarily due to an increase in the net income of ACAM, which was primarily generated by an increase in fees earned for the management of AGNC and MTGE, both of which experienced significant growth in their equity capital as a result of follow-on equity offerings in 2012 and 2011.

For the years ended December 31, 2013, 2012 and 2011, we received an additional $6 million, $9 million and $11 million, respectively, of dividends from ACAM which were recorded as a reduction to the cost basis of our investment in ACAM.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees for the years ended December 31, 2013, 2012 and 2011 were $17 million, $16 million and $14 million, respectively.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the years ended December 31, 2013, 2012 and 2011 were $26 million, $20 million and $20 million, respectively. The fees generated from these service agreements increased $6 million, or 30%, for the year ended December 31, 2013 over the comparable periods in 2012 and 2011 due to an increase in the funds under management of ACAM, primarily ACAS CLO 2012-1, ACAS CLO 2013-1 and ACAS CLO 2013-2.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $21 million, $24 million and $14 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Operating Expenses

Operating expenses decreased by $8 million, or 3%, for the year ended December 31, 2013 over the comparable period in 2012 and by $25 million, or 9%, for the year ended December 31, 2012 over the comparable period in 2011. Operating expenses consisted of the following (in millions):

	2013	2012	2011
Interest	$44	$59	$90
Salaries, benefits and stock-based compensation	156	148	143
General and administrative	55	56	55
Total operating expenses	$255	$263	$288

Interest

Interest expense for the year ended December 31, 2013 decreased $15 million, or 25%, over the comparable period in 2012. The decrease in interest expense was primarily attributable to a decrease in the weighted average interest rate on outstanding public and private borrowings for the year ended December 31, 2013 over the comparable period in 2012 as a result of our debt refinancing in August 2012 and the continued paydown of our asset securitizations.

Interest expense for the year ended December 31, 2012 decreased $31 million, or 34%, over the comparable period in 2011. The decrease in interest expense was primarily attributable to a decrease in the weighted average interest rate and weighted average borrowings on outstanding public and private borrowings for the year ended December 31, 2012 over the comparable period in 2011 as well as a decrease in the amortization of deferred financing costs primarily as a result of unscheduled payments on our secured borrowings during 2011.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows (dollars in millions):

	2013	2012	2011
Asset Securitizations:
Cash interest expense	$1	$5	$8
Amortization of deferred financing costs	1	3	3
Total interest expense	$2	$8	$11

Weighted average interest rate, including amortization of deferred financing costs	3.6%	2.0%	1.3%
Weighted average interest rate, excluding amortization of deferred financing costs	1.4%	1.3%	0.9%
Weighted average balance outstanding	$47	$371	$915

Public and Private Borrowings:
Cash interest expense	$36	$43	$59
Amortization of deferred financing costs	6	8	20
Total interest expense	$42	$51	$79

Weighted average interest rate, including amortization of deferred financing costs	6.6%	8.7%	10.6%
Weighted average interest rate, excluding amortization of deferred financing costs	5.6%	7.3%	7.9%
Weighted average balance outstanding	$647	$589	$747

Total Borrowings:
Cash interest expense	$37	$48	$67
Amortization of deferred financing costs	7	11	23
Total interest expense	$44	$59	$90

Weighted average interest rate, including amortization of deferred financing costs	6.4%	6.1%	5.5%
Weighted average interest rate, excluding amortization of deferred financing costs	5.3%	5.0%	5.1%
Weighted average balance outstanding	$694	$960	$1,662

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	2013	2012	2011
Base salaries	$61	$55	$53
Incentive compensation	52	40	35
Benefits	12	11	10
Stock-based compensation	31	42	45
Total salaries, benefits and stock-based compensation	$156	$148	$143

Salaries, benefits and stock-based compensation for the year ended December 31, 2013 increased $8 million, or 5%, from the comparable period in 2012 primarily due to an increase in the number of employees and an increase in base salaries for non-executive officers and incentive compensation partially offset by a reduction in stock-based compensation.

Salaries, benefits and stock-based compensation for the year ended December 31, 2012 increased $5 million, or 3%, from the comparable period in 2011 primarily due to an increase in base salaries for non-executive officers and incentive compensation partially offset by a reduction in stock-based compensation.

As of December 31, 2013, we had 291 total employees compared to 256 and 249 total employees as of December 31, 2012 and 2011, respectively.

In 2013, we granted 3.7 million stock options with a weighted average fair value of $5.88 per option, or $22 million. In 2012, we granted 8.8 million stock options with a weighted average fair value of $4.97 per option, or $44 million, and in 2011, we granted 23.6 million stock options with a weighted average fair value of $3.05 per option, or $72 million. See Note 5 and Note 6 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on stock-based compensation.

Tax (Provision) Benefit

Our tax (provision) benefit consisted of the following (in millions):

	2013	2012	2011
Tax (provision) benefit - net operating income	$(76)	$14	$145
Tax benefit - net realized loss	60	87	75
Tax benefit - loss on extinguishment of debt	—	2	—
Tax (provision) benefit - net unrealized appreciation	(37)	(82)	208
Total tax (provision) benefit	$(53)	$21	$428

During our tax year ended September 30, 2011, we became subject to taxation as a corporation under Subchapter C of the Code. During 2011, we reversed part of our valuation allowance totaling $428 million, which is recorded in our consolidated statements of operations for the year ended December 31, 2011 as $145 million in net operating income, $75 million in total net realized loss and $208 million in total net unrealized appreciation. For the year ended December 31, 2013, the tax provision for net operating income reflects a more normalized tax rate while for the year ended December 31, 2012, the tax benefit for net operating income includes a $129 million one-time benefit due to a tax accounting method change for PIK preferred dividend income accruals. See Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of income taxes.

Net Realized Gain (Loss)

Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	2013	2012	2011
DelStar, Inc.	$44	$—	$—
Mirion Technologies, Inc.	27	1	—
VP Acquisition Holdings, Inc.	—	—	93
Orchard Brands Corporation	16	—	—
CIBT Travel Solutions, LLC	3	12	43
Other, net	27	53	22
Total gross realized portfolio gain	117	66	158

Fosbel Global Services (LUXCO) S.C.A.	(40)	—	—
Paradigm Precision Holdings, LLC	(30)	—	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	(27)	(4)	—
LB-UBS Commercial Mortgage Trust, Series 2007-C6	(15)	—	—
FPI Holding Corporation	(13)	(81)	—
Small Smiles Holding Company, LLC	—	(66)	(19)
Halex Holdings Inc.	—	(27)	—
FreeConference.com, Inc.	—	(24)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	(23)	(12)
Contec, LLC	—	(17)	(117)
Orchard Brands Corporation	—	—	(174)
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	(5)	—	(47)
Citigroup Commercial Mortgage Securities Trust 2007-C6	(11)	—	(30)
GE Commercial Mortgage Corporation, Series 2007-C1	—	—	(18)
NECCO Holdings, Inc.	—	—	(18)
European Touch, LTD. II	—	—	(18)
Other, net	(80)	(95)	(40)
Total gross realized portfolio loss	(221)	(337)	(493)
Total net realized portfolio loss	(104)	(271)	(335)
Interest rate derivative periodic interest payments, net	(6)	(25)	(45)
Interest rate derivative termination payments	(13)	(62)	(5)
Total return swap cash settlements	5	—	—
Foreign currency transactions	3	1	—
Tax benefit	60	87	75
Total net realized loss	$(55)	$(270)	$(310)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

During 2013, our portfolio company DelStar, Inc. was sold. As part of the sale, we received $90 million in cash proceeds, realizing a gain of $44 million partially offset by a reversal of unrealized appreciation of $43 million. We also expect to receive $8 million of additional cash proceeds from this sale that remain held in escrow as of December 31, 2013.

During 2013, due to declining performance, we wrote off a portion of our unsecured mezzanine debt investments in Fosbel Global Services (LUXCO) S.C.A. and realized a loss of $40 million, which was offset by a reversal of unrealized depreciation of $40 million.

During 2013, our portfolio company Paradigm Precision Holdings, LLC was sold. As part of the sale, we received $112 million in cash proceeds, realizing a loss of $30 million partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $13 million of additional cash proceeds from this sale that remain held in escrow as of December 31, 2013.

During 2012, due to declining performance, we wrote off all of our equity investments and mezzanine debt investments in FPI Holding Corporation (“FPI”) and realized a loss of $81 million, which was offset by a reversal of unrealized depreciation of $81 million. In the second quarter of 2013, we wrote off all of our senior term debt investments in FPI and realized a loss of $13 million, which was offset by a reversal of unrealized depreciation of $13 million.

During 2012, a U.S. Bankruptcy Court issued an order authorizing the sale of substantially all of the assets of Small Smiles Holding Company, LLC (“Small Smiles”). The fair value of the consideration we received was zero. Accordingly, in the second quarter of 2012, we wrote off all of our equity and senior debt investments in Small Smiles and realized a loss of $66 million, which was offset by a reversal of unrealized depreciation of $66 million.

During 2011, we sold all of our equity investments and received full repayment of our debt investments in VP Acquisition Holdings, Inc. for $138 million in total proceeds, realizing a gain of $93 million partially offset by a reversal of unrealized appreciation of $60 million.

During 2011, we sold substantially all of our equity investments and received full repayment of our debt investments in CIBT Travel Solutions, LLC and its subsidiaries for $229 million in total cash proceeds, realizing a gain of $43 million fully offset by a reversal of unrealized appreciation of $45 million. During 2012 and 2013, we received additional proceeds from the original sale that were placed in escrow realizing an additional gain of $15 million.

During 2011, we wrote off a majority of our unsecured mezzanine debt investments in Contec, LLC (“Contec”). We did not receive any proceeds, realizing a loss of $117 million fully offset by a reversal of unrealized depreciation. During 2012, we wrote off the remaining portion of our mezzanine debt investments in Contec. We did not receive any proceeds, realizing a loss of $17 million fully offset by a reversal of unrealized depreciation.

During 2011, Appleseed’s Intermediate Holdings, LLC, a wholly-owned operating subsidiary of Orchard Brands Corporation, emerged from bankruptcy after voluntarily filing for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. Based on the reorganization plan, our existing senior first lien notes and senior second lien term A notes were exchanged for new senior first lien notes, junior term notes and common equity of Orchard Brands Corporation and our remaining senior second lien term notes were canceled. As a result, we recognized a loss of $174 million offset by a reversal of unrealized depreciation of $173 million.

During 2011, we wrote off $47 million of non-investment grade CMBS bonds in J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11. We did not receive any proceeds, realizing a loss of $47 million fully offset by a reversal of unrealized depreciation.

We have entered into interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the years ended December 31, 2013, 2012 and 2011, we recorded a realized loss of $6 million and $25 million and $45 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements. For the years ended December 31, 2013, 2012 and 2011, we made $13 million, $62 million and $5 million, respectively, in early termination payments to terminate certain derivative agreements, which were offset by a reversal of unrealized depreciation of $13 million, $55 million and $5 million, respectively.

Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	2013	2012	2011
Gross unrealized appreciation of American Capital One Stop Buyouts®	$190	$270	$302
Gross unrealized depreciation of American Capital One Stop Buyouts®	(292)	(173)	(205)
Gross unrealized appreciation of Sponsor Finance, Direct and Other Investments	91	142	101
Gross unrealized depreciation of Sponsor Finance, Direct and Other Investments	(106)	(45)	(223)
Net unrealized (depreciation) appreciation of private finance portfolio investments	(117)	194	(25)
Net unrealized appreciation (depreciation) of European Capital investment	281	146	(34)
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(14)	(19)	3
Net unrealized (depreciation) appreciation of ACAM	(165)	329	280
Net unrealized appreciation (depreciation) of MTGE	—	12	(5)
Net unrealized (depreciation) appreciation of Structured Products investments	(41)	47	52
Reversal of prior period net unrealized depreciation upon realization	105	296	375
Net unrealized appreciation of portfolio investments	49	1,005	646
Foreign currency translation - European Capital	49	26	(29)
Foreign currency translation - other	3	1	(2)
Derivative agreements	6	7	8
Reversal of prior period net unrealized depreciation upon realization of terminated swaps	13	55	5
Tax (provision) benefit	(37)	(82)	208
Net unrealized appreciation	$83	$1,012	$836

See our “Investment Valuation Policy” in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $3,745 million and fair value of $3,085 million as of December 31, 2013. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

American Capital One Stop Buyouts®

For the year ended December 31, 2013, our private finance portfolio of American Capital One Stop Buyouts® experienced $102 million of net unrealized depreciation driven primarily by declining specific company performance. For the year ended December 31, 2012, our private finance portfolio of American Capital One Stop Buyouts® experienced $97 million of net unrealized appreciation driven primarily by improved company performance, multiple expansion of comparable companies and narrowing investment spreads. For the year ended December 31, 2011, our private finance portfolio of American Capital One Stop Buyouts® experienced $97 million of net unrealized appreciation driven primarily by specific company performance.

Sponsor Finance, Direct and Other Investments

For the year ended December 31, 2013, our private finance portfolio of Sponsor Finance, Direct and Other Investments experienced $15 million of net unrealized depreciation driven primarily by declining specific company performance. For the year ended December 31, 2012, our private finance portfolio of Sponsor Finance, Direct and Other Investments experienced $97 million of net unrealized appreciation driven primarily by improved specific company performance and narrowing investment spreads. For the year ended December 31, 2011, our private finance portfolio of Sponsor Finance, Direct and Other Investments experienced $122 million of net unrealized depreciation driven primarily by specific company performance.

European Capital

As of December 31, 2013, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,093 million and $841 million, respectively. For the year ended December 31, 2013, we recognized net unrealized appreciation of $267 million on our investment in European Capital composed of $281 million unrealized appreciation on our investment and $14 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the year ended December 31, 2012, we recognized net unrealized appreciation of $127 million on our investment in European Capital composed of $146 million unrealized appreciation on our investment and $19 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the year ended December 31, 2011, we recognized net unrealized depreciation of $31 million on our investment in European Capital composed of $34 million unrealized depreciation on our investment and $3 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.

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

For the years ended December 31, 2013 and 2012, we recorded unrealized appreciation of $49 million and $26 million, respectively, for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $52 million and $27 million for foreign currency translation for the years ended December 31, 2013 and 2012, respectively). For the year ended December 31, 2011, we recorded unrealized depreciation of $29 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $31 million for foreign currency translation for the year ended December 31, 2011).

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in European Capital One Stop Buyouts®, Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital’s underlying portfolio investments are recorded at fair value determined in accordance with ASC 820. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital for several reasons including, a public to private liquidity discount, the risks associated with our ability to realize the full fair value of European Capital’s underlying assets and a lack of diversity of income that would be provided if European Capital was managing third-party capital.

During the years ended December 31, 2013 and 2012, the unrealized appreciation on our investment of $281 million and $146 million, respectively, excluding unrealized appreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV. During the year ended December 31, 2011, the unrealized depreciation on our investment of $34 million, excluding unrealized depreciation on foreign currency translation, was due primarily to a decrease in the NAV of European Capital and an increase to the discount applied to NAV.

The following is a summary composition of European Capital’s NAV at fair value and our equity investment’s implied discount to European Capital’s NAV at fair value (€ and $ in millions) as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
Debt investments at fair value	€406	€786	€712
Equity investments at fair value	364	341	262
Other assets and liabilities, net	56	20	92
Third-party secured debt at cost	—	(250)	(271)
Third-party unsecured debt at cost	(107)	(109)	(111)
American Capital unsecured debt at cost	—	(83)	(57)
NAV (Euros)	€719	€705	€627
Exchange rate	1.38	1.32	1.30
NAV (US dollars)	$992	$931	$815
Fair value of American Capital equity investment	$841	$700	$547
Implied discount to NAV	15.2%	24.8%	32.9%

American Capital Asset Management, LLC

ACAM manages the following funds through various subsidiaries: ACSF, European Capital, AGNC, MTGE, ACE I, ACE II, ACAS CLO 2007-1, ACAS CLO 2012-1, ACAS CLO 2013-1 and ACAS CLO 2013-2. ACAM had a cost basis of $356 million and fair value of $870 million as of December 31, 2013. During the year ended December 31, 2013, we recognized unrealized depreciation of $165 million. During the years ended December 31, 2012 and 2011, we recognized unrealized appreciation of $329 million and $280 million on our investment in ACAM, respectively.

The unrealized depreciation on our investment in ACAM for the year ended December 31, 2013 was primarily due to a reduction in projected management fees for managing AGNC and MTGE due to a decrease in the equity capital of each company as a result of share repurchases and realized losses. The unrealized appreciation on our investment in ACAM for the years ended December 31, 2012 and 2011 was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in the equity capital of each company from follow-on equity offerings. During the years ended December 31, 2013, 2012 and 2011, AGNC raised $1.8 billion, $3.8 billion and $4.4 billion of equity capital, respectively. During the years ended December 31, 2013, 2012 and 2011, MTGE raised $584 million, $580 million and $199 million of equity capital, respectively. During the year ended December 31, 2013, AGNC and MTGE repurchased $856 million and $154 million of common stock, respectively. During the year ended December 31, 2013, AGNC and MTGE had realized losses of $1.3 billion and $41 million, respectively.

Structured Products Investments

American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO, CDO and CMBS securities) with a cost basis of $354 million and fair value of $276 million as of December 31, 2013. During the year ended December 31, 2013, we recorded $41 million of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans due to decreasing spreads on underlying collateral as investments are nearing the end of their life. During the years ended December 31, 2012 and 2011, we recorded $47 million and $52 million, respectively, of net unrealized appreciation on our Structured Products investments primarily due to unrealized appreciation on our investments in CLO and CDO portfolios of commercial loans due to a narrowing of investments spreads, higher broker quotes and improved projected cash flows.

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

During the years ended December 31, 2013, 2012 and 2011, we recorded $19 million, $62 million and $13 million of net unrealized appreciation from derivative agreements, primarily due to reversals of unrealized depreciation upon realization of losses for terminated interest rate derivative agreements. The fair value of the liability for our derivative agreements as of December 31, 2013, 2012 and 2011 was $9 million, $27 million and $89 million, respectively, which included a $1 million, $3 million and $17 million, respectively, net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our investment portfolio, cash and cash equivalents and our Revolving Credit Facility. As of December 31, 2013, we had no loans outstanding under our $250 million Revolving Credit Facility. In addition, in September 2013, we entered into an indenture to issue an aggregate of $350 million of long-term unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.50% and mature in September 2018.

As of December 31, 2013, we had $315 million of cash and cash equivalents and $74 million of restricted cash and cash equivalents. As of December 31, 2013, our restricted cash and cash equivalents included $65 million of the funded cash collateral on deposit with a custodian under our total return swaps. During the years ended December 31, 2013 and 2012, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

On February 26, 2014, we amended our $450 million Secured Term Loan Facility. The amendment reduced the interest rate on the Secured Term Loan Facility from LIBOR plus 3.00%, with a LIBOR floor of 1.00%, to LIBOR plus 2.75%, with a LIBOR floor of 0.75%. The amendment also extended the Secured Term Loan Facility's maturity date by one year to August 2017.

As of December 31, 2013, our required principal amortization for the next twelve months consists of $4.5 million scheduled amortization on our Secured Term Loan Facility. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.

Operating, Investing and Financing Cash Flows

For the years ended December 31, 2013, 2012 and 2011, cash provided by operations was $193 million, $164 million and $174 million, respectively. Our cash flows from operations for the years ended December 31, 2013, 2012 and 2011 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the years ended December 31, 2013, 2012 and 2011, net cash provided by investing activities was $173 million, $823 million and $787 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $1,208 million, $1,498 million and $1,066 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had portfolio investments totaling $5.1 billion at fair value, including $1.6 billion in debt investments, $3.2 billion in equity investments and $0.3 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the years ended December 31, 2013, 2012 and 2011, net cash used in financing activities was $382 million, $860 million and $1,026 million, respectively. The primary use of cash from financing activities during the years ended December 31, 2013 and 2012 was debt payments of $178 million and $487 million, respectively, on our asset securitizations and $561 million and $362 million, respectively, for repurchases of our common stock. The primary use of cash from financing activities during the year ended December 31, 2011 was $1,008 million for debt payments and $134 million for repurchases of our common stock, partially offset by a $105 million decrease in debt service escrows.

Debt Capital

Our debt obligations consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2016, net of discount	449	597
Unsecured private notes due September 2018, net of discount	342	—
ACAS Business Loan Trust 2006-1 asset securitization	—	85
ACAS Business Loan Trust 2007-1 asset securitization	—	71
ACAS Business Loan Trust 2007-2 asset securitization	—	22
Total	$791	$775

The daily weighted average debt balance for the years ended December 31, 2013 and 2012 was $694 million and $960 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2013 and 2012 was 6.4% and 6.1%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2013 and 2012 was 5.3% and 5.0%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of December 31, 2013 was 5.1%.

As a BDC, we are permitted to issue Senior Securities in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of December 31, 2013, our asset coverage was 588%.

Private Debt Offering

On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale of the Private Notes, for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes were rated B3, B+

and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of December 31, 2013, we were in compliance with all of the covenants under the Private Notes.

Secured Term Loan Facility

On August 23, 2013, we entered into an amendment (the “Amendment”) to the existing term loan facility under our Senior Secured Term Loan Credit Agreement, dated as of August 22, 2012, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

The Amendment reduced the interest rate on the Secured Term Loan Facility, which had an outstanding principal balance of $450 million as of the closing date, from LIBOR plus 4.25%, with a LIBOR floor of 1.25%, to LIBOR plus 3.00%, with a LIBOR floor of 1.00%. The Amendment also reduced the Secured Term Loan Facility’s scheduled amortization for 2014 and 2015 from $150 million per year to $4.5 million per year and eliminated the mandatory prepayment when the borrowing base coverage exceeds 150%. In addition, pursuant to the Amendment, there was an increase in certain advance rates for collateral when calculating the borrowing base. We may prepay the loans under the Secured Term Loan Facility in full or in part without penalty at our option.

The following table sets forth the scheduled amortization on the amended Secured Term Loan Facility:

August 22, 2014	$4.5 million
August 22, 2015	$4.5 million
Maturity Date (August 22, 2016)	Outstanding Balance

The Secured Term Loan Facility bears interest at a rate of LIBOR plus 3.00%, with a LIBOR floor of 1.00% per annum. As of December 31, 2013, the interest rate on our Secured Term Loan Facility was 4.00%. As of December 31, 2013, we were in compliance with all of the covenants under the Secured Term Loan Facility. The borrowing base coverage for the Secured Term Loan Facility was 355% as of December 31, 2013.

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

We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender’s commitment terminates and the commitment termination date, payable quarterly. As of December 31, 2013, the total commitments under our Revolving Credit Facility were $250 million.

As of December 31, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2013, our NAV was $18.97 per share and our closing market price was $15.64 per share.

During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). In 2013, our Board of Directors extended the Stock Repurchase and Dividend Program through December 31, 2014. Under the Stock Repurchase and Dividend Program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The Stock Repurchase and Dividend Program may be suspended, terminated or modified at any time for any reason. The Stock Repurchase and Dividend Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the year ended December 31, 2013, we repurchased a total of 40.4 million shares of our common stock in the open market for $561 million at an average price of $13.90 per share. During the year ended December 31, 2012, we repurchased a total of 34.8 million shares of our common stock in the open market for $362 million at an average price of $10.39 per share. During the year ended December 31, 2011, we repurchased a total of 17.6 million shares of our common stock in the open market for $134 million at an average price of $7.61 per share.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2013 are as follows (in millions):

	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Secured term loan due August 2016	$450	$5	$445	$—	$—
Unsecured private notes due September 2018	350	—	—	350	—
Interest payments on debt obligations(1)	167	42	79	46	—
Operating leases(2)	160	13	30	31	86
Total	$1,127	$60	$554	$427	$86

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2013.

(2)	Net of estimated sublease revenue.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next thirteen years and contain provisions for certain annual rental escalations. However, certain of the non-cancelable operating leases for office space have been subleased to third-party tenants and we may attempt to further sublease excess office space in the future.

As of December 31, 2013, we had commitments under loan and financing agreements to fund up to $207 million to 20 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

A summary of our loan and equity commitments as of December 31, 2013 is as follows (in millions):

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and equity commitments	$207	$7	$120	$3	$77

Total Return Swaps

American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swaps (“TRS”) with Citibank, N.A. (“Citibank”) on December 19, 2012 (the “2012 TRS”) and March 12, 2013 (the “2013 TRS”). The TRS, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). During the second quarter of 2013, ACTRS provided $41 million of cash collateral for the loans in the Reference Pool for the 2013 TRS. On September 25, 2013, the 2013 TRS was terminated and the $41 million of cash collateral for loans in the Reference Pool for the 2013 TRS was returned to ACTRS. During the fourth quarter of 2013, the 2012 TRS was extended for another 12 month period, ending December 2014, upsized the maximum amount of the loans that can be included in the Reference Pool from $200 million to $400 million (determined at the time each such loan is added to the Reference Pool) and increased the maximum cash collateral requirement to $100 million. On November 22, 2013, ACTRS and Citibank amended the original agreement, while also entering into a separate total return swap (“2012 TRS II”), which encompasses the upsize. Under the terms of the swaps, ACTRS receives from Citibank an amount that is determined by reference to the margin on the interest and fees paid in respect of the loans included in the Reference Pool and ACTRS pays to Citibank a pre-agreed upon spread on the average outstanding amount of the loans and letters of credit included in the Reference Pool. The total return swaps are accounted for as derivatives pursuant to ASC 815. During the year ended December 31, 2013, we received $5 million in cash settlements on the 2012 TRS and 2013 TRS, which was recorded as a net realized gain in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations.

ACTRS is initially required to cash collateralize a certain portion of the face amount of loans included in each Reference Pool, subject to a minimum of $10 million for each Reference Pool at all times. The maximum cash collateral requirement for the 2012 TRS and 2012 TRS II Reference Pools is $100 million. As of December 31, 2013, ACTRS had provided $65 million of cash collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. If ACTRS does not deposit additional cash collateral when required to do so, then Citibank will have the right to terminate the 2012 TRS and 2012 TRS II and seize all or a portion of the cash collateral posted by ACTRS to cover any losses it incurs in such early termination. American Capital’s exposure under the 2012 TRS and 2012 TRS II is limited to the value of assets held at ACTRS, which primarily consists of cash collateral on deposit with Citibank.

As of December 31, 2013, the fair value liability of the 2012 TRS and 2012 TRS II swaps was approximately $0.4 million. As of December 31, 2013, the loans in the 2012 TRS and 2012 TRS II Reference Pools had a notional of approximately $247 million. Realized gains and losses on total return swaps are composed of any gains or losses on the Reference Pool as well as the net interest received or owed at the time of the monthly settlement. Unrealized gains and losses on total return swaps are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the Reference Pool.

Non-Performing Loans Analysis

We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2013, loans on non-accrual status for 19 portfolio companies had a cost basis and fair value of $287 million and $154 million, respectively.

As of December 31, 2013 and 2012, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	2013	2012
Current	$1,377	$1,709
0 - 30 days past due	26	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	54
Total past due accruing loans at cost	26	54
Non-accruing loans at cost	287	260
Total loans at cost	$1,690	$2,023
Non-accruing loans at fair value	$154	$177
Total loans at fair value	$1,580	$1,957
Non-accruing loans at cost as a percent of total loans at cost	17.0%	12.9%
Non-accruing loans at fair value as a percent of total loans at fair value	9.7%	9.0%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	53.7%	68.1%

We believe that debt service collection is probable for our past due accruing loans. Non-accruing loans at cost increased $27 million from December 31, 2012 to December 31, 2013 primarily due to approximately $192 million of loans placed on non-accrual status due to weaker portfolio company performance, $30 million of PIK reserve reversals due to improved portfolio company performance on loans which were already on non-accrual status, $3 million increase on existing loans which were already on non-accrual status, partially offset by approximately $120 million of loan restructurings, exits and write-offs and $78 million of loans removed from non-accrual status due to improved portfolio company performance.

During 2013, we recapitalized four portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $75 million and a fair value of $76 million. Of these recapitalizations, loans which were on non-accrual status had a cost basis and fair value of $53 million and $54 million, respectively.

During 2012, we recapitalized four portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $60 million and a fair value of $57 million. Of these recapitalizations, loans which were on non-accrual status had a cost basis and fair value of $9 million and $6 million, respectively.

Portfolio Company Statistics

We track our portfolio investments on a static pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The 1997-2002 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2002. The following table contains a summary of portfolio statistics as of and for the period ended December 31, 2013:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited) Aggregate	1997- 2002	2003	2004	2005	2006	2007	2008	2011	2012	2013	1997-2013 Static Pools Aggregate
IRR at Fair Value of All Investments(2)	9.1%	19.8%	12.7%	13.1%	10.7%	(2.9%)	9.8%	25.5%	(1.0%)	NM	8.8%
IRR of Exited Investments(3)	10.5%	19.5%	15.8%	20.2%	8.2%	(2.4%)	7.1%	23.4%	17.1%	NM	10.1%
IRR at Fair Value of Equity Investments Only(2)(4)(5)	10.5%	25.8%	24.4%	12.2%	14.8%	(9.1%)	21.2%	38.0%	(43.6%)	NM	10.8%
IRR of Exited Equity Investments Only(3)(4)(5)	17.5%	37.4%	45.8%	38.2%	11.1%	7.9%	21.7%	35.1%	N/A	N/A	24.3%
IRR at Fair Value of All One Stop Buyout® Investments(2)	6.7%	18.0%	14.2%	26.8%	13.1%	1.5%	16.5%	96.8%	(9.3%)	NM	13.0%
IRR at Fair Value of All One Stop Buyout® Equity Investments(2)(4)(5)	6.5%	22.9%	23.6%	38.1%	16.5%	(9.0%)	17.2%	96.8%	(43.6%)	NM	16.7%
IRR at Fair Value of Current One Stop Buyout® Investments(2)	(0.3%)	16.4%	(1.3%)	23.2%	12.4%	(2.1%)	21.0%	96.8%	(9.3%)	NM	9.9%
IRR of Exited One Stop Buyout® Investments(3)	7.8%	16.2%	21.4%	25.8%	11.3%	13.9%	14.2%	N/A	19.6%	NM	14.6%
Committed Investments(7)	$2,408	$1,437	$2,289	$5,135	$5,329	$7,540	$1,063	$208	$880	$271	$26,560
Total Exits and Prepayments of Committed Investments(7)	$2,204	$1,309	$2,084	$2,703	$4,466	$5,721	$728	$168	$282	$12	$19,677
Total Interest, Dividends and Fees Collected	$893	$467	$707	$1,448	$1,493	$1,468	$417	$28	$46	$9	$6,976
Total Net Realized (Loss) Gain on Investments	$(280)	$164	$16	$367	$(316)	$(1,214)	$(132)	$11	$4	$—	$(1,380)
Current Cost of Investments	$179	$110	$213	$1,879	$620	$1,435	$277	$69	$560	$206	$5,548
Current Fair Value of Investments	$77	$224	$77	$2,148	$703	$714	$300	$78	$513	$238	$5,072
Current Fair Value of Investments as a % of Total Investments at Fair Value	1.5%	4.4%	1.5%	42.4%	13.9%	14.1%	5.9%	1.5%	10.1%	4.7%	100.0%
Net Unrealized (Depreciation) Appreciation	$102	$(114)	$136	$(269)	$(83)	$721	$(23)	$(9)	$47	$(32)	$476
Non-Accruing Loans at Cost	$63	$—	$6	$19	$69	$81	$49	$—	$—	$—	$287
Non-Accruing Loans at Fair Value	$31	$—	$1	$8	$20	$49	$45	$—	$—	$—	$154
Equity Interest at Fair Value(4)	$—	$224	$67	$1,834	$425	$317	$139	$28	$122	$59	$3,215
Debt to Adjusted EBITDA(8)(9)(12)(13)(16)	14.5	N/A	1.7	1.7	4.4	5.4	6.4	5.2	4.3	6.7	4.0
Interest Coverage(10)(12)(13)(16)	1.1	N/A	2.3	0.8	2.2	1.5	2.1	3.0	3.1	2.4	1.7
Debt Service Coverage(11)(12)(13)(16)	1.1	N/A	1.5	0.5	1.9	1.3	1.9	2.3	2.8	2.2	1.4
Average Age of Companies(13)(16)	32 yrs	44 yrs	38 yrs	14 yrs	39 yrs	35 yrs	21 yrs	25 yrs	17 yrs	23 yrs	25 yrs
Diluted Ownership Percentage(4)(17)	85%	56%	75%	94%	49%	54%	66%	62%	92%	69%	79%
Average Revenue(13)(14)(16)	$46	$235	$36	$198	$152	$179	$56	$120	$227	$273	$178
Average Adjusted EBITDA(8)(13)(16)	$7	$51	$8	$67	$39	$33	$16	$27	$72	$35	$49
Total Revenue(13)(14)	$171	$1,254	$237	$1,164	$2,945	$2,691	$528	$187	$1,880	$2,317	$13,374
Total Adjusted EBITDA(8)(13)	$16	$187	$40	$258	$368	$261	$111	$41	$414	$455	$2,151
% of Senior Loans(12)(13)(15)	75%	—%	100%	50%	46%	62%	33%	100%	95%	100%	67%
% of Loans with Lien(12)(13)(15)	100%	—%	100%	94%	100%	94%	46%	100%	100%	100%	94%

Majority Owned Portfolio Companies (“MOPC”)(6)	1997-2013 Static Pools Aggregate
Total Number of MOPC	39
Total Revenue(14)	$3,402
Total Gross Profit(14)	$1,724
Total Adjusted EBITDA(8)	$686

Total Capital Expenditures(14)	$107
Total Current ACAS Investment in MOPC at Fair Value	$3,164
Total Current ACAS Investment in MOPC at Cost Basis	$2,992
Total Current ACAS Debt Investment in MOPC at Fair Value	$1,027
Total Current ACAS Debt Investment in MOPC at Cost Basis	$1,095
Diluted Ownership Percentage of ACAS in MOPC(17)	78%

Total Cash(18)	$226
Total Assets(18)	$4,531
Total Debt(18)	$3,459
Total Third-party Debt at Cost(18)	$1,888
Total Shareholders' Equity(18)(19)	$2,896

————————
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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements in accordance with US GAAP requires us to utilize accounting policies and make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

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

We fair value our investments in accordance with the 1940 Act and ASC Topic 820 as determined in good faith by our Board of Directors. We undertake a multi-step valuation process each quarter to determine the fair value of our investments in accordance with ASC 820. The quarterly valuation process begins with the development of a preliminary valuation recommendation for each investment by our FACT team, which is composed of valuation and audit professionals responsible for monitoring portfolio compliance and valuations. In preparing the preliminary valuation recommendations, FACT receives assistance from our investment professionals that both originated and monitor the investment as well as assistance from other departments including operations, accounting and legal. The preliminary valuation recommendations are presented to our Audit and Compliance Committee for review and approval. Subsequent to the approval from our Audit and Compliance Committee, the valuation recommendations are sent to our Board of Directors for final approval.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

•
Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. As of December 31, 2013, we use Level 3 inputs for measuring the fair value of our investments as follows:

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have identified the M&A market as the principal market for our investments in portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, ACAM, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.

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

Investments in Investment Funds

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, Financial Services-Investment Companies, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, any restrictions on the ability to receive dividends, comparisons of market price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, public to private liquidity discounts, expected future cash flows available to equity holders including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of December 31, 2013, we owned all of the equity in European Capital, an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital’s NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.

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

See Note 3 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of December 31, 2013.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. OID and purchased discount and premiums are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date for publicly traded portfolio companies and the record date for private portfolio companies for common equity securities. Dividend income is recognized on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company’s total enterprise value. For investments with PIK interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

We also receive interest and dividend income from our debt and equity investments in our asset management company, ACAM. Interest income from ACAM is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income is recorded on the record date.

A change in the portfolio company valuation assigned by us could have an effect on our accrual of PIK interest income on debt investments and dividend income of preferred stock investments. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest income recognition.

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

Income Taxes

As of December 31, 2013, we have a net deferred tax asset of $414 million associated with our total ordinary deferred tax assets. We also have $404 million in total capital deferred tax assets of which the capital deferred tax assets are fully reserved through a valuation allowance. Assessing the recoverability of a deferred tax asset requires management to consider the company’s history of cumulative pretax losses in the prior three years and make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. We are also required to make estimates related to the expected tax character of recognition of the reversal of the deferred tax assets. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realized the net deferred tax asset could be impacted.

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

The following table reflects the weighted average fair value per employee stock option granted during the years ended December 31, 2013, 2012 and 2011, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes option pricing model.

	2013	2012	2011
Options granted (in millions)	3.7	8.8	23.6
Weighted average fair value per option on grant date	$5.88	$4.97	$3.05
Expected dividend yield	—%	—%	6.2%
Expected volatility	41%	56%	61%
Risk-free interest rate	1.2%	1.2%	2.3%
Expected life (years)	6.7	6.6	6.7

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

Recent Accounting Standards

See Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further information regarding new accounting pronouncements and their potential impact on our consolidated financial statements.

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

As of December 31, 2013, approximately 26% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 45% were at variable rates with interest rate floors, primarily one-month LIBOR, 5% were at variable rates with no interest rate floors and 24% were on non-accrual status (2% of loans on non-accrual status were at variable rates). Additionally, approximately 57% of our borrowings bear interest at variable rates with a 1.00% interest rate floor and 43% of our borrowings bear interest at fixed rates. The one-month LIBOR rate was 0.2% as of December 31, 2013.

We maintain an interest rate risk management strategy under which we use derivative financial instruments to primarily manage the adverse impact of interest rate changes on our cash flows by locking in the spread between our asset yield and the cost of our borrowings and to fulfill our obligation under the terms of our asset securitizations. While our interest rate risk management strategy may mitigate our exposure to adverse fluctuations in interest rates, certain derivative transactions that we may enter into in the future, such as interest rate derivative agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC 815. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on the interest settlement date.

Based on our December 31, 2013 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings (Loss)
Up 400 basis points	$27	$14	$13	$—	$13
Up 300 basis points	$18	$10	$8	$—	$8
Up 200 basis points	$9	$5	$4	$—	$4
Up 100 basis points	$2	$1	$1	$—	$1
Down 100 basis points	$—	$—	$—	$—	$—

(1)	Represents interest rate derivative periodic interest payments.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2013, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized appreciation of $52 million. This was primarily as a result of changes in the Euro and U.S dollar exchange rates.

As of December 31, 2013, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of December 31, 2013. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $42 million.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2013, the fair value of all our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. American Capital, Ltd.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”). American Capital, Ltd.’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of American Capital, Ltd.’s internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (1992 Framework). Based on this assessment and those criteria, management determined that American Capital, Ltd.’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of American Capital, Ltd.’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, American Capital, Ltd.’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited American Capital, Ltd.’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). American Capital, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, financial highlights, and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by custodians as of December 31, 2013 or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital, Ltd. at December 31, 2013 and 2012, and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2013, and its consolidated financial highlights for each of the five years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital, Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia
March 3, 2014

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2013	2012
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,338 and $1,852, respectively)	$1,085	$1,306
Affiliate investments (cost of $302 and $261, respectively)	282	269
Control investments (cost of $3,908 and $3,729, respectively)	3,705	3,690
Total investments at fair value (cost of $5,548 and $5,842, respectively)	5,072	5,265
Cash and cash equivalents	315	331
Restricted cash and cash equivalents	74	140
Interest and dividend receivable	38	39
Deferred tax asset, net	414	455
Other	96	89
Total assets	$6,009	$6,319
Liabilities and Shareholders’ Equity
Debt ($5 and $291 due within one year, respectively)	$791	$775
Other	92	115
Total liabilities	883	890
Commitments and contingencies
Shareholders’ equity
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 274.8 and 310.1 issued and 270.2 and 304.4 outstanding, respectively	3	3
Capital in excess of par value	6,296	6,783
Distributions in excess of net realized earnings	(774)	(875)
Net unrealized depreciation of investments	(399)	(482)
Total shareholders’ equity	5,126	5,429
Total liabilities and shareholders’ equity	$6,009	$6,319
Net Asset Value Per Common Share Outstanding	$18.97	$17.84

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$162	$235	$291
Affiliate investments	40	31	9
Control investments	221	320	243
Total interest and dividend income	423	586	543
Fee income
Non-Control/Non-Affiliate investments	11	9	15
Affiliate investments	1	—	—
Control investments	52	51	33
Total fee income	64	60	48
Total operating revenue	487	646	591
Operating Expenses
Interest	44	59	90
Salaries, benefits and stock-based compensation	156	148	143
General and administrative	55	56	55
Total operating expenses	255	263	288
Net Operating Income Before Income Taxes	232	383	303
Tax (provision) benefit	(76)	14	145
Net Operating Income	156	397	448
Loss on extinguishment of debt, net of tax	—	(3)	—
Net realized (loss) gain
Non-Control/Non-Affiliate investments	(52)	(138)	(383)
Affiliate investments	11	10	1
Control investments	(63)	(143)	47
Foreign currency transactions	3	1	—
Derivative agreements	(14)	(87)	(50)
Tax benefit	60	87	75
Total net realized loss	(55)	(270)	(310)
Net unrealized appreciation (depreciation)
Portfolio company investments	49	1,005	646
Foreign currency translation	52	27	(31)
Derivative agreements	19	62	13
Tax (provision) benefit	(37)	(82)	208
Total net unrealized appreciation	83	1,012	836
Total net gain	28	742	526
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$184	$1,136	$974

Net Operating Income Per Common Share
Basic	$0.53	$1.24	$1.30
Diluted	$0.51	$1.20	$1.26
Net Earnings Per Common Share
Basic	$0.63	$3.55	$2.83
Diluted	$0.61	$3.44	$2.74
Weighted Average Shares of Common Stock Outstanding
Basic	291.6	320.3	343.9
Diluted	303.9	330.3	355.3
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Operations
Net operating income	$156	$397	$448
Loss on extinguishment of debt	—	(3)	—
Net realized loss	(55)	(270)	(310)
Net unrealized appreciation	83	1,012	836
Net earnings	184	1,136	974
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	31	36	11
Repurchase of common stock	(561)	(362)	(134)
Stock-based compensation	32	44	45
Other	11	12	(1)
Net decrease in net assets resulting from capital share transactions	(487)	(270)	(79)
Total (decrease) increase in net assets	(303)	866	895
Net assets at beginning of period	5,429	4,563	3,668
Net assets at end of period	$5,126	$5,429	$4,563

Net asset value per common share outstanding	$18.97	$17.84	$13.87
Common shares outstanding at end of period	270.2	304.4	329.1

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net earnings	$184	$1,136	$974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(120)	(1,094)	(628)
Net realized loss on investments	115	357	385
Loss on extinguishment of debt	—	5	—
Accrued payment-in-kind interest and dividends on investments	(100)	(228)	(196)
Amortization of deferred finance costs, premiums and discounts	7	9	23
Depreciation of property and equipment	6	7	7
Stock-based compensation	32	44	45
Decrease (increase) in deferred tax asset, net	52	(16)	(428)
Increase in interest and dividend receivable	(4)	(10)	(3)
Decrease (increase) in other assets	7	(16)	(6)
Increase (decrease) in other liabilities	27	(9)	(6)
Other	(13)	(21)	7
Net cash provided by operating activities	193	164	174
Investing Activities
Purchases and originations of investments	(1,028)	(588)	(208)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	72	10	(17)
Principal repayments on debt investments	645	979	548
Proceeds from loan syndications and loan sales	14	3	16
Payment of accrued PIK notes and dividend and accreted original issue discounts	187	242	108
Proceeds from equity investments	362	274	394
Increase in cash collateral on total return swaps	(55)	—	—
Interest rate derivative periodic interest payments, net	(6)	(25)	(45)
Interest rate derivative termination payments	(13)	(62)	(5)
Other	(5)	(10)	(4)
Net cash provided by investing activities	173	823	787
Financing Activities
Proceeds from secured term loan	24	597	—
Payments on secured borrowings	(174)	(575)	(425)
Proceeds from unsecured borrowings	342	—	—
Payments on unsecured borrowings	—	(11)	—
Payments on notes payable from asset securitizations	(178)	(487)	(583)
Proceeds from issuance of common stock upon exercise of stock options	31	36	11
Repurchase of common stock	(561)	(362)	(134)
Decrease (increase) in debt service escrows	124	(60)	105
Other	10	2	—
Net cash used in financing activities	(382)	(860)	(1,026)
Net (decrease) increase in cash and cash equivalents	(16)	127	(65)
Cash and cash equivalents at beginning of period	331	204	269
Cash and cash equivalents at end of period	$315	$331	$204

Supplemental Disclosures
Cash paid for interest	$33	$45	$75
Cash paid (received) from taxes	$3	$(5)	$—
Non-cash Investing Activities
Debt investment received from the sale of equity investments	$—	$3	$—
Equity investment received from the contribution of Structured Products investments	$25	$—	$—

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Per Share Data
Net asset value at beginning of the period	$17.84	$13.87	$10.71	$8.29	$15.41
(Loss) gain on extinguishment of debt, net of tax(1)	—	(0.01)	—	—	0.05
Net operating income(1)	0.53	1.24	1.30	0.63	0.56
Net realized loss(1)	(0.18)	(0.84)	(0.90)	(1.77)	(3.42)
Net unrealized appreciation (depreciation)(1)	0.28	3.16	2.43	4.20	(0.96)
Net earnings (loss)(1)	0.63	3.55	2.83	3.06	(3.77)
Issuance of common stock(2)	(0.20)	(0.24)	(0.05)	(0.58)	(0.70)
Shareholder dividends	—	—	—	—	(1.07)
Repurchase of common stock	0.66	0.77	0.32	—	—
Other, net(3)	0.04	(0.11)	0.06	(0.06)	(1.58)
Net asset value at end of period	$18.97	$17.84	$13.87	$10.71	$8.29
Ratio/Supplemental Data
Per share market value at end of period	$15.64	$12.02	$6.73	$7.56	$2.44
Total investment return (loss)(4)	30.12%	78.61%	(10.98%)	209.84%	0.34%
Shares outstanding at end of period	270.2	304.4	329.1	342.4	280.9
Net assets at end of period	$5,126	$5,429	$4,563	$3,668	$2,329
Average net assets(5)	$5,444	$5,152	$4,181	$2,981	$2,444
Average debt outstanding(6)	$694	$960	$1,662	$3,275	$4,307
Average debt outstanding per common share(1)	$2.38	$3.00	$4.83	$10.05	$17.86
Portfolio turnover rate	21.23%	9.47%	5.39%	2.80%	4.09%
Ratio of operating expenses to average net assets	4.68%	5.10%	6.89%	13.28%	23.82%
Ratio of operating expenses, net of interest expense, to average net assets	3.88%	3.96%	4.74%	7.34%	13.34%
Ratio of interest expense to average net assets	0.81%	1.15%	2.15%	5.94%	10.48%
Ratio of net operating income to average net assets	2.87%	7.71%	10.72%	6.84%	5.52%

(1)	Weighted average basic per share data.

(2)	For the year ended December 31, 2009, represents the issuance of shares of common stock in conjunction with the acquisition of European Capital Limited.

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

(4)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(5)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(6)	Based on a daily weighted average balance of debt outstanding during the period.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	N/A	6/19		$16.0	$15.8	$16.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	N/A	5/20		7.0	6.9	7.2
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	3.3%	16.1%	6/14		5.4	5.4	5.3
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)						8.2	8.4
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	18.3
Datapipe, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	9/19		12.5	12.3	12.7
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.7%	3.3%	12/16		15.0	15.0	15.7
		Mezzanine Debt(6)	N/A	11.0%	12/22		1.9	1.9	1.5
								16.9	17.2
Digital Insight Corporation	Internet Software & Services	Senior Debt(6)	8.8%	N/A	10/20		5.0	5.0	5.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock				1,171		2.4	2.1
		Common Units(4)				3,830,068		0.7	—
								3.1	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.5%	11/14		46.6	46.6	46.6
		Redeemable Preferred Stock(6)				919		2.0	2.0
		Convertible Preferred Stock(4)(6)				861,364		21.0	15.2
								69.6	63.8
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				7,607		—	0.1
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	N/A	10.0%	5/17		3.5	3.5	3.5
Mitchell International, Inc.	IT Services	Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	6.9
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	N/A	10/15		1.7	1.6	0.7
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.2
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.3	5.3
Renaissance Learning, Inc.	Software	Senior Debt(6)	8.8%	N/A	5/21		15.0	14.8	14.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.5
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	N/A	1/16-6/16		38.4	38.3	38.7
		Mezzanine Debt(6)	12.3%	3.3%	7/16-11/16		44.5	44.3	44.4
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		48.1	45.3	41.7
								127.9	124.8
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	N/A	3/15		45.5	45.4	45.5
		Mezzanine Debt(6)	12.0%	3.3%	6/15-6/16		59.0	58.8	59.0
		Convertible Preferred Stock(6)				84,043		71.3	71.3
		Common Stock(4)(6)				84,043		—	47.5
								175.5	223.3
Survey Sampling International, LLC	Media	Senior Debt(6)	9.5%	N/A	6/20		51.3	50.3	50.3
Systems Maintenance Services Holding, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	10/20		28.0	27.7	27.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	17.3
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	39.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.6%	5.6%	8/18		90.6	90.3	90.3
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	27.2
		Common Stock(4)(6)				502,144		49.9	—
								341.1	117.5

CMBS INVESTMENTS
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.7	1.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	18.0	5.1
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	N/A	10/17		0.2	0.2	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	8/17		20.8	10.1	1.6
GS Mortgage Securities Trust 2007-GG10(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)	5.8%	N/A	6/17		15.0	—	0.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		136.1	8.4	5.7
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	5.0	1.2
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		38.9	10.2	1.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	2.4
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	11/16		0.5	0.5	0.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)					8.5	8.4	8.0
		Subordinated Notes(6)					25.9	10.9	17.2
								19.3	25.2
ACAS CLO 2013-2, Ltd(7)(8)		Subordinated Notes(6)					8.0	8.1	8.1
ACAS CLO 2014-1, Ltd(7)(8)		Subordinated Notes(6)					20.0	20.0	20.0
APIDOS CLO XIV(7)(8)		Subordinated Notes(6)					3.6	3.4	3.4
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)					20.0	13.1	12.7
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(4)(6)				6,241		3.7	—
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)				13,796		3.9	0.2
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)					15.0	7.8	12.3
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)					2.0	1.7	1.9
Blue Hill CLO, Ltd.(7)(8)		Subordinated Notes(6)					5.6	5.1	5.1
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.3	2.3
Cent 19 CLO, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.1	2.1
Cent CDO 12 Limited(7)(8)		Income Notes(6)					26.4	10.4	21.4
Cent CLO 18 Limited(7)(8)		Subordinated Notes(6)					3.8	3.8	3.8
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)					5.0	2.6	2.4
Champlain CLO(7)(8)		Preferred Securities(4)(6)				1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)				360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)				34,170,000		19.5	6.2
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(4)(6)				3,500,000		5.9	0.1
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)					15.0	11.8	10.2
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)				5,750,000		4.4	3.2
Flagship CLO V(7)(8)		Deferrable Notes(6)					1.7	1.4	1.6
		Subordinated Securities(6)				15,000		7.4	7.4
								8.8	9.0
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)					4.0	0.9	0.5
Galaxy XVI CLO, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.1	2.1
Herbert Park B.V.(7)(8)		Subordinated Notes(6)					28.6	28.7	28.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)					6.7	7.6	4.3
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)					9.0	3.5	4.9
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)					7.0	6.7	7.1
Mayport CLO Ltd.(7)(8)		Income Notes					14.0	8.6	5.4
Neuberger Berman CLO XV, Ltd.(7)(8)		Subordinated Notes(6)					2.8	2.6	2.6
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)				10,000		3.7	5.6
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(4)(6)				5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)					4.5	3.8	4.2
Octagon XIX CLO Warehouse(7)(8)		Subordinated Notes(4)(6)					15.0	15.0	15.0
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)					14.0	14.1	14.8
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)				20,000,000		12.5	9.1
Subtotal Non-Control / Non-Affiliate Investments (21% of total investments at fair value)								$1,338.0	$1,085.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	10.5%	0.8%	3/14		$6.4	$6.4	$6.5
		Redeemable Preferred Stock(6)				859		2.4	2.5
		Common Stock(4)(6)				3,061		5.0	13.7
								13.8	22.7
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	N/A	15.0%	3/14		5.9	3.2	—
		Common Stock(4)(6)				8,569,905		25.4	—
								28.6	—
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	N/A	20.2%	1/14		26.8	26.8	26.7
		Convertible Preferred Stock(4)(6)				5,592,367		9.0	—
		Common Stock(4)(6)				131,315		0.1	—
								35.9	26.7
IS Holdings I, Inc.	Software	Common Stock(6)				1,165,930		—	13.5
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	11.5%	N/A	8/17		26.7	26.5	22.0
		Senior Debt(5)(6)	N/A	16.0%	2/18		12.1	8.9	3.4
		Common Units(4)(6)				10.6%		9.5	—
								44.9	25.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				4,213		—	3.4
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	2.1
		Common Units(4)				350,000		0.4	—
								3.6	2.1
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	11.9%	3.4%	10/15		105.1	104.2	106.0
		Convertible Preferred Stock(6)				12,135,088		66.9	79.2
		Common Stock Warrants(4)				8,563,949		1.3	—
								172.4	185.2
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.3	2.6
Subtotal Affiliate Investments (6% of total investments at fair value)								$301.5	$281.6

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$7.5	$3.7	$3.3
		Common Stock(6)				100%		11.1	23.7
								14.8	27.0
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		70.3	138.2
		Common Stock(4)(6)				20,139,669		15.7	32.6
								86.0	170.8
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		322.8	836.5
								355.8	869.5
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		78.2	30.2
		Common Stock(4)(6)				128,681		10.8	—
		Common Stock Warrants(4)(6)				204,663		17.3	—
								106.3	30.2
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.1	19.9	20.1
		Membership Units(4)(6)				100,000		28.9	17.8
								48.8	37.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	12.0%	2.0%	8/20		12.6	12.4	12.6
		Convertible Preferred Stock(6)				145,316		26.1	59.4
		Common Stock(4)(6)				13,031		1.8	5.0
								40.3	77.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(5)(6)	—%	7.2%	5/14		21.3	14.0	4.5
		Redeemable Preferred Stock(4)(6)				21		42.7	—
								56.7	4.5
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Senior Debt(6)	8.0%	N/A	12/15-10/20		288.3	285.4	288.3
		Convertible Preferred Stock(4)(6)				243,642		144.6	104.3
								430.0	392.6
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.4%	N/A	2/14		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	N/A	8.0%	2/14		5.4	5.4	5.4
		Convertible Preferred Stock(4)(6)				77,504,840		13.6	8.0
								19.0	13.4
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)				57,940,360		44.2	0.9
Dyno Holding Corp.	Auto Components	Senior Debt(6)	9.1%	2.1%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.2%	11/16		33.2	25.5	12.3
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	47.5
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	N/A	3/16		5.8	5.8	5.8
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.4	17.4	17.4
		Common Stock(4)(6)				583		11.1	5.0
								34.3	28.2
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		24.1	22.1
		Redeemable Preferred Stock(4)(6)				21,113		8.9	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								47.2	22.1
European Capital Limited(7)(8)(9)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		1,092.8	841.0
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	N/A	1/17		45.8	45.4	45.8
		Common Membership Units(4)(6)				58,297		44.5	16.8
								89.9	62.6
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.2%	N/A	12/15		41.9	41.9	41.9
		Mezzanine Debt(5)(6)	4.1%	16.3%	12/15		83.2	35.9	15.1
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								94.0	57.0
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	N/A	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		38.4	19.1	7.7
								26.5	15.1
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	N/A	8.0%	1/19		28.2	24.6	10.2
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	N/A	3/14		1.7	1.7	1.5
		Common Stock(4)(6)				64,917		12.9	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.9	1.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	N/A	1/17		6.9	6.9	7.1
		Convertible Preferred Stock(6)				4,000		3.7	10.1
		Common Stock(4)(6)				100%		12.6	2.6
								23.2	19.8
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	—%	12.0%	12/14		16.3	9.8	10.7
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								16.4	10.7
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		13.0	22.8
Hollyhock Limited(7)	Independent Power Producers & Energy Traders	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	7.1
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				313,327		64.5	125.5
		Common Stock(4)(6)				55,290		5.5	9.3
		Common Stock Warrants(4)(6)				222,414		18.6	37.3
								88.6	172.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.8	7.0
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.7	23.7	23.7
		Redeemable Preferred Stock(6)				2,485		2.0	2.0
		Convertible Preferred Stock(6)				51,351		28.8	30.1
		Common Stock(4)				64,546		—	1.4
								54.5	57.2
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	4.3%	6.1%	11/15-12/15		15.7	12.1	5.8
		Common Stock(4)(6)				860,189		0.1	—
								12.2	5.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	3.0%	11.0%	12/17		59.7	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				86,514		55.0	39.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	N/A	12/14		1.9	1.9	1.9
		Mezzanine Debt(6)	N/A	17.0%	12/15		14.1	14.1	14.1
		Mezzanine Debt(5)(6)	N/A	19.0%	12/15		20.7	7.2	5.6
		Common Stock(4)(6)				367,881		4.2	—
								27.4	21.6
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	12.0%	3.3%	3/16		28.4	28.3	28.4
		Redeemable Preferred Stock(6)				36,267		28.5	40.1
		Common Stock(4)(6)				40,295		3.9	1.6
		Common Stock Warrants(4)(6)				116,065		11.6	4.6
								72.3	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	2.6
RD Holdco Inc.	Household Durables	Senior Debt(6)	11.3%	N/A	6/17		16.9	13.8	16.9
		Common Stock(4)(6)				458,596		23.6	12.6
		Common Stock Warrants(4)(6)				56,372		2.9	1.6
								40.3	31.1
RDR Holdings, Inc.	Household Durables	Redeemable Preferred Stock(4)(6)				133		13.3	—
		Convertible Preferred Stock(4)(6)				539		92.1	—
		Common Stock(4)(6)				1,013,471		132.9	—
								238.3	—
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	N/A	5.7%	7/14-12/15		14.2	13.4	14.2
		Senior Debt(5)(6)	N/A	8.0%	12/15		8.6	7.5	—
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								28.5	14.2
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.4	16.4	16.4
		Convertible Preferred Stock(6)				77,447,018		8.7	9.6
		Common Stock(4)(6)				97,540		0.1	—
								25.2	26.0
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	46.8
		Common Stock(6)				150		0.2	0.5
								15.0	47.3
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(4)(6)				1,101,673		180.6	186.7
		Common Stock(4)(6)				275,419		27.6	8.0
								208.2	194.7
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)				122,017		14.8	20.5
		Common Stock(4)(6)				184,994		3.7	28.4
								18.5	48.9
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		31.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	8.0%	N/A	6/15		11.9	11.9	11.9
		Mezzanine Debt(6)	N/A	15.0%	6/15		48.9	33.5	48.9
		Redeemable Preferred Stock(4)				1,890		1.9	3.7
								47.3	64.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	N/A	14.0%	9/14		3.1	3.0	3.0
		Mezzanine Debt(5)(6)	N/A	15.0%	9/14		4.7	3.1	0.8
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								11.0	3.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		51.5	76.4
		Common Stock(4)(6)				175,853		11.4	5.3
								62.9	81.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest				90%		6.7	0.8
Subtotal Control Investments (73% of total investments at fair value)								$3,908.2	$3,705.1
Total Investment Assets								$5,547.7	$5,072.1

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$1.9
Subtotal Derivative Assets						$—	$1.9

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.5)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(4.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.5)
Citibank, N.A.	Total Return Swaps		12/14	2	247.4	—	(0.4)
Subtotal Derivative Liabilities						$—	$(10.4)
Total Derivative Agreements, Net						$—	$(8.5)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
Wells Fargo Advantage Heritage Money Market Fund	$40.1	$40.1
BofA Funds Series Trust - BofA Money Market Reserves	23.0	23.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio	16.0	16.0
JPMorgan Prime Money Market Fund	10.0	10.0
Morgan Stanley Institutional Liquidity Funds - Prime Portfolio	10.0	10.0
Blackrock Liquidity Tempfund Instl Shares #24	5.0	5.0
Dreyfus Institutional Cash Advantage Fund	5.0	5.0
STIT - Liquid Assets Portfolio	5.0	5.0
Federated Prime Obligations Institutional Fund	5.0	5.0
Fidelity Institutional Money Market Fund	5.0	5.0
Federated Prime Cash Obligations Fund	0.1	0.1
Total Money Market Funds	$124.2	$124.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily one-month LIBOR, with interest rate floors. Payment-in-kind interest (“PIK”) represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate.

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

(9)
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), European Capital Limited has one unconsolidated portfolio company, FB Raphael 1 Limited (Farrow & Ball), in which our proportionate share of their investment in FB Raphael 1 Limited (Farrow & Ball) exceeds 5% of our shareholders’ equity as of December 31, 2013. See European Capital Limited’s Consolidated Schedule of Investments in Exhibit 99.1 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2012 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.3%	N/A	12/18-6/19		$19.5	$19.2	$19.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	N/A	5/20		7.0	6.9	6.9
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	3.4%	10.9%	12/13		5.2	5.2	5.2
AmWins Group LLC	Insurance	Senior Debt(6)	9.3%	N/A	12/19		10.0	9.8	9.8
BBB Industries, LLC	Auto Components	Senior Debt(6)	9.3%	N/A	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)						7.1	6.9
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	10.0%	N/A	12/19		12.0	11.7	12.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	16.5
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.6%	1.5%	2/14		20.8	20.5	16.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(6)				26,613		28.6	45.6
		Convertible Preferred Stock(6)				29,569		4.0	5.2
		Common Stock Warrants(4)(6)				89,020		16.9	15.7
								49.5	66.5
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock				1,171		2.0	2.0
		Common Units(4)				3,830,068		0.8	0.1
								2.8	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	—%	14.8%	11/14		20.2	20.2	20.2
		Mezzanine Debt(5)(6)	—%	15.5%	11/14		22.1	11.7	19.8
		Redeemable Preferred Stock(4)(6)				919		0.9	—
		Convertible Preferred Stock(4)(6)				861,364		20.9	—
								53.7	40.0
Flexera Software, LLC	Software	Senior Debt(6)	11.0%	N/A	10/18		15.0	14.1	15.1
Foamex Innovations, Inc.	Household Durables	Common Stock Warrants(4)(6)				14,134		—	0.5
HMSC Corporation	Insurance	Senior Debt(5)(6)	5.7%	N/A	10/14		3.5	2.7	0.8
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(6)	5.7%	N/A	12/14		19.0	19.0	16.9
KIK Custom Products, Inc.(7)	Household Products	Senior Debt(6)	5.3%	N/A	12/14		22.5	22.5	18.0
LCW Holdings, LLC	Real Estate	Senior Debt(6)	11.0%	N/A	10/13		10.2	10.3	10.4
Mitchell International, Inc.	IT Services	Senior Debt(6)	5.6%	N/A	3/15		5.0	5.0	4.7
NBD Holdings Corp.	Diversified Financial Services	Convertible Preferred Stock(4)				84,174		8.6	2.1
		Common Stock(4)				633,408		0.1	—
								8.7	2.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(6)	7.7%	N/A	10/15		2.5	2.5	2.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(6)	N/A	18.0%	4/18		51.2	51.1	51.2
		Convertible Preferred Stock(4)(6)				14,938		14.9	0.8
								66.0	52.0
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	0.9
Qioptiq S.à r.l.(7)	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	4.5%	7.5%	3/18		36.9	36.7	36.7
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		3.1	3.4
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(6)	12%	3.6%	10/14		31.9	31.8	31.9
		Redeemable Preferred Stock(4)(6)				133		13.3	—
		Convertible Preferred Stock(4)(6)				1,541		192.3	—
		Common Stock(4)(6)				15,414		32.7	—
								270.1	31.9
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		0.2	0.4
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.1	16.1	16.1
		Convertible Preferred Stock(6)				77,640,000		8.1	16.9
		Common Stock(6)				78,242		0.1	—
								24.3	33.0
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	N/A	1/16-6/16		40.3	40.2	39.7
		Mezzanine Debt(6)	12.2%	3.3%	7/16-11/16		43.1	42.8	41.7
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		40.3	18.3	29.5
								101.3	110.9
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	N/A	6/14		46.3	46.1	46.3
		Mezzanine Debt(6)	12.0%	3.3%	6/15-6/16		57.0	56.7	57.0
		Convertible Preferred Stock(6)				84,043		65.9	65.8
		Common Stock(4)(6)				84,043		—	18.5
								168.7	187.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Survey Sampling International, LLC	Media	Mezzanine Debt(6)	12.0%	3.0%	7/18		41.9	41.5	41.5
ThreeSixty Sourcing, Inc.(7)	Commercial Services & Supplies	Common Stock Warrants(4)				35		4.1	—
Transtar Holding Company	Auto Components	Senior Debt(6)	9.8%	N/A	10/19		8.0	7.8	7.8
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	3.2
								3.9	3.3
Unipex Neptune International S.A.S.(7)	Chemicals	Senior Debt(6)	8.0%	0.5%	9/19		10.8	10.8	10.8
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt	10.5%	N/A	6/20		40.0	39.2	39.2
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	10.2%	4.8%	7/16		103.5	103.1	102.5
		Convertible Preferred Stock(4)(6)				2,008,575		238.0	105.5
		Common Stock(4)(6)				502,144		49.9	—
								391.0	208.0

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	2/17-2/18		12.4	4.0	0.2
CD 2007-CD4 Commercial Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	4/17		14.0	8.7	0.2
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	8.8	0.5
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		67.5	30.4	7.4
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	N/A	10/17		3.7	2.5	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	8/17		20.8	10.3	1.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		52.3	9.0	0.7
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		36.6	20.2	0.9
LB-UBS Commercial Mortgage Trust 2008-C1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	7/23-7/24		19.4	7.4	1.1
ML-CFC Commercial Mortgage Trust 2007-6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		10.0	5.8	0.5
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		52.0	18.1	2.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.6%	N/A	10/17-9/22		64.7	33.3	1.8
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.0%	N/A	11/16		5.0	2.8	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)					8.5	8.4	7.2
		Subordinated Notes(6)					25.9	13.3	20.6
								21.7	27.8
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)					20.0	15.5	16.3
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(6)				6,241		5.7	3.8
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)				13,796		4.5	8.1
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)					15.0	8.8	17.4
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)					2.0	1.7	1.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Cent CDO 12 Limited(7)(8)		Income Notes(6)					26.4	13.0	26.1
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)					5.0	2.1	2.8
Champlain CLO(7)(8)		Preferred Securities(6)				1,000,000		0.5	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)				360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)				34,170,000		23.8	8.7
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(6)				3,500,000		5.0	3.1
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)					15.0	12.2	12.1
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)				5,750,000		3.1	3.4
Flagship CLO V(7)(8)		Deferrable Notes(6)					1.7	1.4	1.3
		Subordinated Securities(6)				15,000		7.8	11.1
								9.2	12.4
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)					4.0	1.4	0.6
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)					6.7	7.3	5.6
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)					9.0	4.0	7.8
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)					7.0	6.6	6.7
Mayport CLO Ltd.(7)(8)		Income Notes					14.0	9.5	10.4
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)				10,000		4.1	7.7
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(6)				5,000,000		1.9	3.0
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)					10.0	9.0	9.0
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)					14.0	14.8	16.7
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)				20,000,000		13.0	16.0
Subtotal Non-Control / Non-Affiliate Investments (25% of total investments at fair value)								$1,852.0	$1,306.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	8.8%	0.7%	12/13		$6.4	$6.4	$6.4
		Redeemable Preferred Stock(4)(6)				859		1.6	2.1
		Common Stock(4)(6)				3,061		5.0	—
								13.0	8.5
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(5)	N/A	15.0%	2/13		5.4	3.2	0.5
		Common Stock(4)(6)				8,569,905		25.4	—
								28.6	0.5
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	N/A	19.6%	12/13		21.9	20.8	20.7
		Convertible Preferred Stock(4)(6)				5,592,367		8.9	13.3
		Common Stock(4)(6)				131,315		0.1	0.3
		Common Stock Warrants(4)(6)				5,653,978		—	5.1
								29.8	39.4
IEE Holding 1 S.A.(7)	Auto Components	Common Stock(4)				250,000		4.5	11.9
IS Holdings I, Inc.	Software	Common Stock(4)(6)				1,165,930		—	14.4
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	N/A	16.0%	8/14		10.3	10.3	9.8
		Common Units(4)(6)				10.6%		9.5	3.6
								19.8	13.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				4,213		1.2	3.1
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	—
		Common Units(4)				350,000		0.3	—
								3.5	—
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(4)				7,075		0.7	1.9
		Common Stock(4)				40,688		0.6	2.1
								1.3	4.0
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	11.9%	3.4%	9/14		101.5	100.2	100.7
		Convertible Preferred Stock(6)				12,135,088		56.0	67.9
		Common Stock Warrants(4)				6,521,904		1.3	1.7
								157.5	170.3
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.1	3.4
Subtotal Affiliate Investments (5% of total investments at fair value)								$261.3	$268.9

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(4)(6)				589		$6.4	$—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$6.4	3.7	2.0
		Common Stock(6)				100%		6.0	17.2
								9.7	19.2
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		63.5	132.6
		Common Stock(4)(6)				20,139,669		15.6	33.3
								79.1	165.9
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	3.2%	N/A	9/16		9.0	9.0	9.0
		Common Membership Interest(6)				100%		140.1	819.4
								149.1	828.4
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	12.5%	1.4%	7/16		35.7	35.5	35.7
		Redeemable Preferred Stock(4)(6)				403,357		43.9	44.8
		Common Stock(4)(6)				128,681		10.8	—
		Common Stock Warrants(4)(6)				204,663		17.3	—
								107.5	80.5
ASAP Industries Holdings, LLC	Energy Equipment & Services	Senior Debt(6)	5.8%	N/A	1/17		26.3	25.0	26.2
		Mezzanine Debt(6)	12.0%	2.0%	12/18		19.7	19.5	19.7
		Membership Units(4)(6)				100,000		28.9	25.1
								73.4	71.0
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(6)	11.0%	—%	1/14		12.9	12.9	12.9
		Mezzanine Debt(6)	4.0%	14.6%	1/15		35.0	34.9	35.0
		Convertible Preferred Stock(6)				145,316		24.5	34.5
		Common Stock(4)(6)				13,031		1.8	2.9
								74.1	85.3
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	—%	7.2%	5/14		19.8	19.8	19.8
		Redeemable Preferred Stock(4)(6)				21,215		42.7	—
								62.5	19.8
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)				858,410		—	1.2
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		40.0	39.6	40.0
		Convertible Preferred Stock(4)(6)				100,000		57.0	45.9
								96.6	85.9
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.5%	N/A	2/13		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Senior Debt(6)	N/A	3.0%	2/13		1.1	1.1	1.1
		Convertible Preferred Stock(4)(6)				11,532,842		12.4	2.3
								13.5	3.4
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)				57,940,360		46.5	2.8
Dyno Holding Corp.	Auto Components	Senior Debt(6)	9.8%	1.7%	11/15		40.3	40.2	40.3
		Mezzanine Debt(6)	N/A	7.3%	11/16		17.9	17.8	17.9
		Mezzanine Debt(5)(6)	N/A	N/A	11/16		14.0	11.6	1.0
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								120.2	59.2
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(6)	N/A	16.5%	12/14		16.3	16.3	16.3
		Common Stock(4)(6)				583		11.1	10.4
								27.4	26.7
eLynx Holdings, Inc.	IT Services	Senior Debt(6)	7.7%	—%	6/14		1.9	1.9	1.9
		Convertible Preferred Stock(6)				11,728		25.8	32.1
		Redeemable Preferred Stock(4)(6)				21,113		9.0	5.4
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								50.9	39.4
European Capital Limited(7)(8)	Diversified Financial Services	Subordinated Debt(6)	N/A	7.3%	6/15		109.2	109.1	109.2
		Ordinary Shares(4)(6)				100%		1,267.3	700.2
								1,376.4	809.4
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	N/A	1/17		46.7	46.2	46.7
		Common Membership Units(4)(6)				58,297		44.5	3.8
								90.7	50.5
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(6)	8.3%	N/A	2/13-10/13		40.1	40.1	40.1
		Mezzanine Debt(5)(6)	4.5%	15.8%	4/14-10/14		69.8	36.9	14.4
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								93.2	54.5
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(4)(6)				31,250		8.1	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	N/A	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	N/A	18.8%	10/18-10/19		78.2	37.8	29.9
		Redeemable Preferred Stock(4)				18,449,456		18.5	—
		Convertible Preferred Stock(4)				1,519,368		3.0	—
		Common Stock(4)				108,526		0.2	—
								66.9	37.3
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	N/A	9.9%	2/13-6/14		38.0	34.0	11.1
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(5)(6)	8.5%	N/A	5/13		8.1	6.4	5.2
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	N/A	3/14		1.6	1.6	—
		Common Stock(4)(6)				64,917		12.9	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.8	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	9.5%	N/A	1/17		15.4	15.1	15.3
		Senior Debt(5)(6)	12.0%	N/A	1/17		5.2	3.9	5.6
		Convertible Preferred Stock(4)(6)				4,000		1.0	—
		Common Stock(4)(6)				100%		0.7	—
								20.7	20.9
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	—%	12.0%	12/14		14.4	9.8	7.4
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								16.4	7.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		1.5	1.5
LLSC Holdings Corporation	Personal Products	Mezzanine Debt(6)	12.0%	N/A	8/16		5.5	5.5	5.5
		Convertible Preferred Stock(4)(6)				7,496		8.1	15.1
		Common Stock(4)(6)				833		—	1.7
		Common Stock Warrants(4)(6)				675		—	1.4
								13.6	23.7
LVI Holdings, LLC	Professional Services	Senior Debt(6)	7.2%	N/A	2/13		2.7	2.7	2.7
		Mezzanine Debt(5)(6)	12.0%	6.0%	2/13		14.5	8.9	2.9
								11.6	5.6
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				424,188		75.6	184.6
		Common Stock(4)(6)				55,290		5.5	11.6
		Common Stock Warrants(4)(6)				222,414		18.6	46.6
								99.7	242.8
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)				100		1.5	4.2
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	2.0%	7/16		33.3	33.3	33.3
		Redeemable Preferred Stock(6)				2,485		1.6	1.6
		Convertible Preferred Stock(4)(6)				51,351		18.2	21.0
								53.1	55.9
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	4.8%	4.7%	8/13-11/13		17.0	15.1	10.5
		Common Stock(4)(6)				860,189		0.1	—
								15.2	10.5
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	3.1%	10.9%	12/17		53.3	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(6)	0.2%	6.6%	4/16-4/17		85.7	71.2	72.8
		Common Stock(4)(6)				72,953		54.3	1.3
								125.5	74.1
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(6)	6.9%	11.3%	4/18-7/18		141.4	129.9	141.5
		Mezzanine Debt(5)(6)	N/A	20.5%	7/18		22.6	9.9	5.5
		Common Membership Units(4)(6)				478,488		17.5	—
								157.3	147.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	11.0%	N/A	12/13		5.9	5.9	5.9
		Mezzanine Debt(6)	N/A	17.0%	12/14		11.9	11.8	11.9
		Mezzanine Debt(5)(6)	N/A	19.0%	12/14		17.1	7.3	0.1
		Common Stock(4)(6)				367,881		4.2	—
								29.2	17.9
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	12.0%	3.3%	3/16		27.4	27.3	27.4
		Redeemable Preferred Stock(6)				36,267		25.4	37.0
		Common Stock(6)				40,295		3.9	2.7
		Common Stock Warrants(4)(6)				116,065		11.6	7.6
								68.2	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	N/A	6.6%	7/14-12/15		22.7	20.8	21.6
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	6.5
								28.4	28.1
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(6)				1,101,673		169.6	169.6
		Common Stock(4)(6)				275,419		27.5	—
								197.1	169.6
Specialty Brands Holdings, Inc.	Food Products	Mezzanine Debt(6)	12.0%	2.1%	5/14		37.0	36.9	37.1
		Redeemable Preferred Stock(6)				122,017		13.3	19.0
		Common Stock(4)(6)				128,175		2.3	25.7
		Common Stock Warrants(4)(6)				56,819		1.4	11.4
								53.9	93.2
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		2.1	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(6)	10.0%	2.5%	6/18		27.5	27.5	22.8
		Common Units(4)(6)				490,000		2.0	5.5
								29.5	28.3
UFG Real Estate Holdings, LLC(8)	Real Estate	Common Membership(4)(6)						—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(6)	12.0%	2.0%	2/15		5.2	5.2	5.2
		Redeemable Preferred Stock(4)(6)				301,556		18.8	23.4
		Common Stock Warrants(4)(6)				6,862		0.2	—
								24.2	28.6
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	9.5%	N/A	7/13		10.4	10.4	10.4
		Mezzanine Debt(6)	N/A	15.0%	7/13		42.1	26.7	42.1
		Redeemable Preferred Stock(4)				1,890		1.9	—
								39.0	52.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	N/A	14.6%	12/13		6.6	6.6	6.6
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	0.3
		Common Membership Units(4)(6)				27,400		1.9	—
								11.5	6.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		45.6	85.1
		Common Stock(6)				175,853		11.4	21.3
								57.0	106.4

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest				90%		9.8	1.2
Subtotal Control Investments (70% of total investments at fair value)								$3,728.5	$3,689.6
Total Investment Assets								$5,841.8	$5,264.9

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Floating/ Receive Fixed(6)	LIBOR/5.1%	8/19	1	$8.7	$—	$10.6
Subtotal Derivative Assets						$—	$10.6

Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.1%/LIBOR	8/16-8/19	2	$122.4	$—	$(16.5)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.3%/LIBOR	5/16-11/19	3	98.6	—	(13.4)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(6)	5.2%/LIBOR	11/19	1	71.6	—	(2.7)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(5.0)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.5%/LIBOR	2/13	1	9.2	—	(0.1)
Citibank, N.A.	Total Return Swap		12/13	1	200.0	—	—
Subtotal Derivative Liabilities						$—	$(37.7)
Total Derivative Agreements, Net						$—	$(27.1)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2012 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
JP Morgan Prime Money Market Fund Capital	$68.0	$68.0
Wells Fargo Advantage Heritage Fund	40.0	40.0
JP Morgan Liquid Assets Money Market Fund	7.2	7.2
Fidelity Institutional Prime Money Market Portfolio Institutional Class	6.0	6.0
First American Prime Obligation Z	5.5	5.5
Federated Inv PR CSH OBL-IS	4.0	4.0
Fidelity Institutional Money Market Treasury Portfolio - Class I	3.0	3.0
Invesco Short Term Investments Trust Liquid Assets Portfolio Corporate Class	2.0	2.0
Total Money Market Funds	$135.7	$135.7

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily one-month LIBOR, with interest rate floors. Payment-in-kind interest (“PIK”) represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate.

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

American Capital, Ltd., (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

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

Reclassifications

We have reclassified certain prior period amounts in our consolidated financial statements to conform to our current period presentation. These reclassifications had no impact on prior period net earnings or shareholders’ equity.

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

We have determined that for the periods presented in our audited consolidated financial statements included in this Annual Report on Form 10-K, two unconsolidated portfolio companies, European Capital Limited (“European Capital”) and American Capital Asset Management, LLC (“ACAM”), have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to our Form 10-K. As such, separate financial statements for European Capital and ACAM are filed herewith as Exhibits 99.1 and 99.2, respectively.

American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. (“Citibank”). ACTRS does not have any other operations or activities beyond the TRS investments. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). See Note 10 to these consolidated financial statements for further discussion of the accounting for ACTRS’ TRS investment. Our investments in other nonregistered investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated.

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

We fair value our investments in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. We undertake a multi-step valuation process each quarter to determine the fair value of our investments in accordance with ASC 820. The quarterly valuation process begins with the development of a preliminary valuation recommendation for each investment by our Financial Advisory and Consulting Team (“FACT”), which is composed of valuation and audit professionals responsible for monitoring portfolio compliance and valuations. In preparing the preliminary valuation recommendations, FACT receives assistance from our investment professionals that both originated and monitor the investment as well as assistance from other departments including operations, accounting and legal. The preliminary valuation recommendations are presented to our Audit and Compliance Committee for review and approval. Subsequent to the approval from our Audit and Compliance Committee, the valuation recommendations are sent to our Board of Directors for final approval.

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

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have identified the M&A market as the principal market for our investments in portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, ACAM, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.

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

Investments in Investment Funds

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, any restrictions on the ability to receive dividends, comparisons of market price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, public to private liquidity discounts, expected future cash flows available to equity holders including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

As of December 31, 2013, we owned all of the equity in European Capital, an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital’s NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of money market funds, demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with multiple large commercial financial institutions.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily consist of funded cash collateral on deposit with a custodian under our total return swaps. Restricted cash and cash equivalents are carried at cost which approximates fair value.

 Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) and purchased discount and premiums are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date for publicly traded portfolio companies and the record date for private portfolio companies for common equity securities. Dividend income is recognized on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company’s total enterprise value. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

We also receive interest and dividend income from our debt and equity investments in our asset management company, ACAM. Interest income from ACAM is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income is recorded on the record date.

A change in the portfolio company valuation assigned by us could have an effect on our accrual of PIK interest income on debt investments and dividend income of preferred stock investments. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest income recognition.

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

Fee Income Recognition

Fees primarily include asset management, portfolio company management, transaction structuring, financing and prepayment fees. Asset management fees primarily represent fees for providing investment advisory and support services to ACAM, our asset management portfolio company. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our private finance portfolio companies. Asset management and portfolio company management fees are recognized as earned, provided that collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Debt prepayment fees are recognized as they are received.

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

Unrealized appreciation or depreciation reflects the difference between the Board of Directors’ valuation of the investment and the cost basis of the investment. For portfolio investments denominated in a functional currency other than the U.S. dollar, the cost basis of our investment is translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is recorded as foreign currency translation in our consolidated statements of operations.

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

The transfers of financial assets to funds managed by subsidiaries of our wholly-owned portfolio company, ACAM, have been treated as sales by us under ASC 860. The transfer of financial assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under ASC 860.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-04”). ASU 2013-04 provides guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is considered fixed at the reporting date. The requirements of ASU 2013-04 apply to all obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date except for specific obligations otherwise accounted for in the FASB codification. ASU 2013-04 is effective for all prior periods in fiscal years beginning on or after December 15, 2013 and interim reporting periods within those years and should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of the fiscal year of adoption. Early adoption is permitted. We do not believe the adoption of ASU 2013-04 will have a material impact on our consolidated financial statements.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data.

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of December 31, 2013 and 2012:

	2013
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$1,060	$1,060
Mezzanine Debt	—	—	520	520
Preferred Equity	—	—	1,125	1,125
Common Equity	—	—	2,091	2,091
Structured Products	—	—	276	276
Derivative Agreements, Net	—	(9)	—	(9)
Total	$—	$(9)	$5,072	$5,063

	2012
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$843	$843
Mezzanine Debt	—	—	1,114	1,114
Preferred Equity	—	—	1,194	1,194
Common Equity	—	—	1,867	1,867
Structured Products	—	—	247	247
Derivative Agreements, Net	—	(27)	—	(27)
Total	$—	$(27)	$5,265	$5,238

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the years ended December 31, 2013 and 2012. Our investments in warrants are presented based on the type of equity they can be converted into.

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, January 1, 2013	$843	$1,114	$1,194	$1,867	$247	$5,265
Net realized gain (loss)(1)	2	(41)	33	5	(101)	(102)
Reversal of prior period net depreciation (appreciation) on realization(2)	9	20	(26)	2	100	105
Net unrealized (depreciation) appreciation(2)(3)	(1)	(68)	(92)	197	(40)	(4)
Purchases(4)	584	81	138	239	96	1,138
Sales(5)	(14)	—	(163)	(257)	—	(434)
Settlements, net(6)	(363)	(586)	41	38	(26)	(896)
Balances, December 31, 2013	$1,060	$520	$1,125	$2,091	$276	$5,072

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2012	$1,054	$1,464	$1,110	$1,249	$218	$(89)	$5,006
Net realized loss(1)	(28)	(37)	(156)	(17)	(52)	(75)	(365)
Reversal of prior period net depreciation on realization(2)	30	33	168	21	51	67	370
Net unrealized appreciation (depreciation)(2)(3)	60	37	44	535	48	(14)	710
Purchases(4)	355	176	212	150	9	—	902
Sales(5)	(3)	—	(201)	(111)	—	—	(315)
Settlements, net(6)	(625)	(559)	17	40	(27)	75	(1,079)
Transfers out of Level 3(7)	—	—	—	—	—	36	36
Balances, December 31, 2012	$843	$1,114	$1,194	$1,867	$247	$—	$5,265

(1)
Included in net realized (loss) gain in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital other assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also, excludes realized gain (loss) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation in the consolidated statements of operations.

(3)
Excludes unrealized appreciation (depreciation) related to foreign currency translation for American Capital other assets and liabilities not measured at fair value that are denominated in a foreign currency.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2013:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$598	Enterprise discounted cash flow	Discount rate	10%	38%	15%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	(35%)	(54%)
			Control premium	—%	23%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	(35%)	(44%)
Mezzanine Debt	$433	Enterprise discounted cash flow	Discount rate	12%	30%	16%
			Terminal value growth rate	3%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	—%	(40%)
			Control premium	9%	23%	18%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%	(23%)
Preferred Equity	$1,041	Enterprise discounted cash flow	Discount rate	12%	65%	15%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	—%	(31%)
			Control premium	9%	23%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(9%)
Common Equity	$2,091	Enterprise discounted cash flow	Discount rate	9%	37%	17%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	—%	(29%)
			Control premium	—%	29%	7%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(22%)

Market Yield Valuation Methodology
Senior Debt	$462	Discounted cash flow	Market yield	8%	25%	12%
			Estimated remaining life	0 yrs	4 yrs	3 yrs
Mezzanine Debt	$87	Discounted cash flow	Market yield	18%	20%	18%
			Estimated remaining life	3 yrs	4 yrs	3 yrs
Preferred Equity	$84	Discounted cash flow	Market yield	18%	22%	22%
			Estimated remaining life	1 yr	4 yrs	1 yr
Structured Products	$276	Discounted cash flow	Discount rate	5%	25%	13%
			Constant prepayment rate	10%	35%	29%
			Constant default rate	—%	2%	2%
	$5,072

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2012:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$377	Enterprise discounted cash flow	Discount rate	10%	55%	17%
			Terminal value growth rate	—%	4%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(28%)
			Control premium	—%	23%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	(5%)	(31%)
Mezzanine Debt	$942	Enterprise discounted cash flow	Discount rate	13%	82%	17%
			Terminal value growth rate	3%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(58%)	10%	(27%)
			Control premium	—%	23%	17%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	40%	(26%)
Preferred Equity	$1,122	Enterprise discounted cash flow	Discount rate	11%	55%	14%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(58%)	15%	(16%)
			Control premium	11%	23%	17%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	40%	(9%)
Common Equity	$1,867	Enterprise discounted cash flow	Discount rate	7%	82%	17%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	15%	(18%)
			Control premium	—%	23%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	40%	(12%)

Market Yield Valuation Methodology
Senior Debt	$466	Discounted cash flow	Market yield	7%	25%	13%
			Estimated remaining life	1 yr	4 yrs	2 yrs
Mezzanine Debt	$172	Discounted cash flow	Market yield	14%	21%	17%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Preferred Equity	$72	Discounted cash flow	Market yield	18%	20%	20%
			Estimated remaining life	1 yr	3 yrs	1 yr
Structured Products	$247	Discounted cash flow	Discount rate	8%	133%	14%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	4%	2%
	$5,265

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of December 31, 2013 and 2012:

	2013	2012
Cost
Senior Debt	19.9%	15.2%
Mezzanine Debt	10.6%	19.4%
Preferred Equity	24.5%	24.2%
Common Equity	38.6%	34.6%
Structured Products	6.4%	6.6%
Total	100.0%	100.0%

Fair Value
Senior Debt	20.9%	16.0%
Mezzanine Debt	10.3%	21.2%
Preferred Equity	22.2%	22.7%
Common Equity	41.2%	35.4%
Structured Products	5.4%	4.7%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of December 31, 2013 and 2012. Our investments in European Capital, CLO and CDO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	2013	2012
Cost
Life Sciences Tools and Services	18.5%	11.5%
Capital Markets	9.0%	3.9%
Household Durables	6.7%	6.4%
Hotels, Restaurants and Leisure	5.3%	4.7%
Commercial Services and Supplies	3.9%	4.8%
Construction and Engineering	4.2%	3.8%
Pharmaceuticals	4.2%	4.0%
Computers and Peripherals	3.5%	3.4%
Health Care Providers and Services	3.4%	3.1%
Real Estate and Real Estate Investment Trusts	3.1%	5.5%
Professional Services	3.1%	4.4%
Health Care Equipment and Supplies	3.0%	3.1%
Internet and Catalog Retail	3.0%	4.5%
Diversified Consumer Services	2.9%	2.5%
Diversified Financial Services	2.8%	2.6%
Auto Components	2.7%	4.5%
Electrical Equipment	2.4%	2.6%
IT Services	2.3%	1.3%
Oil, Gas and Consumable Fuels	2.1%	2.1%
Food Products	1.7%	2.8%
Energy Equipment and Services	1.5%	2.0%
Other	10.7%	16.5%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

	2013	2012
Fair Value
Capital Markets	22.3%	20.0%
Life Sciences Tools and Services	12.8%	7.0%
Health Care Providers and Services	5.7%	5.2%
Pharmaceuticals	5.6%	4.4%
Hotels, Restaurants and Leisure	5.5%	4.0%
Construction and Engineering	4.8%	4.0%
Electrical Equipment	4.4%	5.9%
Health Care Equipment and Supplies	3.8%	3.6%
Commercial Services and Supplies	3.6%	5.1%
Professional Services	3.1%	4.0%
Internet and Catalog Retail	2.9%	3.5%
Computers and Peripherals	2.1%	2.1%
Diversified Consumer Services	2.0%	2.0%
Real Estate and Real Estate Investment Trusts	2.0%	1.9%
Diversified Financial Services	1.8%	1.2%
IT Services	1.7%	1.0%
Electronic Equipment, Instruments and Components	1.7%	2.2%
Food Products	1.7%	2.7%
Oil, Gas & Consumable Fuels	1.6%	1.2%
Energy Equipment and Services	1.5%	1.9%
Other	9.4%	17.1%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products and derivative agreements, as of December 31, 2013 and 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	2013	2012
Cost
International	22.6%	27.8%
Mid-Atlantic	22.2%	18.3%
Southwest	14.2%	17.9%
North-Central	12.6%	6.9%
South-Central	10.0%	9.2%
Northeast	9.1%	10.7%
Southeast	8.8%	8.8%
Northwest	0.5%	0.4%
Total	100.0%	100.0%

Fair Value
Mid-Atlantic	27.8%	28.8%
International	18.7%	18.7%
Southwest	15.0%	20.5%
North-Central	13.7%	7.2%
Northeast	9.9%	11.1%
Southeast	9.8%	10.2%
South-Central	4.6%	3.1%
Northwest	0.5%	0.4%
Total	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2016, net of discount	449	597
Unsecured private notes due September 2018, net of discount	342	—
ACAS Business Loan Trust 2006-1 asset securitization	—	85
ACAS Business Loan Trust 2007-1 asset securitization	—	71
ACAS Business Loan Trust 2007-2 asset securitization	—	22
Total	$791	$775

The daily weighted average debt balance for the years ended December 31, 2013 and 2012 was $694 million and $960 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2013 and 2012 was 6.4% and 6.1%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2013 and 2012 was 5.3% and 5.0%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of December 31, 2013 was 5.1%.

As of December 31, 2013 and 2012, the aggregate fair value of the above borrowings was $817 million and $781 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of December 31, 2013 and 2012. It assumes

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Private Debt Offering

On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes were rated B3, B+ and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of December 31, 2013, we were in compliance with all of the covenants under the Private Notes.

Secured Term Loan Facility

On August 23, 2013, we entered into an amendment (the “Amendment”) to the existing term loan facility under our Senior Secured Term Loan Credit Agreement, dated as of August 22, 2012, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Secured Term Loan Facility”).

The Amendment reduced the interest rate on the Secured Term Loan Facility, which had an outstanding principal balance of $450 million as of the closing date, from LIBOR plus 4.25%, with a LIBOR floor of 1.25%, to LIBOR plus 3.00%, with a LIBOR floor of 1.00%. The Amendment also reduced the Secured Term Loan Facility’s scheduled amortization for 2014 and 2015 from $150 million per year to $4.5 million per year and eliminated the mandatory prepayment when the borrowing base coverage exceeds 150%. In addition, pursuant to the Amendment, there was an increase in certain advance rates for collateral when calculating the borrowing base. We may prepay the loans under the Secured Term Loan Facility in full or in part without penalty at our option.

In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments, $426 million of debt exchanged with the same lenders met the criterion for and was accounted as a modification of debt and $24 million of debt with lenders that were fully paid off was treated as an extinguishment of debt. Less than $1 million of deferred financing costs were written off during the year as a result of the $24 million debt extinguishment. Existing unamortized deferred financing costs and discount attributable to the modification of the Secured Term Loan Facility of $9 million will be amortized into interest expense over the life of the Secured Term Loan Facility using the effective interest method, while fees paid to other third-party advisors of $1 million were expensed and included in general and administrative expenses in the consolidated statements of operations.

The following table sets forth the scheduled amortization on the amended Secured Term Loan Facility:

August 22, 2014	$4.5 million
August 22, 2015	$4.5 million
Maturity Date (August 22, 2016)	Outstanding Balance

The Secured Term Loan Facility bears interest at a rate of LIBOR plus 3.00%, with a LIBOR floor of 1.00% per annum. As of December 31, 2013, the interest rate on our Secured Term Loan Facility was 4.00%. As of December 31, 2013, we were in compliance with all of the covenants under the Secured Term Loan Facility. The borrowing base coverage for the Secured Term Loan Facility was 355% as of December 31, 2013.

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

We are required to pay a fee in an amount equal to 0.5% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender’s commitment terminates and the commitment termination date, payable quarterly. As of December 31, 2013, the total commitments under our Revolving Credit Facility were $250 million.

As of December 31, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility.

Asset Securitizations

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Since November 30, 2008, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On February 19, 2013, the notes issued by BLT 2007-2 were paid off.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Since November 30, 2008, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On May 16, 2013, the notes issued by BLT 2007-1 were paid off.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A through Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2006-1. Since November 30, 2008, all interest and principal collections were being applied sequentially to pay down the principal of the notes. On August 27, 2013, the notes issued by BLT 2006-1 were paid off.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Future Debt Maturities

The maturities of our debt obligations, excluding discounts, as of December 31, 2013 were as follows:

2014	$4.5
2015	4.5
2016	441.0
2017	—
Thereafter	350.0
Total	$800.0

Note 5.	Stock Options

We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2013, there were 0.4 million shares available to be granted under the employee stock option plans.

Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2013, there were no shares available to be granted under the non-employee director stock option plans.

Fair Value Disclosures

The following table reflects the weighted average fair value per employee stock option granted during the years ended December 31, 2013, 2012 and 2011, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes option pricing model.

	2013	2012	2011
Options granted (in millions)	3.7	8.8	23.6
Weighted average fair value per option on grant date	$5.88	$4.97	$3.05
Expected dividend yield	—%	—%	6.2%
Expected volatility	41%	56%	61%
Risk-free interest rate	1.2%	1.2%	2.3%
Expected life (years)	6.7	6.6	6.7

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Stock Option Activity

A summary of the activity of our stock option plans as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	58.2	$8.72
Granted	3.7	$13.68
Exercised	(5.1)	$6.15
Canceled and expired	(2.7)	$12.17
Options outstanding, end of year	54.1	$9.13
Options exercisable, end of year	26.7	$9.15

The following table summarizes information about our stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$0.94 to $5.00	6.8	5.3	$3.89	6.8	5.3	$3.88
$5.01 to $10.00	28.5	7.2	$7.40	11.7	6.9	$7.04
$10.01 to $15.00	14.3	8.0	$11.15	3.7	7.5	$10.23
$15.01 to $20.00	3.5	4.5	$16.72	3.5	4.5	$16.72
$20.01 to $49.63	1.0	3.1	$39.02	1.0	3.1	$39.02
	54.1	6.9	$9.13	26.7	6.1	$9.15

As of December 31, 2013, the total compensation cost related to non-vested stock options not yet recognized was $83 million with a weighted average period to be recognized of 3.0 years. As of December 31, 2013, the intrinsic value for stock options outstanding and exercisable was $379 million and $200 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, we recorded stock-based compensation expense attributable to our stock options of $30 million, $31 million and $25 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience. For the years ended December 31, 2013, 2012 and 2011, the intrinsic value of stock options exercised were $41 million, $55 million and $13 million, respectively.

Note 6.	Deferred Compensation Plan

We have a non-qualified deferred compensation plan (the “Deferred Plan”) for the purpose of granting cash bonus awards to our employees. The Compensation Committee is the administrator of the Deferred Plan. The Deferred Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation Committee determines cash bonus awards to be granted under the Deferred Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares in the open market. Awards vest contingent on the employee’s continued employment or the achievement of performance goals, if any, as determined by the Compensation Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the year ended December 31, 2013, $1.5 million were granted under the Deferred Plan. During the years ended December 31, 2012 and 2011, there were no grants under the Deferred Plan. During the years ended December 31, 2013, 2012 and 2011, we recorded stock-based compensation expense of $2 million, $13 million and $20 million,

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

respectively, attributable to the Deferred Plan. As of December 31, 2013, the total compensation cost related to non-vested bonus awards not yet recognized was $2 million with a weighted average period to be recognized of 3.7 years.

A summary of the bonus awards under the Deferred Plan as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	0.9	$10.20
Granted	0.1	$14.41
Vested	(0.6)	$12.79
Canceled	(0.1)	$10.40
Non-vested, end of year	0.3	$6.85

As of December 31, 2013, there were 2.8 million shares of our common stock in the Trust that were vested but not yet distributed to the employees.

Note 7.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Numerator for basic and diluted net operating income per common share	$156	$397	$448
Numerator for basic and diluted net earnings per common share	$184	$1,136	$974
Denominator for basic weighted average common shares	291.6	320.3	343.9
Employee stock options and awards	12.3	10.0	11.4
Denominator for diluted weighted average common shares	303.9	330.3	355.3
Basic net operating income per common share	$0.53	$1.24	$1.30
Diluted net operating income per common share	$0.51	$1.20	$1.26
Basic net earnings per common share	$0.63	$3.55	$2.83
Diluted net earnings per common share	$0.61	$3.44	$2.74

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

Stock options and unvested shares under our deferred compensation plan of 8.6 million, 26.9 million and 22.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 8.	Geographic Data

The following table presents total operating revenue and total assets as of and for the years ended December 31, 2013, 2012 and 2011 by geographic location, excluding Structured Products. The geographic location of a portfolio company investment is determined by the location of the corporate headquarters of the portfolio company.

	2013	2012	2011
Operating revenue
United States	$400	$564	$531
International	15	15	4
Total operating revenue	$415	$579	$535

Total assets
United States	$4,834	$5,133	$5,017
International	899	939	726
Total assets	$5,733	$6,072	$5,743

Note 9.	Shareholders’ Equity

Our common stock activity for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Common stock outstanding at beginning of period	304.4	329.1	342.4
Issuance of common stock under stock option plans	5.1	8.4	2.5
Repurchase of common stock	(40.4)	(34.8)	(17.6)
Distribution of common stock held in deferred compensation trust	1.1	1.7	1.8
Common stock outstanding at end of period	270.2	304.4	329.1

Stock Repurchase and Dividend Program

During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). In 2013, our Board of Directors extended the Stock Repurchase and Dividend Program through December 31, 2014. Under the Stock Repurchase and Dividend Program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors will be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. The Stock Repurchase and Dividend Program may be suspended, terminated or modified at any time for any reason. The Stock Repurchase and Dividend Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the year ended December 31, 2013, we repurchased a total of 40.4 million shares of our common stock in the open market for $561 million at an average price of $13.90 per share. During the year ended December 31, 2012, we repurchased a total of 34.8 million shares of our common stock in the open market for $362 million at an average price of $10.39 per share. During the year ended December 31, 2011, we repurchased a total of 17.6 million shares of our common stock in the open market for $134 million at an average price of $7.61 per share.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 10.	Derivative Agreements

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of December 31, 2013, we were not in default under any of our interest rate swap agreements.

We have entered into interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are included in the financial statement line item other on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on the interest settlement date and are classified under investing activities in our consolidated statements of cash flows. Cash payments received or paid for the termination of an interest rate swap agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

During the years ended December 31, 2013, 2012 and 2011, we paid $13 million, $62 million and $5 million, respectively, in connection with the early termination of certain interest rate swap agreements, which is recorded as a realized loss in the financial statement line item derivative agreements in the net realized loss section of our consolidated statements of operations. The realized loss for the years ended December 31, 2013, 2012 and 2011 was partially offset by a reversal of unrealized depreciation of $12 million, $55 million and $5 million, respectively, which is recorded in the financial statement line item derivative agreements in the net unrealized appreciation section of our consolidated statements of operations.

During the years ended December 31, 2013, 2012 and 2011, we recorded a net realized loss of $6 million, $25 million and $45 million, respectively, in the financial statement line item derivative agreements in the net realized loss section of our consolidated statements of operations primarily for periodic interest settlements on interest rate derivative agreements.

Total Return Swaps

ACTRS, a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank on December 19, 2012 (the “2012 TRS”) and March 12, 2013 (the “2013 TRS”). The TRS, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). During the second quarter of 2013, ACTRS provided $41 million of cash collateral for the loans in the Reference Pool for the 2013 TRS. On September 25, 2013, the 2013 TRS was terminated and the $41 million of cash collateral for loans in the Reference Pool for the 2013 TRS was returned to ACTRS. During the fourth quarter of 2013, the 2012 TRS was extended for another 12 month period, ending December 2014, upsized the maximum amount of the loans that can be included in the Reference Pool from $200 million to $400 million (determined at the time each such loan is added to the Reference Pool) and increased the maximum cash collateral requirement to $100 million. On November 22, 2013, ACTRS and Citibank amended the original agreement, while also entering into a separate total return swap (“2012 TRS II”), which encompasses the upsize. Under the terms of the swaps, ACTRS receives from Citibank an amount that is determined by reference to the margin on the interest and fees paid in respect of the loans included in the Reference Pool and ACTRS pays to Citibank a pre-agreed upon spread on the average outstanding amount of the loans and letters of credit included in the Reference Pool. The total return swaps are accounted for as derivatives pursuant to ASC 815. During the year ended December 31, 2013, we received $5 million in cash settlements on the 2012 TRS and 2013 TRS, which was recorded as a net realized gain in the financial statement line item derivative agreements in the net realized (loss) gain section of our consolidated statements of operations.

ACTRS is initially required to cash collateralize a certain portion of the face amount of loans included in each Reference Pool, subject to a minimum of $10 million for each Reference Pool at all times. The maximum cash collateral requirement for the 2012 TRS and 2012 TRS II Reference Pools is $100 million. As of December 31, 2013, ACTRS had provided $65 million of cash

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. If ACTRS does not deposit additional cash collateral when required to do so, then Citibank will have the right to terminate the 2012 TRS and 2012 TRS II and seize all or a portion of the cash collateral posted by ACTRS to cover any losses it incurs in such early termination. American Capital’s exposure under the 2012 TRS and 2012 TRS II is limited to the value of assets held at ACTRS, which primarily consists of cash collateral on deposit with Citibank.

As of December 31, 2013, the fair value liability of the 2012 TRS and 2012 TRS II swaps was approximately $0.4 million. As of December 31, 2013, the loans in the 2012 TRS and 2012 TRS II Reference Pools had a notional of approximately $247 million. Realized gains and losses on total return swaps are composed of any gains or losses on the Reference Pool as well as the net interest received or owed at the time of the monthly settlement. Unrealized gains and losses on total return swaps are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the Reference Pool.

Note 11.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of the year ended December 31, 2013. Our tax fiscal year ends on September 30.

We file a consolidated federal income tax return with eligible corporate subsidiaries, including portfolio companies, in which we hold 80% or more of the outstanding equity interest measured by both vote and fair value. Effective for our tax year ended September 30, 2011, we have elected to file a consolidated federal income tax return with eligible portfolio companies. As a result, we have entered into a tax sharing agreement under which members of the consolidated tax group are compensated for losses and other tax benefits by members that are able to use those losses and tax benefits on their pro forma stand-alone federal income tax return.

The following table sets forth the significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012:

	2013	2012
Deferred Tax Assets
Net operating loss carryforwards	$197	$209
Net unrealized depreciation of ordinary investments	70	97
Basis differences in ordinary investments	86	98
Stock-based compensation	55	51
Other	16	7
Total ordinary deferred tax assets	424	462
Net capital loss carryforwards	139	143
Net unrealized depreciation of capital investments	133	138
Basis differences in capital investments	132	116
Total capital deferred tax assets	404	397
Total deferred tax assets	828	859
Less valuation allowance	(404)	(397)
Total deferred tax assets less valuation allowance	424	462

Deferred Tax Liabilities
Other	(10)	(7)
Total deferred tax liabilities	(10)	(7)
Total net deferred tax asset	$414	$455

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The table above classifies certain deferred tax assets and liabilities based on management’s estimate of the expected tax character of recognition of the reversal of the timing difference that gives rise to the deferred tax assets and liabilities as either ordinary or capital income. The ultimate tax character of the deferred tax assets and liabilities may change from the above classification based on the ultimate form of the recognition of the timing difference.

As of December 31, 2013, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of December 31, 2013, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $404 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our capital loss carryforwards and cumulative net unrealized depreciation on our capital assets as of December 31, 2013, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.

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

Under ASC 718, our capital in excess of par value in our shareholders’ equity includes the excess tax benefits generated from our stock-based compensation plans when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes (“APIC Pool”). As of December 31, 2013, our APIC Pool totaled $22 million.

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

As of December 31, 2013, we estimate that we had $513 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross deferred tax asset of $197 million. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2030 through 2032. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of December 31, 2013, we estimate that we had $329 million of capital loss carryforwards for federal income tax purposes and various state net capital loss carryforwards for which we have recorded a gross deferred tax asset of $139 million. Of our net capital loss carryforwards, $141 million will expire in 2015 and $188 million will expire in 2016. We will only be able to utilize these net capital loss carryforwards to the extent we generate future net capital gains within the carryforward periods.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

A reconciliation of the benefit for income taxes computed at the US federal statutory corporate income tax rate and our effective tax rate for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Tax on income computed at federal statutory corporate tax rate	$83	$391	$191
State taxes, net of federal tax benefit	12	45	20
Change in state tax rate	(12)	—	—
State deferred tax offset by valuation allowance	(27)	—	—
Conversion to a taxable corporation	—	—	(1,481)
Change in valuation allowance	7	(444)	841
Rate difference on dividend income	(6)	—	—
Other	(4)	(13)	1
Total provision (benefit) for income taxes	$53	$(21)	$(428)

During 2013, we changed our presentation of the state deferred tax asset on capital items to a gross presentation without the impact of the federal benefit. This had no income statement impact and was wholly offset by the valuation allowance.

Components of our tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Current Tax Provision (Benefit)
Federal	$2	$(5)	$—
State	1	1	—
Total current tax provision (benefit)	3	(4)	—

Deferred Tax Provision (Benefit)
Federal	50	(15)	(383)
State	—	(2)	(45)
Total deferred tax provision (benefit)	50	(17)	(428)
Total provision (benefit) for income taxes	$53	$(21)	$(428)

We identify our major tax jurisdictions as federal, New York and Maryland. The federal tax fiscal years ended September 30, 2010, 2011, 2012 and 2013 for American Capital and the federal tax fiscal year ended June 30, 2010 for American Capital Financial Services, Inc., a wholly owned consolidated taxable operating subsidiary that was merged into American Capital, remain subject to examination by the Internal Revenue Service (“IRS”). The federal tax return of American Capital for the tax fiscal year ended September 30, 2008 is currently under examination by the IRS. We do not expect the examination to have a material effect on our consolidated financial statements.

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

Loan and Financing Agreements

As of December 31, 2013, we had commitments under loan and financing agreements to fund up to $207 million to 20 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Cancelable Operating Leases

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next thirteen years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2013, 2012 and 2011 was $9 million, $9 million and $10 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013, net of any expected receipts under non-cancelable subleases, were as follows:

2014	$13
2015	15
2016	15
2017	15
2018	16
Thereafter	86
Total	$160

Total Return Swaps

As discussed in Note 10 to these consolidated financial statements, ACTRS, a wholly owned consolidated affiliate of American Capital, entered into non-recourse total return swap transactions with Citibank. The TRS are non-recourse to American Capital and require us to initially provide cash collateral of a minimum of $10 million, up to a maximum collateral of $100 million per Reference Pool. As of December 31, 2013, ACTRS had provided $65 million of cash collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools. See Note 10 to these consolidated financial statements for further discussion of the accounting for ACTRS’ TRS.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 13.	Selected Quarterly Financial Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2013 and 2012:

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total operating revenue	$133	$130	$106	$118	$487
Net operating income (“NOI”)	$46	$49	$23	$38	$156
Net increase (decrease) in net assets resulting from operations	$346	$21	$(1)	$(182)	$184
NOI per basic common share(1)	$0.15	$0.16	$0.08	$0.14	$0.53
NOI per diluted common share(1)	$0.14	$0.16	$0.08	$0.14	$0.51
Net earnings (loss) per basic common share(1)	$1.13	$0.07	$(0.00)	$(0.66)	$0.63
Net earnings (loss) per diluted common share(1)	$1.09	$0.07	$(0.00)	$(0.66)	$0.61
Weighted average shares outstanding
Basic	305.4	297.5	286.5	277.5	291.6
Diluted	317.9	309.7	286.5	277.5	303.9

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total operating revenue	$149	$163	$154	$183	$646
NOI	$49	$194	$71	$83	$397
Net increase in net assets resulting from operations	$580	$237	$196	$123	$1,136
NOI per basic common share(1)	$0.15	$0.60	$0.22	$0.27	$1.24
NOI per diluted common share(1)	$0.14	$0.58	$0.22	$0.26	$1.20
Net earnings per basic common share(1)	$1.75	$0.73	$0.62	$0.40	$3.55
Net earnings per diluted common share(1)	$1.71	$0.71	$0.60	$0.38	$3.44
Weighted average shares outstanding
Basic	330.9	324.5	316.4	309.7	320.3
Diluted	339.6	333.9	327.3	320.7	330.3
 ——————————

(1)	Quarterly amounts may not equal full-year amounts due to changes in the weighted average shares outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2013.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “CORPORATE GOVERNANCE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITEE”, “SUMMARY COMPENSATION TABLE”, “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2013”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END”, “OPTION EXERCISES AND STOCK VESTED”, “SEVERANCE AND CHANGE OF CONTROL PAYMENTS”, “PROPOASL 1: ELECTION OF DIRECTORS” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14.	Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the heading “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT FOR 2014.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements.
The following financial statements and related notes are filed herewith (all financial statements listed below are those of American Capital and its consolidated subsidiaries):

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2013, 2012 and 2011.

Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2013, 2012, 2011, 2010 and 2009.

Consolidated Schedule of Investments as of December 31, 2013 and 2012.

The following financial statements and related notes of European Capital Limited are filed herewith pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets as of December 31, 2013 and 2012.
Statements of Operations for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Statements of Cash Flows for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Financial Highlights for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Schedule of Investments as of December 31, 2013 and 2012.
The following financial statements and related notes of American Capital Asset Management, LLC are filed herewith pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets as of December 31, 2013 and 2012.
Statements of Operations for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Statements of Cash Flows for the Fiscal Years Ended December 31, 2013, 2012 and 2011.
Statements of Changes in Member's Equity for the Fiscal Years Ended December 31, 2013, 2012 and 2011.

(2)	Financial Statement Schedules.
The following financial statement schedules are filed herewith:
      Schedule 12-14 Investments in and Advances to Affiliates.
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

*10.3.
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

*10.4.
Collateral Agency and Intercreditor Agreement, dated as of August 22, 2012, among American Capital, Ltd. and JPMorgan Chase Bank, N.A., as Revolver Representative, Term Loan Representative and Collateral Agent, incorporated herein by reference to Exhibit 2.k.3 of Form N-2 (File No. 333-183926), filed September 14, 2012.

*10.5.
Guarantee and Security Agreement, dated as of August 22, 2012, made by American Capital, Ltd. in favor of JPMorgan Chase Bank, N.A, as Collateral Agent, incorporated herein by reference to Exhibit 2.k.4 of Form N-2 (File No. 333-183926), filed September 14, 2012.

*10.6.
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

†*10.13.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O’Brien and American Capital, Ltd., incorporated herein by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.14.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Gordon O’Brien effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.14 of Form N-2 (File No. 333-183296), filed September 14, 2012.

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

†*10.24.
Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2002 Annual Meeting (File No. 814-00149), filed April 12, 2002.

†*10.25.
Form of American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2003 Annual Meeting (File No. 814-00149), filed April 10, 2003.

†*10.26.
Form of American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed March 26, 2004.

†*10.27.
Form of American Capital Strategies, Ltd. 2005 Employee Stock Option Plan, incorporated herein by reference to Exhibit III to the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed April 26, 2005.

†*10.28.
Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149), filed April 11, 2006.

†*10.29.
Form of American Capital Strategies, Ltd. 2007 Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2007 Annual Meeting (File No. 814-00149), filed March 27, 2007.

†*10.30.
Form of American Capital Strategies, Ltd. 2008 Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed April 4, 2008.

†*10.31.
Form of American Capital, Ltd. 2009 Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2009 Annual Meeting (File No. 814-00149), filed April 30, 2009.

†*10.32.
Form of Amended and Restated American Capital Performance Incentive Plan, as adopted April 1, 2009, incorporated herein by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

†*10.33.
Form of Acceptance and Election Agreement for Amended and Restated American Capital Incentive Bonus Plan, incorporated herein by reference to Exhibit 2.i.12 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-133571), filed June 26, 2006.

†*10.34.
American Capital, Ltd. Disinterested Director Retention Plan, as amended December 11, 2008, incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2008 (File No. 814-00149), filed March 2, 2009.

†*10.35.
Form of American Capital, Ltd. 2010 Disinterested Director Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2010 Annual Meeting (File No. 814-00149), filed August 6, 2010.

†*10.36.
Amended and Restated American Capital Strategies, Ltd. Employee Stock Ownership Plan, effective as of January 1, 2009 Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*10.37.
Amended and Restated Custodian Agreement between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and PNC Bank, N.A., December 18, 2007, incorporated herein by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2011 (File No. 814-00149), filed February 27, 2012.

*10.38.
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

12.1.	Computation of Ratio of Earnings to Fixed Charges.

*14.0.
American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of Form N-2 (File No. 333-183296), filed September 14, 2012 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Form N-2 (File No. 333-183296), filed September 14, 2012.

21.	Subsidiaries of American Capital and jurisdiction of incorporation:

1) ACAS Master Business Loan LLC, a Delaware limited liability company

2) ACAS CRE CDO 2007-1 Depositor, LLC, a Delaware limited liability company

3) American Capital TRS, LLC, a Delaware limited liability company

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Ernst & Young LLP relating to the financial statements of European Capital Limited.

23.3	Consent of Ernst & Young LLP relating to the financial statements of American Capital Asset Management, LLC.

24.	Powers of Attorneys of directors and officers.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	European Capital Limited Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the Three Years Ended December 31, 2013.

99.2	American Capital Asset Management, LLC Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the Three Years Ended December 31, 2013.

*	Fully or partly previously filed

†	Management contract or compensatory plan or arrangement

(b)	Exhibits
See the exhibits filed herewith.

(c)	Additional financial statement schedules
NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Chief Financial Officer

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Malon Wilkus

/s/ JOHN R. ERICKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
John R. Erickson

*	Director	March 3, 2014
Mary C. Baskin

*	Director	March 3, 2014
Neil M. Hahl

*	Director	March 3, 2014
Philip R. Harper

*	Director	March 3, 2014
Stan Lundine

*	Director	March 3, 2014
Susan K. Nestegard

*	Director	March 3, 2014
Kenneth D. Peterson, Jr.

*	Director	March 3, 2014
Alvin N. Puryear

* By: /s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES As of and for the year ended December 31, 2013 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2012 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2013 Fair Value
CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Mezzanine Debt	$—	$—	$2.0	$1.3	$—	$3.3
	Common Stock	9.4	8.0	17.2	14.5	8.0	23.7
		9.4	8.0	19.2	15.8	8.0	27.0
ACAS Wachovia Investments, L.P.	Partnership Interest	0.5	—	1.2	3.1	3.5	0.8
Affordable Care Holding Corp.	Convertible Preferred Stock	6.8	—	132.6	6.8	1.2	138.2
	Common Stock	—	—	33.3	—	0.7	32.6
		6.8	—	165.9	6.8	1.9	170.8
American Capital Asset Management, LLC	Senior Debt	1.2	—	9.0	39.2	15.2	33.0
	Common Membership Interest	105.5	12.2	819.4	194.7	177.6	836.5
		106.7	12.2	828.4	233.9	192.8	869.5
American Driveline Systems, Inc.	Mezzanine Debt	3.0	—	35.7	5.5	41.2	—
	Redeemable Preferred Stock	(19.2)	—	44.8	131.0	145.6	30.2
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		(16.2)	—	80.5	136.5	186.8	30.2
ASAP Industries Holdings, LLC	Senior Debt	0.7	—	26.2	4.2	30.4	—
	Mezzanine Debt	2.8	—	19.7	0.4	—	20.1
	Membership Units	—	—	25.1	—	7.3	17.8
		3.5	—	71.0	4.6	37.7	37.9
Avalon Laboratories Holding Corp.	Senior Debt	0.8	—	12.9	—	12.9	—
	Mezzanine Debt	4.9	—	35.0	15.9	38.3	12.6
	Convertible Preferred Stock	1.6	—	34.5	24.9	—	59.4
	Common Stock	—	—	2.9	2.1	—	5.0
		7.3	—	85.3	42.9	51.2	77.0
Capital.com, Inc.	Common Stock	—	—	—	0.1	—	0.1
CH Holding Corp.	Senior Debt	(5.8)	—	19.8	—	15.3	4.5
	Redeemable Preferred Stock	—	—	—	—	—	—
		(5.8)	—	19.8	—	15.3	4.5
CIBT Travel Solutions, LLC	Convertible Preferred Stock	—	—	1.2	—	1.2	—
CML Pharmaceuticals, Inc.	Senior Debt	4.4	—	—	306.4	18.1	288.3
	Mezzanine Debt	4.7	—	40.0	1.1	41.1	—
	Convertible Preferred Stock	—	—	45.9	87.6	29.2	104.3
		9.1	—	85.9	395.1	88.4	392.6
CMX Inc.	Senior Debt	—	—	—	—	—	—
Contour Semiconductor, Inc.	Senior Debt	0.3	—	1.1	5.4	1.1	5.4
	Convertible Preferred Stock	—	—	2.3	18.1	12.4	8.0
		0.3	—	3.4	23.5	13.5	13.4
Core Financial Holdings, LLC	Common Units	—	2.3	2.8	0.4	2.3	0.9
Dyno Holding Corp.	Senior Debt	4.6	—	40.3	0.8	5.9	35.2
	Mezzanine Debt	(3.9)	0.1	18.9	—	6.6	12.3
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		0.7	0.1	59.2	0.8	12.5	47.5
ECA Acquisition Holdings, Inc.	Senior Debt	0.5	—	—	5.9	0.1	5.8
	Mezzanine Debt	2.8	—	16.3	1.1	—	17.4
	Common Stock	—	—	10.4	—	5.4	5.0
		3.3	—	26.7	7.0	5.5	28.2
eLynx Holdings, Inc.	Senior Debt	—	—	1.9	—	1.9	—
	Convertible Preferred Stock	(1.7)	—	32.1	—	10.0	22.1
	Redeemable Preferred Stock	—	—	5.4	—	5.4	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		(1.7)	—	39.4	—	17.3	22.1
European Capital Limited	Subordinated Debt	6.0	—	109.2	128.4	237.6	—
	Ordinary Shares	—	178.3	700.2	315.3	174.5	841.0
		6.0	178.3	809.4	443.7	412.1	841.0
EXPL Pipeline Holdings LLC	Senior Debt	3.8	—	46.7	0.7	1.6	45.8
	Common Membership Units	—	—	3.8	13.0	—	16.8
		3.8	—	50.5	13.7	1.6	62.6

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2013 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2012 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2013 Fair Value
FL Acquisitions Holdings, Inc.	Senior Debt	3.5	—	40.1	1.8	—	41.9
	Mezzanine Debt	2.3	1.0	14.4	1.7	1.0	15.1
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		5.8	1.0	54.5	3.5	1.0	57.0
Formed Fiber Technologies, Inc.	Common Stock	—	—	—	13.5	13.5	—
Fosbel Global Services (LUXCO) S.C.A.	Mezzanine Debt	1.3	—	37.3	37.2	59.4	15.1
	Redeemable Preferred Stock	—	—	—	74.7	74.7	—
	Convertible Preferred Stock	—	—	—	3.1	3.1	—
	Common Stock	—	—	—	0.2	0.2	—
		1.3	—	37.3	115.2	137.4	15.1
FPI Holding Corporation	Senior Debt	—	—	11.1	29.2	30.1	10.2
FreeConference.com, Inc.	Senior Debt	0.7	0.2	5.2	1.4	6.6	—
Future Food, Inc.	Senior Debt	—	—	—	1.5	—	1.5
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		—	—	—	1.5	—	1.5
Group Montana, Inc.	Senior Debt	0.8	0.3	20.9	10.0	23.8	7.1
	Convertible Preferred Stock	2.7	—	—	10.1	—	10.1
	Common Stock	—	—	—	11.9	9.3	2.6
		3.5	0.3	20.9	32.0	33.1	19.8
Halex Holdings, Inc.	Senior Debt	—	—	7.4	3.3	—	10.7
	Redeemable Preferred Stock	—	—	—	—	—	—
		—	—	7.4	3.3	—	10.7
Hard 8 Games, LLC	Membership Unit	—	—	1.5	21.3	—	22.8
Hollyhock Limited	Common Stock	—	—	—	12.0	0.6	11.4
LLSC Holdings Corporation	Mezzanine Debt	0.2	—	5.5	—	5.5	—
	Convertible Preferred Stock	—	—	15.1	—	8.0	7.1
	Common Stock	—	—	1.7	—	1.7	—
	Common Stock Warrants	—	—	1.4	—	1.4	—
		0.2	—	23.7	—	16.6	7.1
LVI Holdings, LLC	Senior Debt	—	0.1	2.7	5.2	7.9	—
	Mezzanine Debt	—	0.6	2.9	28.0	30.9	—
		—	0.7	5.6	33.2	38.8	—
Mirion Technologies, Inc.	Convertible Preferred Stock	7.2	—	184.6	11.2	70.3	125.5
	Common Stock	—	—	11.6	—	2.3	9.3
	Common Stock Warrants	—	—	46.6	—	9.3	37.3
		7.2	—	242.8	11.2	81.9	172.1
Montgomery Lane, LLC	Common Membership Units	—	0.8	4.2	3.6	0.8	7.0
MW Acquisition Corporation	Mezzanine Debt	5.1	—	33.3	27.1	36.7	23.7
	Redeemable Preferred Stock	0.3	—	1.6	0.4	—	2.0
	Convertible Preferred Stock	10.6	—	21.0	10.5	1.4	30.1
	Common Stock	—	—	—	1.4	—	1.4
		16.0	—	55.9	39.4	38.1	57.2
NECCO Holdings, Inc.	Senior Debt	—	0.7	10.5	50.4	55.1	5.8
	Common Stock	—	—	—	—	—	—
		—	0.7	10.5	50.4	55.1	5.8
NECCO Realty Investments, LLC	Senior Debt	—	—	31.0	—	—	31.0
	Common Membership Units	—	—	—	—	—	—
		—	—	31.0	—	—	31.0
Orchard Brands Corporation	Senior Debt	5.9	—	72.8	31.9	104.7	—
	Common Stock	—	—	1.3	37.9	—	39.2
		5.9	—	74.1	69.8	104.7	39.2
Paradigm Precision Holdings, LLC	Mezzanine Debt	0.7	—	147.0	25.9	172.9	—
	Common Membership Units	—	3.0	—	17.5	17.5	—
		0.7	3.0	147.0	43.4	190.4	—
PHC Sharp Holdings, Inc.	Senior Debt	0.5	—	5.9	—	4.0	1.9
	Mezzanine Debt	2.2	—	12.0	7.7	—	19.7
	Common Stock	—	—	—	—	—	—
		2.7	—	17.9	7.7	4.0	21.6

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2013 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2012 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2013 Fair Value
PHI Acquisitions, Inc.	Mezzanine Debt	4.3	—	27.4	1.0	—	28.4
	Redeemable Preferred Stock	3.1	—	37.0	3.1	—	40.1
	Common Stock	—	—	2.7	—	1.1	1.6
	Common Stock Warrants	—	—	7.6	—	3.0	4.6
		7.4	—	74.7	4.1	4.1	74.7
Plumbing Holding Corporation	Common Stock	—	—	—	2.6	—	2.6
RD Holdco Inc.	Senior Debt	—	—	—	16.9	—	16.9
	Common Stock	—	—	—	23.6	11.0	12.6
	Common Stock Warrants	—	—	—	2.9	1.3	1.6
		—	—	—	43.4	12.3	31.1
RDR Holdings, Inc.(6)	Mezzanine Debt	(3.2)	—	—	36.4	36.4	—
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	100.0	100.0	—
	Common Stock	—	—	—	100.0	100.0	—
		(3.2)	—	—	236.4	236.4	—
Rebellion Media Group Corp.	Senior Debt	1.6	—	21.6	1.9	9.3	14.2
	Convertible Preferred Stock	—	—	6.5	—	6.5	—
		1.6	—	28.1	1.9	15.8	14.2
Scanner Holdings Corporation(6)	Mezzanine Debt	2.3	—	—	16.4	—	16.4
	Convertible Preferred Stock	0.7	—	—	17.6	8.0	9.6
	Common Stock	—	—	—	—	—	—
		3.0	—	—	34.0	8.0	26.0
SEHAC Holding Corporation	Convertible Preferred Stock	4.3	—	—	47.7	0.9	46.8
	Common Stock	—	—	—	0.5	—	0.5
		4.3	—	—	48.2	0.9	47.3
SMG Holdings, Inc.	Convertible Preferred Stock	11.0	—	169.6	17.1	—	186.7
	Common Stock	—	—	—	8.0	—	8.0
		11.0	—	169.6	25.1	—	194.7
Specialty Brands of America, Inc.	Mezzanine Debt	1.5	—	37.1	0.3	37.4	—
	Redeemable Preferred Stock	1.6	—	19.0	1.5	—	20.5
	Common Stock	—	—	25.7	2.7	—	28.4
	Common Stock Warrants	—	—	11.4	—	11.4	—
		3.1	—	93.2	4.5	48.8	48.9
Spring Air International, LLC	Common Membership Units	—	0.2	—	0.2	0.2	—
TestAmerica Environmental Services, LLC	Mezzanine Debt	(1.7)	—	22.8	—	22.8	—
	Common Units	—	—	5.5	—	5.5	—
		(1.7)	—	28.3	—	28.3	—
UFG Real Estate Holdings, LLC	Common Membership	—	—	0.9	—	0.9	—
Unique Fabricating Incorporated	Senior Debt	0.1	—	5.2	—	5.2	—
	Redeemable Preferred Stock	3.7	—	23.4	6.2	29.6	—
	Common Stock Warrants	—	—	—	0.2	0.2	—
		3.8	—	28.6	6.4	35.0	—
Unwired Holdings, Inc.	Senior Debt	1.3	—	10.4	11.9	10.4	11.9
	Mezzanine Debt	7.4	—	42.1	6.8	—	48.9
	Redeemable Preferred Stock	—	—	—	3.7	—	3.7
		8.7	—	52.5	22.4	10.4	64.5
Warner Power, LLC	Mezzanine Debt	(0.5)	—	6.6	—	2.8	3.8
	Redeemable Preferred Membership Units	—	—	0.3	—	0.3	—
	Common Membership Units	—	—	—	—	—	—
		(0.5)	—	6.9	—	3.1	3.8
WIS Holding Company, Inc.	Convertible Preferred Stock	—	—	85.1	5.9	14.6	76.4
	Common Stock	5.9	—	21.3	—	16.0	5.3
		5.9	—	106.4	5.9	30.6	81.7
Subtotal Control Investments		$221.1	$207.8	$3,689.6	$2,254.6	$2,239.1	$3,705.1
AFFILIATE INVESTMENTS

Anchor Drilling Fluids USA, Inc.	Senior Debt	$0.7	$—	$6.4	$0.2	$0.1	$6.5
	Redeemable Preferred Stock	0.8	—	2.1	0.8	0.4	2.5
	Common Stock	—	—	—	13.7	—	13.7
		1.5	—	8.5	14.7	0.5	22.7

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2013 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2012 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2013 Fair Value
Egenera, Inc.	Mezzanine Debt	—	—	0.5	—	0.5	—
	Common Stock	—	—	—	—	—	—
		—	—	0.5	—	0.5	—
HALT Medical, Inc.	Senior Debt	—	—	20.7	6.0	—	26.7
	Convertible Preferred Stock	5.1	—	13.3	—	13.3	—
	Common Stock	—	—	0.3	—	0.3	—
	Common Stock Warrants	—	—	5.1	—	5.1	—
		5.1	—	39.4	6.0	18.7	26.7
IEE Holding 1 S.A.	Common Stock	—	4.5	11.9	0.5	12.4	—
IS Holdings I, Inc.	Common Stock	3.1	—	14.4	—	0.9	13.5
Neways Holdings, L.P.	Senior Debt	1.9	—	9.8	29.7	14.1	25.4
	Common Units	—	—	3.6	—	3.6	—
		1.9	—	13.4	29.7	17.7	25.4
Primrose Holding Corporation	Common Stock	0.4	1.2	3.1	1.5	1.2	3.4
Qualitor Component Holdings, LLC	Redeemable Preferred Units	—	—	—	2.1	—	2.1
	Common Units	—	—	—	—	—	—
		—	—	—	2.1	—	2.1
Radar Detection Holdings Corp.	Convertible Preferred Stock	—	—	1.9	0.1	2.0	—
	Common Stock	—	—	2.1	—	2.1	—
		—	—	4.0	0.1	4.1	—
The Tensar Corporation	Senior Debt	16.4	—	100.7	5.3	—	106.0
	Convertible Preferred Stock	10.9	—	67.9	11.3	—	79.2
	Common Stock Warrants	—	—	1.7	—	1.7	—
		27.3	—	170.3	16.6	1.7	185.2
WFS Holding, LLC	Preferred Membership Units	0.2	—	3.4	0.2	1.0	2.6
Subtotal Affiliate Investments		$39.5	$5.7	$268.9	$71.4	$58.7	$281.6
Total Control and Affiliate Investments		$260.6	$213.5	$3,958.5	$2,326.0	$2,297.8	$3,986.7

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(4)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as allowances for discounts, closing fees, and payment-in-kind interest or dividends accrued during the year.

(5)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as allowances for payment-in-kind interest and dividends recognized in prior periods.

(6)
As of December 31, 2012, the portfolio company was classified as a Non-Control Investment. As of December 31, 2013, ACAS now has more than 25% voting interest or has greater than 50% representation of the board of directors of the portfolio company and is therefore classified as a Control Investment.

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