Form 10-Q
period 2014-03-31
AMERICAN CAPITAL, LTD
filed 2014-05-12
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of April 28, 2014, was 267,960,839.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,578 and $1,338, respectively)	$1,324	$1,085
Affiliate investments (cost of $247 and $302, respectively)	201	282
Control investments (cost of $3,640 and $3,908, respectively)	3,495	3,705
Total investments at fair value (cost of $5,465 and $5,548, respectively)	5,020	5,072
Cash and cash equivalents	468	315
Restricted cash and cash equivalents	104	74
Interest and dividend receivable	32	38
Deferred tax asset, net	419	414
Other	91	96
Total assets	$6,134	$6,009
Liabilities and Shareholders’ Equity
Debt ($5 and $5 due within one year, respectively)	$790	$791
Trade date settlement liability	202	15
Other	64	77
Total liabilities	1,056	883
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 267.9 and 274.8 issued and 263.3 and 270.2 outstanding, respectively	3	3
Capital in excess of par value	6,178	6,296
Distributions in excess of net realized earnings	(748)	(774)
Net unrealized depreciation of investments	(355)	(399)
Total shareholders’ equity	5,078	5,126
Total liabilities and shareholders’ equity	$6,134	$6,009
Net Asset Value Per Common Share Outstanding	$19.29	$18.97

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$13	$68
Affiliate investments	—	10
Control investments	58	44
Total interest and dividend income	71	122
Fee income
Non-Control/Non-Affiliate investments	1	1
Control investments	12	10
Total fee income	13	11
Total operating revenue	84	133
Operating Expenses
Interest	12	11
Salaries, benefits and stock-based compensation	42	41
General and administrative	14	13
Total operating expenses	68	65
Net Operating Income Before Income Taxes	16	68
Tax provision	(11)	(22)
Net Operating Income	5	46
Net realized gain (loss)
Non-Control/Non-Affiliate investments	2	—
Affiliate investments	19	—
Control investments	—	(7)
Foreign currency transactions	2	—
Derivative agreements	1	(14)
Tax (provision) benefit	(3)	13
Total net realized gain (loss)	21	(8)
Net unrealized appreciation (depreciation)
Portfolio company investments	35	335
Foreign currency translation	(4)	(40)
Derivative agreements and other	1	13
Tax benefit	12	—
Total net unrealized appreciation	44	308
Total net gain	65	300
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$70	$346

Net Operating Income Per Common Share
Basic	$0.02	$0.15
Diluted	$0.02	$0.14
Net Earnings Per Common Share
Basic	$0.26	$1.13
Diluted	$0.25	$1.09
Weighted Average Shares of Common Stock Outstanding
Basic	270.7	305.4
Diluted	283.4	317.9
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Operations
Net operating income	$5	$46
Net realized gain (loss)	21	(8)
Net unrealized appreciation	44	308
Net earnings	70	346
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	13	12
Repurchase of common stock	(137)	(128)
Stock-based compensation	1	7
Other	5	3
Net decrease in net assets resulting from capital share transactions	(118)	(106)
Total (decrease) increase in net assets	(48)	240
Net assets at beginning of period	5,126	5,429
Net assets at end of period	$5,078	$5,669

Net asset value per common share outstanding	$19.29	$19.04
Common shares outstanding at end of period	263.3	297.8

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net earnings	$70	$346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(32)	(308)
Net realized (gain) loss on investments	(24)	21
Accrued PIK interest and dividends on investments	(5)	(43)
Depreciation of property and equipment	2	2
Stock-based compensation	10	7
Decrease in deferred tax asset, net	—	6
Decrease (increase) in interest and dividend receivable	5	(4)
Decrease in other assets	8	14
(Decrease) increase in other liabilities	(21)	11
Other	(5)	(2)
Net cash provided by operating activities	8	50
Investing Activities
Purchases and originations of investments	(143)	(125)
Fundings on portfolio company revolving credit facility investments, net	(3)	(23)
Principal repayments on debt investments	35	157
Proceeds from loan syndications and loan sales	20	4
Payment of accrued PIK notes and dividend and accreted original issue discounts	63	60
Proceeds from equity investments	324	60
Increase in cash collateral on total return swaps	(35)	—
Other	(1)	(16)
Net cash provided by investing activities	260	117
Financing Activities
Payments on notes payable from asset securitizations	—	(113)
Proceeds from issuance of common stock upon exercise of stock options	13	12
Repurchase of common stock	(137)	(128)
Decrease in debt service escrows	—	87
Other	9	4
Net cash used in financing activities	(115)	(138)
Net increase in cash and cash equivalents	153	29
Cash and cash equivalents at beginning of period	315	331
Cash and cash equivalents at end of period	$468	$360

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Per Share Data
Net asset value at beginning of the period	$18.97	$17.84
Net operating income(1)	0.02	0.15
Net realized gain (loss)(1)	0.08	(0.03)
Net unrealized appreciation(1)	0.16	1.01
Net earnings(1)	0.26	1.13
Issuance of common stock from stock compensation plans	(0.09)	(0.08)
Repurchase of common stock	0.13	0.14
Other, net(2)	0.02	0.01
Net asset value at end of period	$19.29	$19.04
Ratio/Supplemental Data
Per share market value at end of period	$15.80	$14.60
Total investment return(3)	0.99%	21.42%
Shares outstanding at end of period	263.3	297.8
Net assets at end of period	$5,078	$5,669
Average net assets(4)	$5,102	$5,549
Average debt outstanding(5)	$800	$727
Average debt outstanding per common share(1)	$2.96	$2.38
Portfolio turnover rate(6)	12.40%	11.86%
Ratio of operating expenses to average net assets(6)	5.41%	4.75%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.45%	3.95%
Ratio of interest expense to average net assets(6)	0.95%	0.80%
Ratio of net operating income to average net assets(6)	0.40%	3.36%

(1)	Weighted average basic per share data.

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

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Accellent Inc.	Health Care Equipment & Supplies	Senior Debt(6)	4.5%	N/A	3/21		$5.0	$5.0	$5.0
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	N/A	6/19		16.0	15.8	16.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	N/A	5/20		7.0	6.9	7.2
AlixPartners, LLP	Diversified Financial Services	Senior Debt(6)	4.0%	N/A	7/20		5.0	5.1	5.1
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	3.7%	15.6%	6/14		3.0	3.0	2.9
American Renal Holdings Inc.	Health Care Providers & Services	Senior Debt(6)	4.5%	N/A	8/19		1.0	1.0	1.0
Asurion, LLC	Commercial Services & Supplies	Senior Debt(6)	5.0%	N/A	5/19		7.5	7.5	7.5
Atlantic Power Limited Partnership(9)	Independent Power and Renewable Electricity Producers	Senior Debt(6)	4.8%	N/A	2/21		5.0	5.0	5.0
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)						8.2	8.0
BWay Holding Company	Containers & Packaging	Senior Debt(6)	4.5%	N/A	8/17		5.0	5.0	5.0
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.0
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	5.0
Centaur Acquisition, LLC	Hotels, Restaurants & Leisure	Senior Debt(6)	5.3%	N/A	2/19		5.0	5.0	5.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	16.4
CPG International LLC	Building Products	Senior Debt(6)	4.8%	N/A	9/20		5.0	5.0	5.0
Datapipe, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	9/19		12.5	12.3	12.8
Del Monte Foods, Inc.(9)	Food Products	Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	5.0
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.7%	3.3%	12/16		15.1	15.1	15.5
		Mezzanine Debt(5)(6)	N/A	11.0%	12/22		1.9	1.8	0.2
								16.9	15.7
Dole Food Company, Inc.	Food Products	Senior Debt(6)	4.5%	N/A	11/18		5.0	5.0	5.0
Duff & Phelps Corporation	Capital Markets	Senior Debt(6)	4.5%	N/A	4/20		5.0	5.0	5.0
Easton Bell Sports, LLC	Leisure Products	Redeemable Preferred Stock(4)				1,171		1.2	1.7
		Common Units(4)				3,830,068		0.7	—
								1.9	1.7
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.5%	11/14		46.9	46.9	46.9
		Redeemable Preferred Stock(6)				919		2.1	1.8
		Convertible Preferred Stock(4)(6)				861,364		20.9	13.7
								69.9	62.4
First Data Corporation	IT Services	Senior Debt(6)	4.0%	N/A	3/21		5.0	5.0	5.0
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.4
Genex Services, Inc.	Insurance	Senior Debt(6)	5.3%	N/A	7/18		0.3	0.3	0.3
Global Tel*Link Corporation	Diversified Telecommunication Services	Senior Debt(6)	5.0%	N/A	5/20		4.7	4.7	4.7
Great Wolf Resorts, Inc.	Hotels, Restaurants & Leisure	Senior Debt(6)	4.5%	N/A	8/20		5.5	5.5	5.5
Hub International Limited	Insurance	Senior Debt(6)	4.8%	N/A	10/20		5.0	5.0	5.0
Hudson Products Holdings Inc.	Machinery	Senior Debt(6)	5.0%	N/A	3/19		1.5	1.5	1.5
Information Resources, Inc.	Professional Services	Senior Debt(6)	4.8%	N/A	9/20		5.0	5.0	5.0
Inmar, Inc.	Professional Services	Senior Debt(6)	7.3%	N/A	1/21-1/22		24.9	24.7	24.7
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	N/A	10.0%	5/17		3.4	3.4	3.4
Landslide Holdings, Inc.	IT Services	Senior Debt(6)	7.1%	N/A	2/20-2/21		13.9	13.9	13.9
Leonardo Acquisition Corp.	Internet & Catalog Retail	Senior Debt(6)	4.3%	N/A	2/21		3.0	3.0	3.0
Mirror Bidco Corp.	Air Freight & Logistics	Senior Debt(6)	4.3%	N/A	12/19		5.0	5.0	5.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Mitchell International, Inc.	IT Services	Senior Debt(6)	7.6%	N/A	10/20-10/21		9.0	8.9	8.9
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	N/A	10/15		1.5	1.4	0.5
Opal Acquisition, Inc.	Insurance	Senior Debt(6)	5.0%	N/A	11/20		5.0	5.0	5.0
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.5
PharMEDium Healthcare Corporation	Life Sciences Tools & Services	Senior Debt(6)	4.3%	N/A	1/21		5.0	5.0	5.0
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.3	5.2
Quikrete Holdings, Inc.	Construction Materials	Senior Debt(6)	4.0%	N/A	9/20		5.0	5.0	5.0
Renaissance Learning, Inc.	Software	Senior Debt(6)	10.0%	N/A	5/21		15.0	14.8	14.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.8
Sabre GLBL Inc.	Software	Senior Debt(6)	4.5%	N/A	2/19		5.0	5.0	5.0
Securus Technologies Holdings, Inc	Diversified Telecommunication Services	Senior Debt(6)	4.8%	N/A	4/20		5.0	5.0	5.0
Sedgwick Claims Management Services, Inc.	Insurance	Senior Debt(6)	6.8%	N/A	2/22		5.0	5.0	5.0
Serta Simmons Holdings, LLC	Household Durables	Senior Debt(6)	4.3%	N/A	10/19		4.7	4.7	4.7
Sheridan Holdings, Inc.	Health Care Providers & Services	Senior Debt(6)	4.5%	N/A	6/18		4.3	4.4	4.4
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	N/A	1/16-6/16		37.9	37.7	38.1
		Mezzanine Debt(6)	12.3%	3.3%	7/16-11/16		44.9	44.7	43.8
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		50.2	29.1	26.5
								111.5	108.4
Spin Holdco Inc.	Diversified Consumer Services	Senior Debt(6)	4.3%	N/A	11/19		5.0	5.0	5.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	N/A	3/15		45.3	45.3	45.3
		Mezzanine Debt(6)	12.0%	3.3%	6/15-6/16		59.5	59.3	59.5
		Convertible Preferred Stock(6)				84,043		72.7	72.8
		Common Stock(4)(6)				84,043		—	54.2
								177.3	231.8
Station Casinos LLC	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	3/20		5.0	5.0	5.0
Survey Sampling International, LLC	Media	Senior Debt(6)	9.5%	N/A	6/20		38.8	38.1	38.1
Syniverse Holdings, Inc.	IT Services	Senior Debt(6)	4.0%	N/A	4/19		5.0	5.0	5.0
Systems Maintenance Services Holding, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	10/20		28.0	27.8	27.8
Tectum Holdings, Inc.	Building Products	Senior Debt(6)	10.3%	N/A	3/19		25.0	24.9	24.9
The Brickman Group Ltd. LLC	Commercial Services & Supplies	Senior Debt(6)	4.0%	N/A	12/20		5.0	5.0	5.0
TMS International Corp.	Metals & Mining	Senior Debt(6)	4.5%	N/A	10/20		5.0	5.1	5.1
TNS, Inc.	IT Services	Senior Debt(6)	5.0%	N/A	2/20		4.0	4.0	4.0
TransUnion LLC	Professional Services	Senior Debt(6)	4.0%	N/A	3/21		5.0	5.0	5.0
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
USIC Holdings, Inc.	Construction & Engineering	Senior Debt(6)	4.0%	N/A	7/20		5.0	5.0	5.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	17.3
WaveDivision Holdings, LLC	Diversified Telecommunication Services	Senior Debt(6)	4.0%	N/A	10/19		5.0	5.0	5.0
Wilsonart LLC	Building Products	Senior Debt(6)	4.0%	N/A	10/19		5.0	5.0	5.0
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	39.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.5%	5.7%	8/18		91.9	91.6	85.4
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	24.4
		Common Stock(4)(6)				502,144		49.9	—
								342.4	109.8
Yonkers Racing Corporation	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	8/19		5.0	5.0	5.0

CMBS INVESTMENTS
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	N/A	12/17		14.8	7.7	2.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	17.9	5.4
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	N/A	10/17		0.2	0.2	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	8/17		20.8	8.4	1.0
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		58.2	—	1.9
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	5.0	1.5
ML-CFC Commercial Mortgage Trust Series 2006-1(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.6%	N/A	3/16		8.0	0.3	0.3
ML-CFC Commercial Mortgage Trust Series 2006-2(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	2/16		5.4	0.6	0.6
Wachovia Bank Commercial Mortgage Trust 2005-C22(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(6)	5.5%	N/A	3/16		15.0	1.1	1.1
Wachovia Bank Commercial Mortgage Trust 2006-C24(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	3/16		14.5	1.0	1.0
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	5/17		20.0	10.5	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		38.9	9.5	2.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	10/17-12/20		5.6	5.6	2.2

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)					8.5	8.4	8.0
		Subordinated Notes(6)					25.9	10.5	16.4
								18.9	24.4
ACAS CLO 2013-2, Ltd(7)(8)		Subordinated Notes(6)					8.0	8.3	7.4
ACAS CLO 2014-1, Ltd(7)(8)		Subordinated Notes(4)(6)					45.0	45.0	45.0
APIDOS CLO XIV(7)(8)		Subordinated Notes(6)					3.6	3.3	3.6
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)					20.0	12.2	11.8
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(4)(6)				13,796		3.8	0.1
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)					15.0	7.6	11.6
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)					2.0	1.7	1.9
Blue Hill CLO, Ltd.(7)(8)		Subordinated Notes(6)					5.6	5.2	5.2
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.0	2.0
Cent CDO 12 Limited(7)(8)		Income Notes(6)					26.4	9.8	20.8
Cent CLO 18 Limited(7)(8)		Subordinated Notes(6)					3.8	3.3	3.7
Cent CLO 19 Limited(7)(8)		Subordinated Notes(6)					2.3	2.2	2.2
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)					5.0	2.6	2.2
Champlain CLO(7)(8)		Preferred Securities(4)(6)				1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)				360		1.9	0.3
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)				34,170,000		18.1	5.5
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(4)(6)				3,500,000		5.9	0.1
Dryden 31 Senior Loan Fund(7)(8)		Subordinated Note(6)					2.3	2.1	2.1
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)					15.0	11.6	9.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)				5,750,000		4.5	3.0
Flagship CLO V(7)(8)		Deferrable Notes(6)					1.7	1.4	1.6
		Subordinated Securities(6)				15,000		7.2	6.5
								8.6	8.1
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)					4.0	0.8	0.4
Galaxy XVI CLO, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.1	2.1
Halcyon Loan Advisors Funding 2014-1 Ltd(7)(8)		Subordinated Note(6)					1.3	1.2	1.2
Herbert Park B.V.(7)(8)		Subordinated Notes(6)					28.6	30.0	28.8
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)					6.7	7.9	4.6
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)					9.0	3.3	4.0
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)					7.0	6.7	7.1
Mayport CLO Ltd.(7)(8)		Income Notes					14.0	8.4	4.8
Neuberger Berman CLO XV, Ltd.(7)(8)		Subordinated Notes(6)					2.8	2.6	2.6
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)				10,000		3.5	5.4
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(4)(6)				5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)					4.5	3.6	4.1
Octagon XIX CLO Warehouse(7)(8)		Subordinated Notes(4)(6)					25.0	25.0	25.0
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)					14.0	14.1	12.3
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)				20,000,000		12.4	9.0
Subtotal Non-Control / Non-Affiliate Investments (26% of total investments at fair value)								$1,578.4	$1,324.3

AFFILIATE INVESTMENTS
Egenera, Inc.	Technology Hardware, Storage & Peripherals	Mezzanine Debt(5)	N/A	15.0%	5/14		$6.1	$3.2	$1.0
		Common Stock(4)(6)				8,569,905		25.4	—
								28.6	1.0
IS Holdings I, Inc.	Software	Common Stock(4)(6)				1,165,930		—	9.9
Neways Holdings, L.P.	Personal Products	Senior Debt(5)(6)	7.8%	5.2%	8/17-2/18		38.6	34.5	17.5
		Common Units(4)(6)				11.3%		9.5	—
								44.0	17.5
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				4,213		—	3.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	2.9
		Common Units(4)				350,000		0.3	—
								3.5	2.9
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	11.9%	3.4%	10/15		106.0	105.2	107.5
		Convertible Preferred Stock(4)(6)				12,135,088		61.8	55.0
		Common Stock Warrants(4)				8,563,949		1.3	—
								168.3	162.5
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.1	3.0
Subtotal Affiliate Investments (4% of total investments at fair value)								$246.5	$200.6

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$7.8	$3.7	$2.8
		Common Stock(6)				100%		11.2	21.4
								14.9	24.2
AC Corporate Holdings, Inc.		Common Stock(4)(6)				100		238.3	—
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		72.0	124.4
		Common Stock(4)(6)				20,139,669		15.7	29.3
								87.7	153.7
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		137.6	772.1
								170.6	805.1
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		79.5	24.7
		Common Stock(4)(6)				197,161		18.2	—
		Common Stock Warrants(4)(6)				136,183		9.9	—
								107.6	24.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.2	20.0	20.2
		Membership Units(4)(6)				100,000		28.9	22.4
								48.9	42.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	12.0%	2.0%	8/20		12.6	12.5	12.6
		Convertible Preferred Stock(6)				145,316		26.5	53.5
		Common Stock(4)(6)				13,031		1.8	4.5
								40.8	70.6
BMR Energy LLC	Independent Power and Renewable Electricity Producers	Preferred Units(6)				1,256		1.3	1.3
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CH Holding Corp.	Leisure Products	Senior Debt(5)(6)	—%	7.2%	7/19		21.7	14.0	7.3
		Redeemable Preferred Stock(4)(6)				21		42.8	—
								56.8	7.3
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Senior Debt(6)	8.0%	N/A	12/15-10/20		294.4	291.4	294.4
		Convertible Preferred Stock(4)(6)				243,642		144.6	76.7
								436.0	371.1
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.4%	N/A	6/14		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	N/A	8.0%	11/14		5.6	5.6	5.6
		Convertible Preferred Stock(4)(6)				77,504,840		13.5	5.5
								19.1	11.1
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)				57,940,360		44.2	0.9
Dyno Holding Corp.	Auto Components	Senior Debt(6)	9.1%	2.1%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.2%	11/16		33.6	25.5	8.3
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	43.5
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	N/A	3/16		7.0	7.0	7.0
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.6	17.5	17.6
		Common Stock(4)(6)				583		11.1	5.0
								35.6	29.6
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		24.5	21.2
		Redeemable Preferred Stock(4)(6)				21,113		9.0	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								47.7	21.2
European Capital Limited(7)(8)(10)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		992.1	800.6
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	N/A	1/17		46.1	45.6	46.1
		Common Membership Units(4)(6)				58,297		44.6	16.8
								90.2	62.9
FL Acquisitions Holdings, Inc.	Technology Hardware, Storage & Peripherals	Senior Debt(6)	8.2%	N/A	12/15		42.4	42.4	42.4
		Mezzanine Debt(6)	12.0%	5.0%	12/15		21.1	16.4	15.3
		Mezzanine Debt(5)(6)	1.4%	20.1%	12/15		65.5	19.8	—
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								94.8	57.7
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	N/A	17.0%	10/18		8.6	8.6	8.3
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		40.1	19.1	3.8
								27.7	12.1
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	N/A	7.9%	1/19		29.8	25.6	10.6
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	N/A	3/15		1.6	1.6	1.9
		Common Stock(4)(6)				64,917		13.0	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.9	1.9
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	N/A	1/17		6.7	6.7	6.7
		Convertible Preferred Stock(6)				4,000		3.9	8.4
		Common Stock(4)(6)				100%		12.5	2.1
								23.1	17.2
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	—%	12.0%	12/14		16.8	13.4	13.5
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								20.0	13.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(5)(6)	N/A	22.0%	3/15		30.2	30.2	29.4
		Convertible Preferred Stock(4)(6)				12,811,818		2.6	—
		Common Stock(4)(6)				22,416,432		6.4	—
								39.2	29.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		19.0	28.8
Hollyhock Limited(7)	Independent Power and Renewable Electricity Producers	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	7.6
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				313,327		66.3	113.0
		Common Stock(4)(6)				55,290		5.5	8.3
		Common Stock Warrants(4)(6)				222,414		18.6	33.6
								90.4	154.9
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.6	7.1
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.8	23.7	23.8
		Redeemable Preferred Stock(6)				2,485		2.1	2.1
		Convertible Preferred Stock(6)				51,351		29.4	30.8
		Common Stock(4)				64,546		—	1.2
								55.2	57.9
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	3.6%	8.0%	11/15-12/15		12.7	8.7	4.1
		Common Stock(4)(6)				860,189		0.1	—
								8.8	4.1
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	3.0%	11.0%	12/17		61.4	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				86,514		55.0	39.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	N/A	12/14		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	12/15		14.8	14.8	14.8
		Mezzanine Debt(5)(6)	N/A	19.0%	12/15		21.6	7.2	5.5
		Common Stock(4)(6)				367,881		4.2	—
								27.6	21.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	12.0%	3.3%	3/16		28.6	28.5	28.6
		Redeemable Preferred Stock(6)				36,267		29.3	36.1
		Common Stock(4)(6)				40,295		3.9	1.5
		Common Stock Warrants(4)(6)				116,065		11.6	4.1
								73.3	70.3
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	2.0
RD Holdco Inc.	Household Durables	Senior Debt(6)	11.3%	N/A	6/17		16.9	14.0	16.9
		Common Stock(4)(6)				458,596		23.6	12.8
		Common Stock Warrants(4)(6)				56,372		2.9	1.6
								40.5	31.3
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	N/A	5.8%	7/14-12/15		14.4	13.9	14.4
		Senior Debt(5)(6)	N/A	8.0%	12/15		8.7	7.5	0.3
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								29.0	14.7
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.5	16.5	16.5
		Convertible Preferred Stock(6)				77,447,018		8.9	9.7
		Common Stock(4)(6)				97,540		0.1	—
								25.5	26.2
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	54.2
		Common Stock(6)				150		0.2	0.5
								15.0	54.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(6)				661,004		66.6	54.0
		Common Stock(4)(6)				907,536		84.1	61.4
								150.7	115.4
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)				122,017		15.3	20.9
		Common Stock(4)(6)				184,994		3.7	35.7
								19.0	56.6
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		32.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	8.3%	N/A	6/15		10.4	10.4	10.4
		Mezzanine Debt(6)	N/A	15.4%	6/14-6/15		54.6	39.1	54.6
		Redeemable Preferred Stock				1,890		5.6	7.4
								55.1	72.4
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	9/14		8.1	5.1	1.3
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								10.0	1.3
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		53.0	72.7
		Common Stock(4)(6)				175,853		11.4	—
								64.4	72.7

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest(4)				90%		6.7	0.8
Subtotal Control Investments (70% of total investments at fair value)								$3,639.7	$3,495.0
Total Investment Assets								$5,464.6	$5,019.9

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$2.4
Citibank, N.A.	Total Return Swap		12/14	1	187.9	—	0.2
Subtotal Derivative Assets						$—	$2.6

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.0)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(3.4)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.4)
Citibank, N.A.	Total Return Swap		12/14	1	195.2	—	(0.9)
Subtotal Derivative Liabilities						$—	$(9.7)
Total Derivative Agreements, Net						$—	$(7.1)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2014 (unaudited) (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
BofA Funds Series Trust - BofA Money Market Reserves	$33.0	$33.0
Dreyfus Institutional Cash Advantage Fund	25.0	25.0
Wells Fargo Advantage Heritage Money Market Fund	20.1	20.1
Fidelity Institutional Money Market Fund	15.0	15.0
Federated Prime Cash Obligations Fund	5.1	5.1
Total Money Market Funds	$98.2	$98.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(9)
Publicly traded company or a consolidated subsidiary of a public company that has securities listed on a national exchange with a market capitalization in excess of $250 million at the time of our purchase and therefore is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(10)
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), European Capital Limited has one unconsolidated portfolio company in which our proportionate share of their investment in the portfolio company, FB Raphael 1 Limited, exceeds 5% of our shareholders’ equity as of March 31, 2014. Below is a list of the securities and its values in Euros as of March 31, 2014 for European Capital’s investment in FB Raphael 1 Limited, which is located in the UK with an industry of Household Products:

Investment	Shares/ Warrants	Principal	Cost	Fair Value
Preferred Stock		€106.3	€121.8	€109.5
Common Stock	68,125		0.1	113.6
Warrants	4,058		—	6.8
			€121.9	€229.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	N/A	6/19		$16.0	$15.8	$16.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	N/A	5/20		7.0	6.9	7.2
American Acquisition, LLC(8)	Capital Markets	Senior Debt(6)	3.3%	16.1%	6/14		5.4	5.4	5.3
Blue Wolf Capital Fund II, L.P.(8)	Capital Markets	Limited Partnership Interest(4)						8.2	8.4
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	18.3
Datapipe, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	9/19		12.5	12.3	12.7
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.7%	3.3%	12/16		15.0	15.0	15.7
		Mezzanine Debt(6)	N/A	11.0%	12/22		1.9	1.9	1.5
								16.9	17.2
Digital Insight Corporation	Internet Software & Services	Senior Debt(6)	8.8%	N/A	10/20		5.0	5.0	5.0
Easton Bell Sports, LLC	Leisure Products	Redeemable Preferred Stock				1,171		2.4	2.1
		Common Units(4)				3,830,068		0.7	—
								3.1	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.5%	11/14		46.6	46.6	46.6
		Redeemable Preferred Stock(6)				919		2.0	2.0
		Convertible Preferred Stock(4)(6)				861,364		21.0	15.2
								69.6	63.8
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.1
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	N/A	10.0%	5/17		3.5	3.5	3.5
Mitchell International, Inc.	IT Services	Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	6.9
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	N/A	10/15		1.7	1.6	0.7
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.2
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.3	5.3
Renaissance Learning, Inc.	Software	Senior Debt(6)	8.8%	N/A	5/21		15.0	14.8	14.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.5
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	N/A	1/16-6/16		38.4	38.3	38.7
		Mezzanine Debt(6)	12.3%	3.3%	7/16-11/16		44.5	44.3	44.4
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		48.1	45.3	41.7
								127.9	124.8
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	N/A	3/15		45.5	45.4	45.5
		Mezzanine Debt(6)	12.0%	3.3%	6/15-6/16		59.0	58.8	59.0
		Convertible Preferred Stock(6)				84,043		71.3	71.3
		Common Stock(4)(6)				84,043		—	47.5
								175.5	223.3
Survey Sampling International, LLC	Media	Senior Debt(6)	9.5%	N/A	6/20		51.3	50.3	50.3
Systems Maintenance Services Holding, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	10/20		28.0	27.7	27.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	17.3
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	39.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.6%	5.6%	8/18		90.6	90.3	90.3
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	27.2
		Common Stock(4)(6)				502,144		49.9	—
								341.1	117.5

CMBS INVESTMENTS
CD 2007-CD5 Mortgage Trust(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.7	1.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	18.0	5.1
COBALT CMBS Commercial Mortgage Trust 2007-C3(8)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	N/A	10/17		0.2	0.2	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	8/17		20.8	10.1	1.6
GS Mortgage Securities Trust 2007-GG10(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)	5.8%	N/A	6/17		15.0	—	0.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		136.1	8.4	5.7
LB-UBS Commercial Mortgage Trust 2007-C6(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	5.0	1.2
Wachovia Bank Commercial Mortgage Trust 2007-C31(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		38.9	10.2	1.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	2.4
Wachovia Bank Commercial Trust 2006-C28(8)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	11/16		0.5	0.5	0.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)(8)		Secured Notes(6)					8.5	8.4	8.0
		Subordinated Notes(6)					25.9	10.9	17.2
								19.3	25.2
ACAS CLO 2013-2, Ltd(7)(8)		Subordinated Notes(6)					8.0	8.1	8.1
ACAS CLO 2014-1, Ltd(7)(8)		Subordinated Notes(6)					20.0	20.0	20.0
APIDOS CLO XIV(7)(8)		Subordinated Notes(6)					3.6	3.4	3.4
Ares IIIR/IVR CLO Ltd.(7)(8)		Subordinated Notes(6)					20.0	13.1	12.7
Ares VIII CLO, Ltd.(7)(8)		Preference Shares(4)(6)				6,241		3.7	—
Avalon Capital Ltd. 3(7)(8)		Preferred Securities(6)				13,796		3.9	0.2
Babson CLO Ltd. 2006-II(7)(8)		Income Notes(6)					15.0	7.8	12.3
BALLYROCK CLO 2006-2 LTD.(7)(8)		Deferrable Notes(6)					2.0	1.7	1.9
Blue Hill CLO, Ltd.(7)(8)		Subordinated Notes(6)					5.6	5.1	5.1
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.3	2.3
Cent CDO 12 Limited(7)(8)		Income Notes(6)					26.4	10.4	21.4
Cent CLO 18 Limited(7)(8)		Subordinated Notes(6)					3.8	3.8	3.8
Cent CLO 19 Limited(7)(8)		Subordinated Notes(6)					2.3	2.1	2.1
Centurion CDO 8 Limited(7)(8)		Subordinated Notes(6)					5.0	2.6	2.4
Champlain CLO(7)(8)		Preferred Securities(4)(6)				1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)(8)		Preference Shares(4)(6)				360		2.0	0.4
CoLTs 2005-2 Ltd.(7)(8)		Preference Shares(6)				34,170,000		19.5	6.2
CREST Exeter Street Solar 2004-2(7)(8)		Preferred Securities(4)(6)				3,500,000		5.9	0.1
Eaton Vance CDO X plc(7)(8)		Secured Subordinated Income Notes(6)					15.0	11.8	10.2
Essex Park CDO Ltd.(7)(8)		Preferred Securities(6)				5,750,000		4.4	3.2
Flagship CLO V(7)(8)		Deferrable Notes(6)					1.7	1.4	1.6
		Subordinated Securities(6)				15,000		7.4	7.4
								8.8	9.0
Galaxy III CLO, Ltd(7)(8)		Subordinated Notes(4)					4.0	0.9	0.5
Galaxy XVI CLO, Ltd.(7)(8)		Subordinated Notes(6)					2.3	2.1	2.1
Herbert Park B.V.(7)(8)		Subordinated Notes(6)					28.6	28.7	28.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LightPoint CLO IV, LTD(7)(8)		Income Notes(6)					6.7	7.6	4.3
LightPoint CLO VII, Ltd.(7)(8)		Subordinated Notes(6)					9.0	3.5	4.9
LightPoint CLO VIII, Ltd.(7)(8)		Deferrable Notes(6)					7.0	6.7	7.1
Mayport CLO Ltd.(7)(8)		Income Notes					14.0	8.6	5.4
Neuberger Berman CLO XV, Ltd.(7)(8)		Subordinated Notes(6)					2.8	2.6	2.6
NYLIM Flatiron CLO 2006-1 LTD.(7)(8)		Subordinated Securities(6)				10,000		3.7	5.6
Octagon Investment Partners VII, Ltd.(7)(8)		Preferred Securities(4)(6)				5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)(8)		Subordinated Notes(6)					4.5	3.8	4.2
Octagon XIX CLO Warehouse(7)(8)		Subordinated Notes(4)(6)					15.0	15.0	15.0
Sapphire Valley CDO I, Ltd.(7)(8)		Subordinated Notes(6)					14.0	14.1	14.8
Vitesse CLO, Ltd.(7)(8)		Preferred Securities(6)				20,000,000		12.5	9.1
Subtotal Non-Control / Non-Affiliate Investments (21% of total investments at fair value)								$1,338.0	$1,085.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	10.5%	0.8%	3/14		$6.4	$6.4	$6.5
		Redeemable Preferred Stock(6)				859		2.4	2.5
		Common Stock(4)(6)				3,061		5.0	13.7
								13.8	22.7
Egenera, Inc.	Technology Hardware, Storage & Peripherals	Mezzanine Debt(5)	N/A	15.0%	3/14		5.9	3.2	—
		Common Stock(4)(6)				8,569,905		25.4	—
								28.6	—
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	N/A	20.2%	1/14		26.8	26.8	26.7
		Convertible Preferred Stock(4)(6)				5,592,367		9.0	—
		Common Stock(4)(6)				131,315		0.1	—
								35.9	26.7
IS Holdings I, Inc.	Software	Common Stock(6)				1,165,930		—	13.5
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	11.5%	N/A	8/17		26.7	26.5	22.0
		Senior Debt(5)(6)	N/A	16.0%	2/18		12.1	8.9	3.4
		Common Units(4)(6)				11.3%		9.5	—
								44.9	25.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				4,213		—	3.4
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	2.1
		Common Units(4)				350,000		0.4	—
								3.6	2.1
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	11.9%	3.4%	10/15		105.1	104.2	106.0
		Convertible Preferred Stock(6)				12,135,088		66.9	79.2
		Common Stock Warrants(4)				8,563,949		1.3	—
								172.4	185.2
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.3	2.6
Subtotal Affiliate Investments (6% of total investments at fair value)								$301.5	$281.6

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$7.5	$3.7	$3.3
		Common Stock(6)				100%		11.1	23.7
								14.8	27.0
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		70.3	138.2
		Common Stock(4)(6)				20,139,669		15.7	32.6
								86.0	170.8
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		322.8	836.5
								355.8	869.5
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		78.2	30.2
		Common Stock(4)(6)				128,681		10.8	—
		Common Stock Warrants(4)(6)				204,663		17.3	—
								106.3	30.2
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.1	19.9	20.1
		Membership Units(4)(6)				100,000		28.9	17.8
								48.8	37.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	12.0%	2.0%	8/20		12.6	12.4	12.6
		Convertible Preferred Stock(6)				145,316		26.1	59.4
		Common Stock(4)(6)				13,031		1.8	5.0
								40.3	77.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CH Holding Corp.	Leisure Products	Senior Debt(5)(6)	—%	7.2%	5/14		21.3	14.0	4.5
		Redeemable Preferred Stock(4)(6)				21		42.7	—
								56.7	4.5
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Senior Debt(6)	8.0%	N/A	12/15-10/20		288.3	285.4	288.3
		Convertible Preferred Stock(4)(6)				243,642		144.6	104.3
								430.0	392.6
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.4%	N/A	2/14		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	N/A	8.0%	2/14		5.4	5.4	5.4
		Convertible Preferred Stock(4)(6)				77,504,840		13.6	8.0
								19.0	13.4
Core Financial Holdings, LLC(8)	Diversified Financial Services	Common Units(4)(6)				57,940,360		44.2	0.9
Dyno Holding Corp.	Auto Components	Senior Debt(6)	9.1%	2.1%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.2%	11/16		33.2	25.5	12.3
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	47.5
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	N/A	3/16		5.8	5.8	5.8
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.4	17.4	17.4
		Common Stock(4)(6)				583		11.1	5.0
								34.3	28.2
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		24.1	22.1
		Redeemable Preferred Stock(4)(6)				21,113		8.9	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								47.2	22.1
European Capital Limited(7)(8)(9)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		1,092.8	841.0
EXPL Pipeline Holdings LLC(8)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	N/A	1/17		45.8	45.4	45.8
		Common Membership Units(4)(6)				58,297		44.5	16.8
								89.9	62.6
FL Acquisitions Holdings, Inc.	Technology Hardware, Storage & Peripherals	Senior Debt(6)	8.2%	N/A	12/15		41.9	41.9	41.9
		Mezzanine Debt(5)(6)	4.1%	16.3%	12/15		83.2	35.9	15.1
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								94.0	57.0
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	N/A	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		38.4	19.1	7.7
								26.5	15.1
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	N/A	8.0%	1/19		28.2	24.6	10.2
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	N/A	3/14		1.7	1.7	1.5
		Common Stock(4)(6)				64,917		12.9	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.9	1.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	N/A	1/17		6.9	6.9	7.1
		Convertible Preferred Stock(6)				4,000		3.7	10.1
		Common Stock(4)(6)				100%		12.6	2.6
								23.2	19.8
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	—%	12.0%	12/14		16.3	9.8	10.7
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								16.4	10.7
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		13.0	22.8
Hollyhock Limited(7)	Independent Power and Renewable Electricity Producers	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	7.1
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				313,327		64.5	125.5
		Common Stock(4)(6)				55,290		5.5	9.3
		Common Stock Warrants(4)(6)				222,414		18.6	37.3
								88.6	172.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Montgomery Lane, LLC(8)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.8	7.0
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.7	23.7	23.7
		Redeemable Preferred Stock(6)				2,485		2.0	2.0
		Convertible Preferred Stock(6)				51,351		28.8	30.1
		Common Stock(4)				64,546		—	1.4
								54.5	57.2
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	4.3%	6.1%	11/15-12/15		15.7	12.1	5.8
		Common Stock(4)(6)				860,189		0.1	—
								12.2	5.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	3.0%	11.0%	12/17		59.7	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				86,514		55.0	39.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	N/A	12/14		1.9	1.9	1.9
		Mezzanine Debt(6)	N/A	17.0%	12/15		14.1	14.1	14.1
		Mezzanine Debt(5)(6)	N/A	19.0%	12/15		20.7	7.2	5.6
		Common Stock(4)(6)				367,881		4.2	—
								27.4	21.6
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	12.0%	3.3%	3/16		28.4	28.3	28.4
		Redeemable Preferred Stock(6)				36,267		28.5	40.1
		Common Stock(4)(6)				40,295		3.9	1.6
		Common Stock Warrants(4)(6)				116,065		11.6	4.6
								72.3	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	2.6
RD Holdco Inc.	Household Durables	Senior Debt(6)	11.3%	N/A	6/17		16.9	13.8	16.9
		Common Stock(4)(6)				458,596		23.6	12.6
		Common Stock Warrants(4)(6)				56,372		2.9	1.6
								40.3	31.1
RDR Holdings, Inc.	Household Durables	Redeemable Preferred Stock(4)(6)				133		13.3	—
		Convertible Preferred Stock(4)(6)				539		92.1	—
		Common Stock(4)(6)				1,013,471		132.9	—
								238.3	—
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	N/A	5.7%	7/14-12/15		14.2	13.4	14.2
		Senior Debt(5)(6)	N/A	8.0%	12/15		8.6	7.5	—
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								28.5	14.2
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.4	16.4	16.4
		Convertible Preferred Stock(6)				77,447,018		8.7	9.6
		Common Stock(4)(6)				97,540		0.1	—
								25.2	26.0
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	46.8
		Common Stock(6)				150		0.2	0.5
								15.0	47.3
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(4)(6)				1,101,673		180.6	186.7
		Common Stock(4)(6)				275,419		27.6	8.0
								208.2	194.7
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)				122,017		14.8	20.5
		Common Stock(4)(6)				184,994		3.7	28.4
								18.5	48.9
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		31.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	8.0%	N/A	6/15		11.9	11.9	11.9
		Mezzanine Debt(6)	N/A	15.0%	6/15		48.9	33.5	48.9
		Redeemable Preferred Stock(4)				1,890		1.9	3.7
								47.3	64.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	N/A	14.0%	9/14		3.1	3.0	3.0
		Mezzanine Debt(5)(6)	N/A	15.0%	9/14		4.7	3.1	0.8
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								11.0	3.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		51.5	76.4
		Common Stock(4)(6)				175,853		11.4	5.3
								62.9	81.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(8)	Diversified Financial Services	Partnership Interest				90%		6.7	0.8
Subtotal Control Investments (73% of total investments at fair value)								$3,908.2	$3,705.1
Total Investment Assets								$5,547.7	$5,072.1

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$1.9
Subtotal Derivative Assets						$—	$1.9

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.5)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(4.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.5)
Citibank, N.A.	Total Return Swaps		12/14	2	247.4	—	(0.4)
Subtotal Derivative Liabilities						$—	$(10.4)
Total Derivative Agreements, Net						$—	$(8.5)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
Wells Fargo Advantage Heritage Money Market Fund	$40.1	$40.1
BofA Funds Series Trust - BofA Money Market Reserves	23.0	23.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio	16.0	16.0
JPMorgan Prime Money Market Fund	10.0	10.0
Morgan Stanley Institutional Liquidity Funds - Prime Portfolio	10.0	10.0
Blackrock Liquidity Tempfund Instl Shares #24	5.0	5.0
Dreyfus Institutional Cash Advantage Fund	5.0	5.0
STIT - Liquid Assets Portfolio	5.0	5.0
Federated Prime Obligations Institutional Fund	5.0	5.0
Fidelity Institutional Money Market Fund	5.0	5.0
Federated Prime Cash Obligations Fund	0.1	0.1
Total Money Market Funds	$124.2	$124.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(9)
In accordance with ASC 946, European Capital Limited has one unconsolidated portfolio company in which our proportionate share of their investment in the portfolio company, FB Raphael 1 Limited, exceeds 5% of our shareholders’ equity as of December 31, 2013. Below is a list of the securities and its values in Euros as of December 31, 2013 for European Capital’s investment in FB Raphael 1 Limited, which is located in the UK with an industry of Household Products:

Investment	Shares/ Warrants	Principal	Cost	Fair Value
Preferred Stock		€105.3	€118.6	€105.3
Common Stock	68,125		0.1	98.9
Warrants	4,058		—	5.9
			€118.7	€210.1

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

Note 1.	Unaudited Interim Consolidated Financial Statements
Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).
Reclassifications
We have reclassified certain prior period amounts in our interim consolidated financial statements to conform to our current period presentation. These reclassifications had no impact on the prior periods’ net earnings or shareholders’ equity.
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

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. We also invest in both investment grade and non-investment grade structured finance investments (“Structured Products”), which includes collateralized loan obligation (“CLO”) securities, collateralized debt obligation (“CDO”) securities and commercial mortgage backed securities (“CMBS”).
We fair value our investments in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. We undertake a multi-step valuation process each quarter to determine the fair value of our investments in accordance with ASC 820. The quarterly valuation process begins with the development of a preliminary valuation recommendation for each investment by our Financial Advisory and Consulting Team (“FACT”), which is composed of valuation and audit professionals responsible for monitoring portfolio compliance and valuations. In preparing the preliminary valuation recommendations, FACT receives assistance from our investment professionals that both originated and monitor the investment as well as assistance from other departments including operations, accounting and legal. The preliminary valuation recommendations are reviewed by senior management and then presented to our Audit and Compliance Committee for review and approval. Subsequent to the approval from our Audit and Compliance Committee, the valuation recommendations are sent to our Board of Directors for final approval.
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
As of March 31, 2014, we owned all of the equity in European Capital Limited (“European Capital”), an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital’s NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$168	$1,125	$1,293
Mezzanine Debt	—	—	497	497
Preferred Equity	—	—	900	900
Common Equity	—	—	2,027	2,027
Structured Products	—	—	303	303
Escrow Receivables	—	—	33	33
Derivative Agreements, net	—	(7)	—	(7)
Total	$—	$161	$4,885	$5,046

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$1,060	$1,060
Mezzanine Debt	—	—	520	520
Preferred Equity	—	—	1,125	1,125
Common Equity	—	—	2,091	2,091
Structured Products	—	—	276	276
Derivative Agreements, net	—	(9)	—	(9)
Total	$—	$(9)	$5,072	$5,063

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended March 31, 2014 and 2013.

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Escrow Receivable	Total
Balances, January 1, 2014	$1,060	$520	$1,125	$2,091	$276	$29	$5,101
Net realized gain (loss)(1)	3	—	—	23	(2)	—	24
Reversal of prior period net (appreciation) depreciation on realization(2)	—	—	—	(8)	6	—	(2)
Net unrealized (depreciation) appreciation(2)(3)	(4)	(17)	(111)	168	(2)	(1)	33
Purchases(4)	115	(6)	12	18	42	5	186
Sales(5)	(20)	—	(63)	(327)	—	—	(410)
Settlements, net(6)	(29)	—	(63)	62	(17)	—	(47)
Balances, March 31, 2014	$1,125	$497	$900	$2,027	$303	$33	$4,885

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, January 1, 2013	$843	$1,114	$1,194	$1,867	$247	$5,265
Net realized gain (loss)(1)	1	(19)	29	(14)	(5)	(8)
Reversal of prior period net (appreciation) depreciation on realization(2)	—	(4)	(31)	18	5	(12)
Net unrealized appreciation (depreciation)(2)(3)	6	(24)	(16)	349	(8)	307
Purchases(4)	75	54	23	2	—	154
Sales(5)	(4)	—	(69)	(12)	—	(85)
Settlements, net(6)	(72)	(133)	1	—	(6)	(210)
Balances, March 31, 2013	$849	$988	$1,131	$2,210	$233	$5,411

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

(4)
Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the accrual or allowance of PIK interest or cumulative dividends and the amortization of discounts, premiums, closing fees and sale proceeds held in escrow.

(5)	Includes the sale of equity investments, collection of cumulative dividends, loan syndications, loan sales and escrow payments.

(6)
Includes principal repayments on debt investments, collection of PIK interest, collection of accreted loan discounts, the exchange of one or more existing securities for one or more new securities and net interest rate derivative periodic interest and termination payments.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)
Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2014:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$635	Enterprise discounted cash flow	Discount rate	10%	40%	16%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	(20)%	(47)%
			Control premium	—%	23%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	(35)%	(45)%
Mezzanine Debt	$253	Enterprise discounted cash flow	Discount rate	13%	30%	18%
			Terminal value growth rate	3%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65)%	—%	(42)%
			Control premium	8%	23%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	5%	(17)%
Preferred Equity	$422	Enterprise discounted cash flow	Discount rate	12%	64%	19%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	—%	(43)%
			Control premium	7%	20%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	5%	(24)%
Common Equity	$1,868	Enterprise discounted cash flow	Discount rate	4%	35%	15%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60)%	—%	(16)%
			Control premium	—%	23%	5%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	5%	(18)%

Market Yield Valuation Methodology
Senior Debt	$459	Discounted cash flow	Market yield	8%	32%	11%
			Estimated remaining life	0 yr	4 yrs	2 yrs
Mezzanine Debt	$244	Discounted cash flow	Market yield	12%	26%	19%
			Estimated remaining life	0 yr	4 yrs	3 yrs
Preferred Equity	$57	Discounted cash flow	Market yield	22%	26%	22%
			Estimated remaining life	0 yr	4 yrs	0 yr
Structured Products	$303	Discounted cash flow	Discount rate	5%	58%	13%
			Constant prepayment rate	10%	35%	29%
			Constant default rate	—%	2%	2%

Announced Transaction
Preferred Equity	$421			Transaction Price	Transaction Price	Transaction Price
Common Equity	$159			Transaction Price	Transaction Price	Transaction Price
	$4,821

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
	$5,411

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Cost
Senior Debt	24.5%	19.9%
Mezzanine Debt	10.6%	10.6%
Preferred Equity	20.9%	24.5%
Common Equity	37.1%	38.6%
Structured Products	6.9%	6.4%
Total	100.0%	100.0%

Fair Value
Senior Debt	25.8%	20.9%
Mezzanine Debt	9.9%	10.3%
Preferred Equity	17.9%	22.2%
Common Equity	40.4%	41.2%
Structured Products	6.0%	5.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of March 31, 2014 and December 31, 2013. Our investments in European Capital, CLO and CDO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	March 31, 2014	December 31, 2013
Cost
Life Sciences Tools and Services	18.8%	18.5%
Household Durables	6.9%	6.7%
Hotels, Restaurants and Leisure	4.7%	5.3%
Capital Markets	4.6%	9.0%
Construction and Engineering	4.3%	4.2%
Pharmaceuticals	4.3%	4.2%
Commercial Services and Supplies	4.2%	3.9%
Technology Hardware, Storage and Peripherals	3.6%	3.5%
Health Care Providers and Services	3.6%	3.4%
Professional Services	3.4%	3.1%
Health Care Equipment and Supplies	3.3%	3.0%
Internet and Catalog Retail	3.1%	3.0%
Diversified Consumer Services	3.0%	2.9%
IT Services	3.0%	2.3%
Real Estate and Real Estate Investment Trusts	2.9%	3.1%
Diversified Financial Services	2.9%	2.8%
Auto Components	2.7%	2.7%
Electrical Equipment	2.4%	2.4%
Oil, Gas and Consumable Fuels	2.2%	2.1%
Food Products	1.9%	1.7%
Other	14.2%	12.2%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	March 31, 2014	December 31, 2013
Fair Value
Capital Markets	21.0%	22.3%
Life Sciences Tools and Services	12.3%	12.8%
Pharmaceuticals	5.9%	5.6%
Health Care Providers and Services	5.5%	5.7%
Hotels, Restaurants and Leisure	4.3%	5.5%
Construction and Engineering	4.3%	4.8%
Electrical Equipment	4.0%	4.4%
Health Care Equipment and Supplies	3.9%	3.8%
Commercial Services and Supplies	3.6%	3.6%
Professional Services	3.5%	3.1%
Internet and Catalog Retail	2.9%	2.9%
IT Services	2.5%	1.7%
Diversified Consumer Services	2.2%	2.0%
Technology Hardware, Storage and Peripherals	2.2%	2.1%
Food Products	2.1%	1.7%
Real Estate and Real Estate Investment Trusts	1.9%	2.0%
Diversified Financial Services	1.9%	1.8%
Electronic Equipment, Instruments and Components	1.9%	1.7%
Oil, Gas & Consumable Fuels	1.6%	1.6%
Other	12.5%	10.9%
Total	100.0%	100.0%

Note 4.	Borrowings
Our debt obligations consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured term loan due August 2017, net of discount	447	449
Unsecured private notes due September 2018, net of discount	343	342
Total	$790	$791
The daily weighted average debt balance, excluding discounts, for the three months ended March 31, 2014 and 2013 was $800 million and $727 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2014 and 2013 was 5.9% and 6.3%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2014 and 2013 was 5.2% and 5.0%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of March 31, 2014 was 4.8%.
As of March 31, 2014 and December 31, 2013, the aggregate fair value of the above borrowings was $821 million and $817 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of March 31, 2014 and December 31, 2013. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Private Debt Offering
On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. We may redeem the Private Notes, in whole or in part, at our option at any time prior to September 15, 2015, at a redemption price equal to the principal amount of the Private Notes being redeemed plus all accrued and unpaid interest and a premium equal to the greater of (i) 1% of the principal amount of such Private Notes and (ii) the excess of (A) the present value as of the redemption date of (in each case excluding accrued but unpaid interest) (1) the redemption price of such Private Notes as of September 15, 2015, which is expressed in the table below as a percentage of the principal amount, plus (2) all required interest payments due on such Private Notes through the redemption date, calculated using a discount rate equal to the U.S. treasury rate on the redemption date plus 50 basis points, over (B) the outstanding principal amount of such Private Notes. On or after September 15, 2015, we may redeem the Private Notes, in whole or in part, at our option at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest:

September 15, 2015	103.250%
September 15, 2016	101.625%
September 15, 2017 and thereafter	100.000%
In addition, prior to September 15, 2015 we may use proceeds from the issuance of equity to redeem up to 35% of the Private Notes at a redemption price equal to 106.5% of the aggregate principal amount plus accrued and unpaid interest.
The Private Notes were rated B3, B+ and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of March 31, 2014, we were in compliance with all of the covenants under the Private Notes.
Secured Term Loan Facility
On February 26, 2014, we entered into an amendment (the “Amendment”) to the amended secured term loan facility under our Senior Secured Term Loan Credit Agreement, dated as of August 23, 2013, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Secured Term Loan Facility”).
The Amendment reduced the interest rate on the Secured Term Loan Facility, which had an outstanding principal balance of $450 million as of the closing date, from LIBOR plus 3.00%, with a LIBOR floor of 1.00%, to LIBOR plus 2.75%, with a LIBOR floor of 0.75%. The Amendment also extended the Secured Term Loan Facility’s maturity date by one year to August 2017. We may prepay the loans under the Secured Term Loan Facility in full or in part without penalty at our option except in the event that the facility is refinanced at a lower rate, in full or in part, prior to February 23, 2015, in which case the prepayment shall be made for an amount equal to 101% of the principal prepaid plus accrued interest.
In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments, $447 million of debt exchanged with the same lenders met the criterion for and was accounted as a modification of debt. Existing unamortized deferred financing costs and discount attributable to the modification of the Secured Term Loan Facility of $9 million will be amortized into interest expense over the life of the Secured Term Loan Facility using the effective interest method, while fees paid to other third party advisors of $1 million were expensed and included in general and administrative expenses in the consolidated statements of operations.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the scheduled amortization on the Secured Term Loan Facility:

August 22, 2014	$4.5 million
August 21, 2015	$4.5 million
August 22, 2016	$4.5 million
Maturity Date (August 22, 2017)	Outstanding Balance
As of March 31, 2014, the interest rate on our Secured Term Loan Facility was 3.50% and the borrowing base coverage was 388%. As of March 31, 2014, we were in compliance with all of the covenants under the Secured Term Loan Facility.
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
We are required to pay a fee in an amount equal to 0.50% on the average daily unused amount of the lender commitments under our Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender’s commitment terminates and the commitment termination date, payable quarterly. As of March 31, 2014, the total commitments under our Revolving Credit Facility were $250 million.
As of March 31, 2014, we were in compliance with all of the covenants under the Revolving Credit Facility.

Note 5.	Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of March 31, 2014, there were 3.6 million shares available to be granted under the employee stock option plans.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of March 31, 2014, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three months ended March 31, 2014.
During the first quarter of 2014, we concluded that our Chief Executive Officer had been granted stock options in excess of the individual employee limits established in certain of our stock option plans. These stock option grants were made during fiscal years 2010, 2011 and 2012. As a result, the stock option grants in excess of the individual limits in any stock option plan have been considered null and void. Therefore, stock based-compensation expense associated with the null and void options of $3.5 million was reversed during the three months ended March 31, 2014.
In addition, the communication of the voided stock option grants to our Chief Executive Officer resulted in a financial obligation under US GAAP to provide equity compensation commensurate with the terms of the voided stock option grants in return for services to be performed by our Chief Executive Officer during the option vesting periods. This US GAAP financial obligation has been accounted for as a liability award and stock-based compensation expense of $5.8 million associated with prior periods was recorded in the three months ended March 31, 2014.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The net impact of these adjustments was additional stock-based compensation expense during the quarter of $2.3 million. An additional $1.4 million of income tax expense was recorded during the quarter as a result of these adjustments. These errors were immaterial to the individual prior periods impacted.
During the three months ended March 31, 2014 and 2013, we recorded stock-based compensation expense attributable to our stock options of $10.5 million and $6.9 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.

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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three months ended March 31, 2014, there were no grants under the Deferred Plan. During the three months ended March 31, 2013, $0.1 million were granted under the Deferred Plan.
During the first quarter of 2014, we concluded that our Chief Executive Officer had been granted $2.6 million of cash bonus awards in fiscal year 2007 in excess of the annual individual employee limit established in the Deferred Plan. As a result, the $2.6 million of cash bonus awards have been considered null and void. Stock-based compensation expense associated with the null and void cash bonus awards of $2.6 million was reversed during the three months ended March 31, 2014.
In addition, the communication of the $2.6 million of excess cash bonus awards to our Chief Executive Officer resulted in a financial obligation under US GAAP to provide equity compensation commensurate with the terms of the cash bonus awards in return for services to be performed by our Chief Executive Officer during the award vesting period. This US GAAP financial obligation has been accounted for as a liability award and stock-based compensation expense of $1.5 million associated with prior periods was recorded in the three months ended March 31, 2014.
The net impact of these adjustments was a reduction to stock-based compensation expense during the quarter of $1.1 million. An additional $0.3 million of income tax expense was recorded during the quarter as a result of these adjustments. These errors were immaterial to the individual prior periods impacted.
During the three months ended March 31, 2014 and 2013, we recorded stock-based compensation expense of $(0.9) million and $0.4 million, respectively, attributable to the Deferred Plan.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 7.	Net Operating Income and Net Earnings Per Common Share
The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted net operating income per common share	$5	$46
Numerator for basic and diluted net earnings per common share	$70	$346
Denominator for basic weighted average common shares	270.7	305.4
Employee stock options and stock awards	12.7	12.5
Denominator for diluted weighted average common shares	283.4	317.9
Basic net operating income per common share	$0.02	$0.15
Diluted net operating income per common share	$0.02	$0.14
Basic net earnings per common share	$0.26	$1.13
Diluted net earnings per common share	$0.25	$1.09
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
Stock options and unvested shares under our deferred compensation plan of 8.2 million and 7.3 million for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

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
Loan and Financing Agreements
As of March 31, 2014, we had commitments under loan and financing agreements to fund up to $190 million to 18 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 9.	Shareholders’ Equity
Our common stock activity for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Common stock outstanding at beginning of period	270.2	304.4
Issuance of common stock under stock option plans	2.0	2.0
Repurchase of common stock	(8.9)	(9.0)
Distribution of common stock held in deferred compensation trust	—	0.4
Common stock outstanding at end of period	263.3	297.8
Stock Repurchase and Dividend Program
During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). Under the Stock Repurchase and Dividend Program, we may consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors may be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. During the three months ended March 31, 2014, we repurchased a total of 8.9 million shares of our common stock in the open market for $137 million at an average price of $15.38 per share. During the three months ended March 31, 2013, we repurchased a total of 9.0 million shares of our common stock in the open market for $128 million at an average price of $14.23 per share.
The Stock Repurchase and Dividend Program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. In March 2014, our Board of Directors suspended the Stock Repurchase Program and Dividend Program for an indefinite period.

Note 10.	Income Taxes
As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of March 31, 2014. Our tax fiscal year ends on September 30.
We file a consolidated federal income tax return with eligible corporate subsidiaries, including portfolio companies in which we hold 80% or more of the outstanding equity interest measured by both vote and fair value. Effective for our tax year ended September 30, 2011, we have elected to file a consolidated federal income tax return with eligible portfolio companies. As a result, we have entered into a tax sharing agreement under which members of the consolidated tax group are compensated for losses and other tax benefits by members that are able to use those losses and tax benefits on their pro forma stand-alone federal income tax return.
As of March 31, 2014, our deferred tax asset was $801 million, our deferred tax liability was $13 million, our valuation allowance was $369 million and our net deferred tax asset was $419 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of March 31, 2014, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of March 31, 2014, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $369 million against these capital deferred tax assets. In making the determination to establish a full

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

valuation allowance, we have weighed both the positive and negative evidence. Due to our capital loss carryforwards and cumulative net unrealized depreciation on our capital assets as of March 31, 2014, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.
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
A reconciliation of the tax provision computed at the U.S. federal statutory income tax rate and our effective tax rate for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Tax on income computed at federal statutory tax rate	$25	$124
State taxes, net of federal tax benefit	3	15
Valuation allowance	(32)	(132)
Dividends received deduction	(2)	(1)
Change in state tax rate	10	—
Other	(2)	3
Total tax provision	$2	$9
During the first quarter of 2014, we concluded that tax deductions recorded in fiscal years 2012 and 2013 pursuant to Section 162(m) of the Code were recorded in error for cash bonus payments and cash bonus awards under our Deferred Plan. As a result, $7.5 million of income tax expense associated with the reversal of these tax deductions was recorded in the financial statement line item tax provision in our consolidated statements of operations for the three months ended March 31, 2014. These errors were immaterial to the individual prior periods impacted.

Note 11.	Significant Subsidiaries
We have determined that for the three months ended March 31, 2014, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the three months ended March 31, 2014 and 2013 has been included as follows:

	Three Months Ended March 31,
	2014	2013
Total revenue	$175	$162
Total operating expenses	$152	$134
Net operating income	$23	$28
Net income	$14	$32

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 12.	Subsequent Events
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. ACE III will be managed by our wholly-owned portfolio company, American Capital Asset Management, LLC, through a majority-owned affiliate, in exchange for a management fee and a carried interest in the net profits of the Fund, subject to certain hurdles. Pursuant to the Fund’s partnership agreement, $445 million of the Fund’s aggregate $1.1 billion capital commitment from investors, which includes a commitment of $200 million from American Capital Asset Management, LLC, will generally be used by ACE III to make new control equity and equity-related investment in companies.
Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc., in exchange for partnership interests in the Fund. The option may be exercised at the earlier of (i) April 1, 2015 and (ii) any date after October 1, 2014 following certain events. The aggregate agreed upon value of these investments (the “Redemption Price”), assuming the option is exercised, is approximately $640 million, subject to certain adjustments, including dividends or add-on investments subsequent to December 31, 2013. Following the closing, as defined in the Contribution Agreement, ACE III will redeem our partnership interests for a cash amount equal to the Redemption Price. The closing is subject to regulatory approvals and other standard conditions which are expected to occur within 90 days.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:
•Executive Overview
•Results of Operations
•Financial Condition, Liquidity and Capital Resources
•Forward-Looking Statements
EXECUTIVE OVERVIEW
American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded global asset manager and private equity firm. We invest in private equity, private debt, private real estate securities, technology investments, special situation investments and funds managed by us. We provide investors the opportunity to participate in the asset management and private equity industry through an investment in our publicly traded stock.
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
We are also a fund manager with $83.6 billion of total assets under management (including levered assets) as of March 31, 2014, which includes $6.1 billion of total assets on our balance sheet and $77.4 billion of third-party assets under management, $12.8 billion of which are third-party earning assets under management for which we are paid a management fee. Our fund management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”). ACAM manages the following funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Mortgage Investment Corp. (“MTGE”), American Capital Senior Floating, Ltd. (“ACSF”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”), ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”), ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”) and ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”). ACAM will also manage American Capital Equity III, LP (“ACE III”), a $1.1 billion U.S. lower middle market private equity fund that entered into definitive agreements with a group of investors on April 28, 2014 and is expected to close within 90 days.
American Capital Investment Portfolio
As an investor, we primarily invest in senior and mezzanine debt and equity of middle market companies, which we generally consider to be companies with revenue between $10 million and $750 million. We and ACAM also invest in assets that could be sold or contributed to public or private funds that ACAM could manage, as a means of “incubating” such funds. Currently, we will invest up to $500 million in a single middle market company in North America. We also have investments in structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities, collateralized debt obligation (“CDO”) securities and commercial mortgage backed securities (“CMBS”), senior floating rate loans (“SFRL”) and in funds managed by us.

Portfolio Composition
As of March 31, 2014, we had investments totaling $5.0 billion and $5.5 billion at fair value and cost basis, respectively. As of March 31, 2014, our ten largest investments had a fair value and cost basis of $3.0 billion and $2.7 billion, respectively, or 49% of total assets at fair value, and are as follows (in millions):

Company	Business Line	Industry	Fair Value	Cost Basis
American Capital Asset Management, LLC	Asset Management	Capital Markets	$805	$171
European Capital Limited	European Capital	Diversified Financial Services	801	992
CML Pharmaceuticals, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	371	436
SPL Acquisition Corp.	American Capital One Stop Buyouts®	Pharmaceuticals	232	177
The Tensar Corporation	Sponsor Finance Investments	Construction & Engineering	163	168
Mirion Technologies, Inc.	American Capital One Stop Buyouts®	Electrical Equipment	155	90
Affordable Care Holding Corp.	American Capital One Stop Buyouts®	Health Care Providers & Services	154	88
SMG Holdings, Inc.	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	115	151
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	110	342
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	108	112
Total			$3,014	$2,727
Our investments can be divided into the following seven business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) Direct and Other Investments, (iv) European Capital, (v) Asset Management, (vi) Structured Products and (vii) Senior Floating Rate Loans.
The composition of our investment portfolio as of March 31, 2014, at fair value, as a percentage of total investments based on these different business lines, is shown below:

Structured Products, 6%
Direct and Other, 2%
Senior Floating Rate Loans, 4%
Asset Management, 16%
American Capital One Stop Buyouts®, 43%
European Capital, 16%
Sponsor Finance Investments, 13%

The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

	Three Months Ended March 31,
Type	2014	2013
Senior Debt	$264	$80
Mezzanine Debt	4	—
Preferred Equity	1	2
Common Equity	13	16
Structured Products	39	—
Total by type	$321	$98

	Three Months Ended March 31,
Use	2014	2013
Senior Floating Rate Loans	$199	$—
Sponsor Finance Investments	62	29
Investments in ACAM and Fund Development	34	—
Structured Products	19	—
American Capital One Stop Buyouts®	—	27
Add-on financing for growth and working capital	4	3
Add-on financing for working capital in distressed situations	3	3
Add-on financing for recapitalizations, not including distressed investments	—	36
Total by use	$321	$98

	Three Months Ended March 31,
Business Line	2014	2013
Senior Floating Rate Loans	$199	$—
Sponsor Finance Investments	62	59
Asset Management	34	—
Structured Products	19	—
American Capital One Stop Buyouts®	5	37
Direct and Other Investments	2	2
Total by business line	$321	$98
The amounts of our new investments include both funded and unfunded commitments as of the investment date.

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended March 31,
Source	2014	2013
Equity investments	$324	$60
Payment of accrued PIK notes and dividend and accreted OID	63	60
Loan syndications and sales	20	4
Scheduled principal amortization	19	9
Principal prepayments	16	148
Total by source	$442	$281

	Three Months Ended March 31,
Business Line	2014	2013
Asset Management	$198	$8
European Capital	104	—
American Capital One Stop Buyouts®	66	169
Sponsor Finance Investments	56	86
Structured Products	17	5
Direct and Other Investments	1	13
Total by business line	$442	$281
Operating revenue by business line was as follows (in millions):

	Three Months Ended March 31,
Business Line	2014	2013
American Capital One Stop Buyouts®	$50	$41
Asset Management	23	32
Sponsor Finance Investments	(8)	35
Structured Products	12	19
Direct and Other Investments	7	4
European Capital	—	2
Total operating revenue by business line	$84	$133
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
Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies and SFRL purchased in the primary or secondary markets. Our private finance loans consist of first lien secured revolving credit facilities, first lien secured loans, second lien secured loans and secured and unsecured mezzanine loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of March 31, 2014, the weighted average effective interest rate on our private finance debt investments was 9.2%, which includes the impact of non-accruing loans. As of March 31, 2014, our fully-diluted weighted average ownership interest in our private finance portfolio companies, which excludes our 100% investments in European Capital and ACAM, was 73%, with a total equity investment at fair value of approximately $1.4 billion.
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
As a Business Development Company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of March 31, 2014, we had board seats at 49 out of 85 of our private finance portfolio companies, excluding SFRL, and had board observation rights at certain other private finance portfolio companies. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.
American Capital Asset Management Investment
Our fund management business is conducted through our wholly-owned portfolio company, ACAM. In general, subsidiaries of ACAM will enter into management agreements with each of its managed funds. As of March 31, 2014, our investment in ACAM was $171 million at cost and $805 million at fair value, or 16% of our total investments at fair value. The discussion of the operations of ACAM includes its consolidated subsidiaries. As of March 31, 2014, ACAM’s earning assets under management totaled $13 billion. As of March 31, 2014, ACAM had $77 billion of total assets under management (including levered assets), including $67 billion of total assets under management for American Capital Agency Corp. (NASDAQ: AGNC) and $7 billion of total assets under management for American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded mortgage real estate investment trusts (“REITs”), and $0.3 billion of total assets under management for American Capital Senior Floating, Ltd. (NASDAQ: ACSF). We believe that having capital to incubate new funds to be managed by ACAM is a competitive advantage for our asset management business.
ACAM had over 120 employees as of March 31, 2014, including six Investment Teams with over 55 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three months ended March 31, 2014, American Capital received $9 million in expense reimbursements from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds.

The following table sets forth certain information with respect to ACAM’s funds under management as of March 31, 2014:

Fund	Fund type	Established	Assets under management	Investment types	Capital type
European Capital	Private Equity Fund	2005	$1.1 Billion	Senior and Mezzanine Debt, Equity, Structured Products	Permanent
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$67.3 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$7.3 Billion	Mortgage Investments	Permanent
ACSF	Publicly Traded BDC - NASDAQ (ACSF)	2014	$0.3 Billion	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$0.5 Billion	Equity	Finite Life
ACE II	Private Equity Fund	2007	$0.2 Billion	Equity	Finite Life
ACAS CLO 2007-1	CLO	2006	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACSF is a BDC that invests primarily in first lien and second lien floating rate loans to large market, U.S. based companies and invests opportunistically in equity tranches of CLOs collateralized primarily by SFRL. On January 15, 2014, ACSF successfully completed its Initial Public Offering (“IPO”) of ten million shares of common stock for proceeds of $150 million. Its shares are traded on The NASDAQ Global Select Market under the symbol “ACSF.” ACAM earns a base management fee of 0.80% of ACSF’s assets, as defined in ACSF’s management agreement. In addition, ACAM also purchased 3% of the common stock of ACSF for $4.5 million.
Under its investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012, 2013 and 2014.
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
ACE I is a private equity fund, which was established in 2006 with $1 billion of equity commitments from third-party investors. ACAM manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets and 10% to 30% of the net profits of ACE I, subject to certain hurdles (“Carried Interest”). Due to certain clawback obligations, as defined in ACE I’s operating agreement, as of March 31, 2014, ACAM has not recorded an accrual related to its Carried Interest in ACE I. Pursuant to the operating agreement, ACE I will be dissolved on October 1, 2014, unless extended. The term of the fund can be extended by us for up to two additional years to allow for an orderly dissolution and liquidation of the fund’s investments in accordance with the operating agreement.
ACE II is a private equity fund, which was established in 2007 with $585 million of equity commitments from third-party investors. ACAM manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II’s assets and a 10% to 35% Carried Interest, subject to certain hurdles. As of March 31, 2014, ACAM has not recorded an accrual related to its Carried Interest in ACE II. Pursuant to the limited partnership agreement, ACE II will be dissolved on October 1, 2016, unless extended. The term of the fund can be extended by us for up to two additional years to allow for an orderly dissolution and liquidation of the fund’s investments in accordance with the limited partnership agreement.
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
In addition to managing ACAS CLO 2012-1 and ACAS CLO 2013-1, ACAM, through a wholly-owned subsidiary, also holds a direct investment in these funds consisting of 70% of the non-rated equity tranche of subordinated notes with a total fair value of $50 million as of March 31, 2014.
ACAM will also manage ACE III, a $1.1 billion U.S. lower middle market private equity fund that entered into definitive agreements with a group of investors on April 28, 2014 and is expected to close within 90 days.
European Capital Investment
 European Capital is a wholly-owned investment fund incorporated in Guernsey and is managed by ACAM. European Capital invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity.
As of March 31, 2014, European Capital had investments in 30 portfolio companies totaling $969 million at fair value, with an average investment size of $32 million, or 2.8% of its total assets. As of March 31, 2014, European Capital’s five largest investments at fair value were $624 million, or 54% of its total assets.
The composition of European Capital’s investment portfolio by business line as of March 31, 2014, at fair value, as a percentage of its total investments, is shown below:

March 31, 2014
Business Line
European Capital One Stop Buyouts®	49%
Sponsor Finance Investments	44%
Direct and Other Investments	5%
Structured Products	2%
Total by business line	100%
As of March 31, 2014, all of European Capital’s assets are invested in portfolio companies headquartered in countries with AA rating or better based on Standard & Poor’s ratings. As of March 31, 2014, European Capital’s NAV at fair value was $923 million and our investment in European Capital consisted of an equity investment with a cost basis and fair value of $992 million and $801 million, respectively. We valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value. See Note 3 to our interim consolidated financial statements in this Form 10-Q for further discussion of our valuation of European Capital.
Summary of Critical Accounting Policies
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; income taxes; interest and dividend income recognition; and stock-based compensation. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of March 31, 2014.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Operating revenue	$84	$133
Operating expenses	68	65
NOI before income taxes	16	68
Tax provision	(11)	(22)
NOI	5	46
Net realized gain (loss), net of tax	21	(8)
Net realized earnings	26	38
Net unrealized appreciation, net of tax	44	308
Net earnings	$70	$346

Operating Revenue
We derive the majority of our operating revenue by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating revenue from investing in Structured Products and in our wholly-owned portfolio company, ACAM. Operating revenue consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Interest income on debt investments	$29	$68
Interest income on Structured Products investments	12	19
Dividend income on private finance portfolio investments	16	8
Dividend income from ACAM	14	27
Interest and dividend income	71	122
Portfolio company advisory and administrative fees	3	4
Advisory and administrative services - ACAM	9	5
Other fees	1	2
Fee income	13	11
Total operating revenue	$84	$133
Interest and Dividend Income
The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Debt investments at cost(1)	$1,754	$1,941
Average non-accrual debt investments at cost(2)	$301	$286
Effective interest rate on debt investments	6.7%	14.1%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	9.7%	10.6%
Structured Products investments at cost(1)	$358	$380
Effective interest rate on Structured Products investments	13.1%	19.4%
Debt and Structured Products investments at cost(1)	$2,112	$2,321
Effective interest rate on debt and Structured Products investments	7.8%	15.0%
Average daily one-month LIBOR	0.2%	0.2%
Equity investments - private finance portfolio at cost(1)(3)	$2,067	$2,012
Effective dividend yield on equity investments - private finance portfolio(3)	3.0%	1.6%
Effective dividend yield on equity investments - private finance portfolio, excluding non-accrual prior period adjustments(3)	3.5%	4.2%
Debt, Structured Products and equity investments at cost(1)(3)	$4,179	$4,333
Effective yield on debt, Structured Products and equity investments(3)	5.4%	8.8%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	7.0%	8.4%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and European Capital.

Debt Investments

Interest income on debt investments decreased by $39 million, or 57%, for the three months ended March 31, 2014, over the comparable period in 2013, primarily due to a decrease in our monthly weighted average debt investments outstanding and a negative impact from non-accrual loans. Our weighted average debt investments outstanding decreased by $187 million for the three months ended March 31, 2014 over the comparable period in 2013 primarily as a result of the repayment or sale of debt investments. In addition, the average non-accrual debt investments outstanding increased from $286 million to $301 million during three months ended March 31, 2013 and 2014, respectively.
When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended March 31, 2014, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $13 million as a result of debt investments being placed on non-accrual, which had an approximate 300 basis point negative impact on the effective interest rate on debt investments. For the three months ended March 31, 2013, we recorded additional interest income on uncollected PIK interest income reserved in prior periods of $17 million as a result of debt investments being removed from non-accrual, which had an approximate 350 basis point positive impact on the effective interest rate on debt investments.

Structured Products

Interest income on Structured Products investments decreased by $7 million, or 37%, for the three months ended March 31, 2014, over the comparable period in 2013, primarily due to the accelerated recognition of income on CLO investments in 2013 as well as a decrease in our monthly weighted average Structured Products investments. Our monthly weighted average Structured Products investments outstanding decreased by $22 million, or 6%, for the three months ended March 31, 2014 over the comparable period in 2013, primarily as a result of the write-off of non-performing CMBS investments.
Equity Investments - Private Finance Portfolio

Dividend income on private finance portfolio investments increased by $8 million, or 100%, for the three months ended March 31, 2014, over the comparable period in 2013 primarily due to an increased recording of reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments for the three months ended March 31, 2013. As a result, the monthly weighted average effective dividend yield on equity investments was 3.0% for the three months ended March 31, 2014, a 140 basis point increase over the comparable period in 2013.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three months ended March 31, 2014 and March 31, 2013, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred stock investments of $3 million and $13 million, respectively, which had an approximate 50 basis point and 260 basis point negative impact, respectively, on the effective dividend yield on equity investments.
For the three months ended March 31, 2014 and 2013, we recorded $6 million and $2 million, respectively, of dividend income for non-recurring dividends on common equity investments.
Equity Investments - ACAM

Dividend income from ACAM was $14 million and $27 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in dividends received during the three months ended March 31, 2014 over the comparable period in 2013 was primarily due to a decrease in fees earned for the management of AGNC and MTGE as well as increased expenses incurred by ACAM related to the IPO of ACSF. The decline in fees earned by ACAM for managing AGNC and MTGE was primarily due to a decline in their equity as a result of repurchases of common stock and realized losses. In addition, for the three months ended March 31, 2014 and 2013, we received an additional $3 million of dividends from ACAM which was recorded as a reduction to cost basis.

Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees for the three months ended March 31, 2014 and 2013 were $3 million and $4 million, respectively.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three months ended March 31, 2014 and 2013 were $9 million and $5 million, respectively. The fees generated from these service agreements increased $4 million, or 80%, for the three months ended March 31, 2014 over the comparable period in 2013 due to an increase in the funds under management of ACAM, primarily ACSF, ACAS CLO 2013-1 and ACAS CLO 2013-2.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses
Operating expenses increased $3 million, or 5%, for the three months ended March 31, 2014 over the comparable period in 2013. Operating expenses consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Interest	$12	$11
Salaries, benefits and stock-based compensation	42	41
General and administrative	14	13
Total operating expenses	$68	$65
Interest
Interest expense for the three months ended March 31, 2014 increased $1 million, or 9%, over the comparable period in 2013. The increase in interest expense was primarily attributable to an increase in the weighted average debt balance partially offset by a decrease in the weighted average interest rate on outstanding public and private borrowings for the three months ended March 31, 2014 over the comparable period in 2013. Our weighted average borrowings, excluding discounts, increased to $800 million for the three months ended March 31, 2014 from $727 million in the comparable period in 2013. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2014 was 5.9%, compared to 6.3% for the three months ended March 31, 2013. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2014 was 5.2%, compared to 5.0% for the three months ended March 31, 2013.
Salaries, Benefits and Stock-based Compensation
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Base salaries	$15	$17
Incentive compensation	12	14
Benefits	5	3
Stock-based compensation	10	7
Total salaries, benefits and stock-based compensation	$42	$41
Salaries, benefits and stock-based compensation for the three months ended March 31, 2014 increased $1 million, or 2%, from the comparable period in 2013 primarily due to increases in benefits and stock-based compensation partially offset by a reduction in base salaries and incentive compensation. As of March 31, 2014, we had 271 total employees compared to 263 total employees as of March 31, 2013.

Tax (Provision) Benefit
Our tax (provision) benefit consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Tax provision - net operating income	$(11)	$(22)
Tax (provision) benefit - net realized gain (loss)	(3)	13
Tax benefit - net unrealized appreciation	12	—
Total tax provision	$(2)	$(9)
During the first quarter of 2014, we concluded that tax deductions recorded in fiscal years 2012 and 2013 pursuant to Section 162(m) of the Code were recorded in error for cash bonus payments and cash bonus awards under our Deferred Plan. As a result, $7.5 million of income tax expense associated with the reversal of these tax deductions was recorded in the financial statement line item tax provision in our consolidated statements of operations for the three months ended March 31, 2014. These errors were immaterial to the individual prior periods impacted. See Note 10 to our interim consolidated financial statements in this Form 10-Q for further discussion of income taxes.
Net Realized Gain (Loss)
Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended March 31,
	2014	2013
Anchor Drilling Fluids USA, Inc.	$19	$—
Mirion Technologies, Inc.	—	27
Other, net	6	4
Total gross realized portfolio gain	25	31

Paradigm Precision Holdings, LLC	—	(30)
Other, net	(4)	(8)
Total gross realized portfolio loss	(4)	(38)
Total net realized portfolio gain (loss)	21	(7)
Foreign currency transactions	2	—
Derivative agreements	1	(14)
Tax (provision) benefit	(3)	13
Total net realized gain (loss)	$21	$(8)

The following are summary descriptions of portfolio company realized gains or losses equal to or greater than $30 million.
In the first quarter of 2013, our portfolio company Paradigm Precision Holdings, LLC was sold. As part of the sale, we received $112 million in cash proceeds, realizing a loss of $30 million partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $13 million of additional cash proceeds from this sale that remain held in a sale escrow as of March 31, 2014.

Net Unrealized Appreciation (Depreciation)
The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended March 31,
	2014	2013
Gross unrealized appreciation of American Capital One Stop Buyouts®	$29	$54
Gross unrealized depreciation of American Capital One Stop Buyouts®	(142)	(45)
Gross unrealized appreciation of Sponsor Finance, Direct and Other Investments	7	28
Gross unrealized depreciation of Sponsor Finance, Direct and Other Investments	(40)	(24)
Net unrealized (depreciation) appreciation of private finance portfolio investments	(146)	13
Net unrealized appreciation of European Capital investment	64	111
Net unrealized appreciation of European Capital foreign currency translation	—	17
Net unrealized appreciation of ACAM	121	214
Net unrealized depreciation of Structured Products investments	(2)	(8)
Reversal of prior period net unrealized appreciation upon realization	(2)	(12)
Net unrealized appreciation of portfolio investments	35	335
Foreign currency translation - European Capital	(4)	(38)
Foreign currency translation - other	—	(2)
Derivative agreements and other	1	13
Tax benefit	12	—
Net unrealized appreciation	$44	$308
See Note 3 to our interim consolidated financial statements in this Form 10-Q for a description of our valuation methodologies.
Private Finance Portfolio
Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $3,926 million and fair value of $3,111 million as of March 31, 2014. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.
American Capital One Stop Buyouts®
For the three months ended March 31, 2014, our private finance portfolio of American Capital One Stop Buyouts® experienced $113 million of net unrealized depreciation driven by the ACE III transaction and specific company performance. For the three months ended March 31, 2013, our private finance portfolio of American Capital One Stop Buyouts® experienced $9 million of net unrealized appreciation driven primarily by improved company performance, multiple expansion of comparable companies and narrowing investment spreads.
Sponsor Finance, Direct and Other Investments
For the three months ended March 31, 2014 and 2013, our private finance portfolio of Sponsor Finance, Direct and Other Investments experienced $33 million of net unrealized depreciation and $4 million of net unrealized appreciation, respectively, primarily driven by specific company performance.
European Capital
As of March 31, 2014, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $992 million and $801 million, respectively. For the three months ended March 31, 2014, we recognized net unrealized appreciation of $64 million on our investment in European Capital. For the three months ended March 31, 2013, we recognized net unrealized appreciation of $128 million on our investment in European Capital composed of $111 million unrealized appreciation on our investment and $17 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.
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
For the three months ended March 31, 2014 and 2013, we recorded unrealized depreciation of $4 million and $38 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $4 million and $40 million for foreign currency translation for the three months ended March 31, 2014 and 2013, respectively).
European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in European Capital One Stop Buyouts®, Sponsor Finance Investments and provides capital directly to early stage and mature private and small public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital’s underlying portfolio investments are recorded at fair value determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital for several reasons, including a public to private liquidity discount, the risks associated with our ability to realize the full fair value of European Capital’s underlying assets and a lack of diversity of income that would be provided if European Capital was managing third-party capital.
During the three months ended March 31, 2014 and 2013, the unrealized appreciation on our investment in European Capital of $64 million and $111 million, respectively, excluding unrealized appreciation on foreign currency translation, was due primarily to a reduction to the discount applied to NAV. In addition, we received a dividend from European Capital of $104 million for the three months ended March 31, 2014 that was treated as a return of capital.
The following is a summary composition of European Capital’s NAV at fair value and our equity investment’s implied discount to European Capital’s NAV at fair value (€ and $ in millions) as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Debt investments at fair value	€334	€406
Equity investments at fair value	371	364
Other assets and liabilities, net	71	56
Third-party unsecured debt at cost	(107)	(107)
NAV (Euros)	€669	€719
Exchange rate	1.38	1.38
NAV (U.S. dollars)	$923	$992
Fair value of American Capital equity investment	$801	$841
Implied discount to NAV	13.2%	15.2%
American Capital Asset Management, LLC
ACAM had a cost basis of $171 million and fair value of $805 million as of March 31, 2014. During the three months ended March 31, 2014 and 2013, we recognized $121 million and $214 million of unrealized appreciation, respectively, on our investment in ACAM. The unrealized appreciation on our investment in ACAM for the three months ended March 31, 2014 was primarily due to increases in actual and forecasted growth for AGNC and MTGE, multiple expansion and projected fees for managing ACE III. The unrealized appreciation on our investment in ACAM for the three months ended March 31, 2013 was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in the equity capital of each company.
Structured Products Investments
American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO, CDO and CMBS securities) with a cost basis of $376 million and fair value of $303 million as of March 31, 2014. During the three months ended March 31, 2014 and 2013, we recorded $2 million and $8 million of net unrealized depreciation, respectively, on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans due to decreasing spreads on underlying collateral as investments are nearing the end of their life.

Derivative Agreements and Other
For interest rate agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate agreement. The derivative agreements generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity as well as changes in our and our counterparty’s credit risk.
During the three months ended March 31, 2013, we recorded $13 million of net unrealized appreciation from derivative agreements, primarily due to reversals of unrealized depreciation upon realization of losses for terminated interest rate derivative agreements. The fair value of the liability for our derivative agreements as of March 31, 2014 was $7 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio, cash and cash equivalents and our four-year $250 million secured revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2014, we had no loans outstanding under our $250 million Revolving Credit Facility.
As of March 31, 2014, we had $468 million of cash and cash equivalents and $104 million of restricted cash and cash equivalents. As of March 31, 2014, our restricted cash and cash equivalents included $100 million of the funded cash collateral on deposit with a custodian under our total return swaps. During the three months ended March 31, 2014 and 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.
As of March 31, 2014, our required principal amortization for the next twelve months consists of $4.5 million scheduled amortization on our secured term loans. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.
Operating, Investing and Financing Cash Flows
For the three months ended March 31, 2014 and 2013, cash provided by operations was $8 million and $50 million, respectively. Our cash flow from operations for the three months ended March 31, 2014 and 2013, was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.
For the three months ended March 31, 2014 and 2013, net cash provided by investing activities was $260 million and $117 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $442 million and $281 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had portfolio investments totaling $5.0 billion at fair value, including $1.8 billion in debt investments, $2.9 billion in equity investments and $0.3 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the three months ended March 31, 2014 and 2013, net cash used in financing activities was $115 million and $138 million, respectively. The primary use of cash from financing activities during the three months ended March 31, 2014 was repurchases of our common stock of $137 million. The primary use of cash from financing activities during the three months ended March 31, 2013 was debt payments of $113 million on our asset securitizations and $128 million for repurchases of our common stock offset by an $87 million decrease in debt service escrows associated with our asset securitizations.
Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2014, our debt obligations and asset coverage were $800 million and 528%, respectively. In our calculation of asset coverage, we are including a notional amount of $383 million for the loans related to our total return swap transactions. See Note 4 to our interim consolidated financial statements in this Form 10-Q for further discussion of our debt obligations.
The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 22, 2014	$4.5 million
August 21, 2015	$4.5 million
August 22, 2016	$4.5 million
Secured Term Loans Maturity Date (August 22, 2017)	Outstanding Balance
Unsecured Private Notes Maturity Date (September 15, 2018)	Outstanding Balance
Total Return Swaps
American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (the “2012 TRS” and “2012 TRS II”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). The maximum amount of the loans that can be included in the Reference Pool is $400 million (determined at the time each such loan is added to the Reference Pool) and the maximum cash collateral requirement is $100 million. As of March 31, 2014, ACTRS had provided $100 million of cash collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. As of March 31, 2014, the loans in the Reference Pools for the 2012 TRS and the 2012 TRS II had a notional of approximately $383 million.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of March 31, 2014, our NAV was $19.29 per share and our closing market price was $15.80 per share.
During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). During the three months ended March 31, 2014, we repurchased a total of 8.9 million shares of our common stock in the open market for $137 million at an average price of $15.38 per share. During the three months ended March 31, 2013, we repurchased a total of 9.0 million shares of our common stock in the open market for $128 million at an average price of $14.23 per share. In March 2014, our Board of Directors suspended the Stock Repurchase Program and Dividend Program for an indefinite period. See Note 9 to our interim consolidated financial statements in this Form 10-Q for further discussion of the Stock Repurchase and Dividend Program.
Commitments
 As of March 31, 2014, we had commitments under loan and financing agreements to fund up to $190 million to 18 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.
Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2014, loans on non-accrual status for 21 portfolio companies had a cost basis and fair value of $315 million and $165 million, respectively.

As of March 31, 2014 and December 31, 2013, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	March 31, 2014	December 31, 2013
Current	$1,605	$1,377
0 - 30 days past due	—	26
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	26
Non-accruing loans at cost	315	287
Total loans at cost	$1,920	$1,690
Non-accruing loans at fair value	$165	$154
Total loans at fair value	$1,790	$1,580
Non-accruing loans at cost as a percent of total loans at cost	16.4%	17.0%
Non-accruing loans at fair value as a percent of total loans at fair value	9.2%	9.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	52.4%	53.7%

We believe that debt service collection is probable for our past due accruing loans. Non-accruing loans at cost increased $28 million from December 31, 2013 to March 31, 2014 primarily due to approximately $60 million of loans placed on non-accrual status due to weaker portfolio company performance, partially offset by approximately $16 million of PIK reserves which were already on non-accrual status and $16 million of loans removed from non-accrual status due to improved portfolio company performance.
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
As of March 31, 2014, approximately 26% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 45% were at variable rates with interest rate floors, primarily one-month LIBOR, 4% were at variable rates with no interest rate floors and 25% were on non-accrual status (3% of loans on non-accrual status were at variable rates). Additionally, approximately 57% of our borrowings bear interest at variable rates with a 0.75% interest rate floor and 43% of our borrowings bear interest at fixed rates. The one-month LIBOR rate was 0.2% as of March 31, 2014.
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
Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB ASC 815, Derivative and Hedging. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on the interest settlement date.

Based on our March 31, 2014 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Earnings
Up 400 basis points	$27	$16	$11	$11
Up 300 basis points	$18	$11	$7	$7
Up 200 basis points	$8	$6	$2	$2
Up 100 basis points	$1	$2	$(1)	$(1)
Down 100 basis points	$—	$—	$—	$—
Foreign Currency Risks
We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three months ended March 31, 2014, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $4 million. This was primarily as a result of changes in the Euro and U.S. dollar exchange rates.
As of March 31, 2014, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of March 31, 2014. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $41 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of March 31, 2014, the fair value of 97% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal controls over financial reporting or in other factors that could have significantly affected the internal controls over financial reporting during the first quarter of 2014.

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
The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Dividend Program
In September 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments. In March 2014, our Board of Directors suspended the Stock Repurchase Program and Dividend Program for an indefinite period. The following table provides information for the quarter ended March 31, 2014, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
February 12, 2014 through February 28, 2014	6.3	$15.35	6.3	N/A
March 3, 2014 through March 10, 2014	2.6	$15.47	2.6	N/A
First Quarter 2014	8.9	$15.38	8.9	N/A

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases or dividends.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

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

10.1.
Amendment No. 2 to the Senior Secured Term Loan Credit Agreement, dated as of February 26, 2014, among American Capital, Ltd., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

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

Date: May 12, 2014