Form 10-Q
period 2014-06-30
AMERICAN CAPITAL, LTD
filed 2014-08-11
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of July 28, 2014, was 268,603,617.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,987 and $1,338, respectively)	$1,688	$1,085
Affiliate investments (cost of $207 and $302, respectively)	191	282
Control investments (cost of $3,370 and $3,908, respectively)	3,632	3,705
Total investments at fair value (cost of $5,564 and $5,548, respectively)	5,511	5,072
Cash and cash equivalents	135	315
Restricted cash and cash equivalents	130	74
Interest and dividend receivable	38	38
Deferred tax asset, net	431	414
Other	149	96
Total assets	$6,394	$6,009
Liabilities and Shareholders’ Equity
Debt ($5 and $5 due within one year, respectively)	$791	$791
Trade date settlement liability	206	15
Other	92	77
Total liabilities	1,089	883
Commitments and contingencies (Note 8)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 268.3 and 274.8 issued and 263.7 and 270.2 outstanding, respectively	3	3
Capital in excess of par value	6,193	6,296
Distributions in excess of net realized earnings	(729)	(774)
Net unrealized depreciation of investments	(162)	(399)
Total shareholders’ equity	5,305	5,126
Total liabilities and shareholders’ equity	$6,394	$6,009
Net Asset Value Per Common Share Outstanding	$20.12	$18.97

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$28	$53	$41	$121
Affiliate investments	(5)	7	(5)	17
Control investments	60	58	118	102
Total interest and dividend income	83	118	154	240
Fee income
Non-Control/Non-Affiliate investments	5	3	6	4
Affiliate investments	—	1	—	1
Control investments	12	8	24	18
Total fee income	17	12	30	23
Total operating revenue	100	130	184	263
Operating Expenses
Interest	11	11	23	22
Salaries, benefits and stock-based compensation	35	40	77	81
General and administrative	13	14	27	27
Total operating expenses	59	65	127	130
Net Operating Income Before Income Taxes	41	65	57	133
Tax provision	(15)	(16)	(26)	(38)
Net Operating Income	26	49	31	95
Net realized (loss) gain
Non-Control/Non-Affiliate investments	32	(15)	34	(15)
Affiliate investments	(27)	10	(8)	10
Control investments	(19)	(30)	(19)	(37)
Foreign currency transactions	1	(1)	3	(1)
Derivative agreements	1	(3)	2	(17)
Tax benefit	5	12	2	25
Total net realized (loss) gain	(7)	(27)	14	(35)
Net unrealized appreciation (depreciation)
Portfolio company investments	185	(20)	220	315
Foreign currency translation	(12)	20	(16)	(20)
Derivative agreements and other	(3)	1	(2)	14
Tax benefit (provision)	23	(2)	35	(2)
Total net unrealized appreciation (depreciation)	193	(1)	237	307
Total net gain (loss)	186	(28)	251	272
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$212	$21	$282	$367

Net Operating Income Per Common Share
Basic	$0.10	$0.16	$0.12	$0.32
Diluted	$0.09	$0.16	$0.11	$0.30
Net Earnings Per Common Share
Basic	$0.80	$0.07	$1.05	$1.22
Diluted	$0.76	$0.07	$1.00	$1.17
Weighted Average Shares of Common Stock Outstanding
Basic	266.2	297.5	268.4	301.4
Diluted	278.5	309.7	280.9	313.8
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2014	2013
Operations
Net operating income	$31	$95
Net realized gain (loss)	14	(35)
Net unrealized appreciation	237	307
Net earnings	282	367
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	16	16
Repurchase of common stock	(137)	(253)
Stock-based compensation	13	15
Other	5	5
Net decrease in net assets resulting from capital share transactions	(103)	(217)
Total increase in net assets	179	150
Net assets at beginning of period	5,126	5,429
Net assets at end of period	$5,305	$5,579

Net asset value per common share outstanding	$20.12	$19.28
Common shares outstanding at end of period	263.7	289.4

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net earnings	$282	$367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(202)	(309)
Net realized (gain) loss on investments	(12)	60
Accrued PIK interest and dividends on investments	(3)	(82)
Stock-based compensation	18	15
(Increase) decrease in deferred tax asset, net	(11)	16
Increase in interest and dividend receivable	(2)	(6)
(Increase) decrease in other assets	(5)	9
(Decrease) increase in other liabilities	(16)	14
Other	(2)	2
Net cash provided by operating activities	47	86
Investing Activities
Purchases and originations of investments	(915)	(163)
(Repayments) fundings from portfolio company revolving credit facility investments, net	(9)	3
Principal repayments on debt investments	239	282
Proceeds from loan syndications and loan sales	21	4
Payment of accrued PIK notes and dividend and accreted original issue discounts	124	67
Proceeds from equity investments	466	78
Increase in cash collateral on total return swaps	(35)	(81)
Other	(2)	(23)
Net cash (used in) provided by investing activities	(111)	167
Financing Activities
Payments on notes payable from asset securitizations	—	(162)
Proceeds from issuance of common stock upon exercise of stock options	16	16
Repurchase of common stock	(137)	(253)
Decrease in debt service escrows	—	115
Other	5	7
Net cash used in financing activities	(116)	(277)
Net decrease in cash and cash equivalents	(180)	(24)
Cash and cash equivalents at beginning of period	315	331
Cash and cash equivalents at end of period	$135	$307

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2014	2013
Per Share Data
Net asset value at beginning of the period	$18.97	$17.84
Net operating income(1)	0.12	0.32
Net realized gain loss(1)	0.05	(0.12)
Net unrealized appreciation(1)	0.88	1.02
Net earnings(1)	1.05	1.22
Issuance of common stock from stock compensation plans	(0.11)	(0.11)
Repurchase of common stock	0.15	0.31
Other, net(2)	0.06	0.02
Net asset value at end of period	$20.12	$19.28
Ratio/Supplemental Data
Per share market value at end of period	$15.29	$12.67
Total investment (loss) return(3)	(2.24%)	5.40%
Shares of common stock outstanding at end of period	263.7	289.4
Net assets at end of period	$5,305	$5,579
Average net assets(4)	$5,170	$5,559
Average debt outstanding(5)	$800	$689
Average debt outstanding per common share(1)	$2.98	$2.28
Portfolio turnover rate(6)	33.25%	8.70%
Ratio of operating expenses to average net assets(6)	4.95%	4.72%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.06%	3.92%
Ratio of interest expense to average net assets(6)	0.90%	0.80%
Ratio of net operating income to average net assets(6)	1.21%	3.45%

(1)	Weighted average basic per share data.

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

(3)
Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan. The total investment return has not been annualized.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	N/A	6/19		$16.0	$15.8	$16.2
American Acquisition, LLC(7)	Capital Markets	Senior Debt(6)	4.1%	15.2%	12/14		2.7	2.7	2.7
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.2	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				1,171		1.2	1.7
		Common Units(4)				3,830,068		0.7	—
								1.9	1.7
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.4
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.9
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	16.4
Datapipe, Inc.	IT Services	Senior Debt(6)	8.5%	N/A	9/19		12.5	12.4	12.6
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(5)(6)	6.6%	3.3%	12/16		15.3	14.3	14.5
		Mezzanine Debt(5)(6)	N/A	11.0%	12/22		2.0	1.8	0.2
								16.1	14.7
Flexera Software LLC	Software	Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	5.0
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.3
		Common Stock Warrants(4)(6)				7,067		—	0.1
								—	0.4
Inmar, Inc.	Commercial Services & Supplies	Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	19.9
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	N/A	10.0%	5/17		3.0	3.0	3.0
Jazz Acquisition, Inc.	Aerospace & Defense	Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	25.3
Landslide Holdings, Inc.	Software	Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	9.1
LTG Acquisition, Inc.	Communications Equipment	Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	46.0
		Common Stock(4)(6)				5,000		5.0	5.0
								51.0	51.0
Mitchell International, Inc.	IT Services	Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	7.2
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	N/A	10/15		1.3	1.1	1.1
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.5
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		7.2	7.2
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.8
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	N/A	1/16-6/16		37.3	37.2	37.4
		Mezzanine Debt(6)	12.3%	3.3%	7/16-11/16		45.2	45.0	43.0
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		52.5	19.0	17.7
								101.2	98.1
Survey Sampling International, LLC	Media	Senior Debt(6)	9.5%	N/A	6/20		38.8	38.1	38.1
Systems Maintenance Services Holding, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	10/20		28.0	27.8	27.8
Tectum Holdings, Inc.	Auto Components	Senior Debt(6)	9.0%	N/A	3/19		25.0	24.9	24.9
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	17.0
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	40.5
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.4%	5.8%	8/18		93.2	93.0	86.9
		Convertible Preferred Stock(4)(6)				2,008,575		200.8	24.5
		Common Stock(4)(6)				502,144		49.9	—
								343.7	111.4

SENIOR FLOATING RATE LOANS
24 Hour Fitness Worldwide, Inc.	Hotels, Restaurants & Leisure	Senior Debt(6)	4.8%	N/A	5/21		10.3	10.4	10.4
Accellent Inc.	Health Care Equipment & Supplies	Senior Debt(6)	4.5%	N/A	3/21		6.5	6.5	6.5

Acosta, Inc.	Media	Senior Debt(6)	4.3%	N/A	3/18		8.1	8.1	8.2
Advantage Sales & Marketing Inc.	Food Products	Senior Debt(6)	4.3%	N/A	12/17		5.0	5.0	5.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Affinia Group Inc.	Auto Components	Senior Debt(6)	4.8%	N/A	4/20		0.7	0.7	0.7
AlixPartners, LLP	Diversified Financial Services	Senior Debt(6)	4.0%	N/A	7/20		5.0	5.1	5.0
American Renal Holdings Inc.	Health Care Providers & Services	Senior Debt(6)	4.5%	N/A	8/19		5.0	5.0	5.0
American Tire Distributors, Inc.	Distributors	Senior Debt(6)	5.8%	N/A	6/18		4.0	4.0	4.1
Aquilex LLC	Commercial Services & Supplies	Senior Debt(6)	5.0%	N/A	12/20		3.0	3.0	3.0
Aramark Corporation(7)	Leisure Products	Senior Debt(6)	3.3%	N/A	2/21		5.0	5.0	5.0
Ardent Medical Services, Inc.	Health Care Providers & Services	Senior Debt(6)	6.8%	N/A	7/18		0.3	0.3	0.3
ARG IH Corporation	Hotels, Restaurants & Leisure	Senior Debt(6)	5.0%	N/A	11/20		5.0	5.0	5.0
Ascensus, Inc.	Commercial Services & Supplies	Senior Debt(6)	5.0%	N/A	12/19		6.1	6.1	6.1
Asurion, LLC	Commercial Services & Supplies	Senior Debt(6)	5.0%	N/A	5/19		7.5	7.5	7.5
Atlantic Power Limited Partnership(7)	Independent Power and Renewable Electricity Producers	Senior Debt(6)	4.8%	N/A	2/21		4.7	4.7	4.7
Bally Technologies, Inc.(7)	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	11/20		2.3	2.3	2.3
BarBri, Inc.	Diversified Consumer Services	Senior Debt(6)	4.5%	N/A	7/19		4.8	4.9	4.9
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	Senior Debt(6)	4.5%	N/A	9/19		5.0	5.0	5.0
Blackboard Inc.	Software	Senior Debt(6)	4.8%	N/A	10/18		5.0	5.0	5.0
BWay Holding Company	Containers & Packaging	Senior Debt(6)	4.5%	N/A	8/17		5.0	5.0	5.0
Capital Automotive L.P.	Real Estate	Senior Debt(6)	4.0%	N/A	4/19		7.4	7.5	7.5
Capsugel Holdings US, Inc.	Pharmaceuticals	Senior Debt(6)	3.5%	N/A	8/18		4.9	4.9	4.9
Carecore National, LLC	Health Care Providers & Services	Senior Debt(6)	5.5%	N/A	3/21		5.0	5.1	5.1
Catalent Pharma Solutions, Inc.	Pharmaceuticals	Senior Debt(6)	4.5%	N/A	5/21		7.5	7.5	7.5
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	5.0
Checkout Holding Corp.	Media	Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	5.0
Connolly, LLC	Professional Services	Senior Debt(6)	5.3%	N/A	5/21-5/22		9.9	9.9	10.0
Consolidated Communications, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	4.3%	N/A	12/20		5.0	5.0	5.0
CPG International LLC	Building Products	Senior Debt(6)	4.8%	N/A	9/20		5.0	5.0	5.0
CPI International Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	4.3%	N/A	4/21		5.5	5.5	5.5
Del Monte Foods, Inc.(7)	Food Products	Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	5.0
Dialysis Newco, Inc.	Health Care Providers & Services	Senior Debt(6)	6.5%	N/A	10/21		7.0	7.0	7.0
Dole Food Company, Inc.	Food Products	Senior Debt(6)	4.5%	N/A	11/18		7.4	7.5	7.4
Duff & Phelps Corporation	Capital Markets	Senior Debt(6)	4.5%	N/A	4/20		5.0	5.0	5.0
EFS Cogen Holdings I, LLC	Electric Utilities	Senior Debt(6)	3.8%	N/A	12/20		4.8	4.8	4.8
Electrical Components International, Inc.	Electrical Equipment	Senior Debt(6)	5.8%	N/A	5/21		3.0	3.0	3.1
Entravision Communications Corporation(7)	Media	Senior Debt(6)	3.5%	N/A	5/20		2.0	2.0	2.0
EquiPower Resources Holdings, LLC	Electric Utilities	Senior Debt(6)	4.3%	N/A	12/18-12/19		5.0	5.0	5.0
Evergreen Acqco 1 LP	Multiline Retail	Senior Debt(6)	5.0%	N/A	7/19		4.9	5.0	4.9
EWT Holdings III Corp.	Machinery	Senior Debt(6)	4.8%	N/A	1/21		3.0	3.0	3.0
Filtration Group Corporation	Industrial Conglomerates	Senior Debt(6)	4.5%	N/A	11/20		7.5	7.6	7.6
First Data Corporation	IT Services	Senior Debt(6)	4.2%	N/A	3/21		5.0	5.0	5.0

Flexera Software LLC	Software	Senior Debt(6)	4.5%	N/A	4/20		5.6	5.6	5.6
Fly Funding II S.à r.l.(7)	Trading Companies & Distributors	Senior Debt(6)	4.5%	N/A	8/19		4.7	4.7	4.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Flying Fortress Inc.(7)	Capital Markets	Senior Debt(6)	3.5%	N/A	6/17		5.3	5.3	5.3
Global Tel*Link Corporation	Diversified Telecommunication Services	Senior Debt(6)	5.0%	N/A	5/20		4.6	4.6	4.6
Great Wolf Resorts, Inc.	Hotels, Restaurants & Leisure	Senior Debt(6)	4.5%	N/A	8/20		5.5	5.5	5.5
Grede Holdings LLC	Auto Components	Senior Debt(6)	4.8%	N/A	6/21		2.5	2.5	2.5
Greeneden U.S. Holdings II, LLC	Software	Senior Debt(6)	4.0%	N/A	2/20		5.0	5.0	5.0
Grosvenor Capital Management Holdings, LLLP	Capital Markets	Senior Debt(6)	3.8%	N/A	1/21		10.0	10.0	10.0
Hearthside Group Holdings, LLC	Food Products	Senior Debt(6)	4.5%	N/A	6/21		8.0	8.0	8.1
H. J. Heinz Company	Food Products	Senior Debt(6)	3.5%	N/A	6/20		15.0	15.0	15.1
Hub International Limited	Insurance	Senior Debt(6)	4.3%	N/A	10/20		5.0	5.0	5.0
Hudson Products Holdings Inc.	Machinery	Senior Debt(6)	5.0%	N/A	3/19		3.5	3.5	3.5
Ikaria, Inc.	Health Care Providers & Services	Senior Debt(6)	5.0%	N/A	2/21		5.2	5.3	5.3
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	5.3%	N/A	4/21		2.2	2.2	2.2
Information Resources, Inc.	Professional Services	Senior Debt(6)	4.8%	N/A	9/20		7.5	7.5	7.5
Inmar, Inc.	Commercial Services & Supplies	Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.9
Intelsat Jackson Holdings S.A.(7)	Diversified Telecommunication Services	Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	5.0
Interactive Data Corporation	Media	Senior Debt(6)	4.8%	N/A	4/21-5/21		8.5	8.5	8.6
Ion Media Networks, Inc.	Media	Senior Debt(6)	5.0%	N/A	12/20		5.0	5.0	5.0
J.C. Penney Corporation, Inc.(7)	Multiline Retail	Senior Debt(6)	5.0%	N/A	6/19		2.0	2.0	2.0
J. Crew Group, Inc.	Specialty Retail	Senior Debt(6)	4.0%	N/A	3/21		7.5	7.5	7.4
La Frontera Generation, LLC	Independent Power and Renewable Electricity Producers	Senior Debt(6)	4.5%	N/A	9/20		5.0	5.0	5.0
Landslide Holdings, Inc.	Software	Senior Debt(6)	5.0%	N/A	2/20		4.9	4.9	4.9
La Quinta Intermediate Holdings L.L.C.(7)	Hotels, Restaurants & Leisure	Senior Debt(6)	4.0%	N/A	4/21		7.2	7.2	7.2
Leonardo Acquisition Corp.	Internet & Catalog Retail	Senior Debt(6)	4.3%	N/A	1/21		7.5	7.5	7.5
MCC Iowa, LLC	Media	Senior Debt(6)	4.0%	N/A	1/20		5.7	5.8	5.7
McJunkin Red Man Corporation(7)	Trading Companies & Distributors	Senior Debt(6)	5.0%	N/A	11/19		5.0	5.0	5.0
Metaldyne, LLC	Auto Components	Senior Debt(6)	4.3%	N/A	12/18		7.5	7.5	7.6
Michaels Stores, Inc.	Specialty Retail	Senior Debt(6)	3.8%	N/A	1/20		15.0	15.1	15.0
Millennium Laboratories, LLC	Health Care Providers & Services	Senior Debt(6)	5.3%	N/A	4/21		5.0	5.1	5.1
Mirror Bidco Corp.(7)	Air Freight & Logistics	Senior Debt(6)	4.3%	N/A	12/19		5.0	5.0	5.0
Mitchell International, Inc.	IT Services	Senior Debt(6)	4.5%	N/A	10/20		9.5	9.5	9.5
Mitel US Holdings, Inc.(7)	Communications Equipment	Senior Debt(6)	5.3%	N/A	1/20		2.5	2.5	2.5
Moneygram International, Inc.(7)	IT Services	Senior Debt(6)	4.3%	N/A	3/20		5.0	4.9	4.9
MPH Acquisition Holdings LLC	Health Care Providers & Services	Senior Debt(6)	4.0%	N/A	3/21		4.9	4.9	4.9
National Financial Partners Corp.	Insurance	Senior Debt(6)	5.3%	N/A	7/20		5.0	5.0	5.0
Numericable U.S. LLC(7)	Media	Senior Debt(6)	4.5%	N/A	5/20		4.0	4.0	4.0
Opal Acquisition, Inc.	Health Care Providers & Services	Senior Debt(6)	5.0%	N/A	11/20		5.0	5.0	5.0
Ortho-Clinical Diagnostics S.A.(7)	Health Care Providers & Services	Senior Debt(6)	4.8%	N/A	6/21		12.4	12.5	12.5
OSP Group, Inc.	Leisure Products	Senior Debt(6)	4.5%	N/A	3/21		5.0	5.0	5.0
Petroleum GEO-Services ASA(7)	Energy Equipment & Services	Senior Debt(6)	3.3%	N/A	3/21		5.0	4.9	4.9
Pharmaceutical Product Development, Inc.	Life Sciences Tools & Services	Senior Debt(6)	4.0%	N/A	12/18		15.0	15.1	15.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
PharMEDium Healthcare Corporation	Pharmaceuticals	Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.9
Phillips-Medisize Corporation	Health Care Equipment & Supplies	Senior Debt(6)	4.8%	N/A	6/21		4.1	4.1	4.1
Pinnacle Foods Finance LLC(7)	Food Products	Senior Debt(6)	3.3%	N/A	4/20		10.0	9.9	9.9
Planet Fitness Holdings, LLC	Hotels, Restaurants & Leisure	Senior Debt(6)	4.8%	N/A	3/21		3.4	3.4	3.4
Post Holdings Inc.(7)	Food Products	Senior Debt(6)	3.8%	N/A	6/21		8.0	8.1	8.1
Presidio, Inc.	IT Services	Senior Debt(6)	5.0%	N/A	3/17		5.3	5.4	5.3
Quikrete Holdings, Inc.	Construction Materials	Senior Debt(6)	4.0%	N/A	9/20		10.0	10.0	10.0
Renaissance Learning, Inc.	Software	Senior Debt(6)	4.5%	N/A	4/21		10.0	10.0	10.0
Road Infrastructure Investment, LLC	Chemicals	Senior Debt(6)	4.3%	N/A	3/21		5.0	5.0	5.0
Ruby Western Pipeline Holdings, LLC	Oil, Gas & Consumable Fuels	Senior Debt(6)	3.5%	N/A	3/20		10.0	10.0	10.1
Sabre GLBL Inc.	Software	Senior Debt(6)	4.5%	N/A	2/19		5.0	5.0	5.0
Securus Technologies Holdings, Inc	Diversified Telecommunication Services	Senior Debt(6)	4.8%	N/A	4/20		5.0	5.0	5.0
Sedgwick Claims Management Services, Inc.	Insurance	Senior Debt(6)	5.8%	N/A	3/21-2/22		7.5	7.5	7.5
Seminole Hard Rock Entertainment, Inc.	Hotels, Restaurants & Leisure	Senior Debt(6)	3.5%	N/A	5/20		6.0	5.9	6.0
Serta Simmons Holdings, LLC	Household Durables	Senior Debt(6)	4.3%	N/A	10/19		7.2	7.2	7.2
Seventy Seven Operating LLC(7)	Energy Equipment & Services	Senior Debt(6)	3.8%	N/A	6/21		2.0	2.0	2.0
Sheridan Holdings, Inc.	Health Care Providers & Services	Senior Debt(6)	4.5%	N/A	6/18		5.3	5.4	5.3
Ship Luxco 3 S.a.r.l(7)	IT Services	Senior Debt(6)	4.8%	N/A	11/19		5.0	5.1	5.0
Southwire Company, LLC	Electrical Equipment	Senior Debt(6)	3.3%	N/A	2/21		10.4	10.4	10.4
Spectrum Brands, Inc(7)	Household Products	Senior Debt(6)	3.5%	N/A	9/19		1.2	1.2	1.2
Spin Holdco Inc.	Diversified Consumer Services	Senior Debt(6)	4.3%	N/A	11/19		7.5	7.5	7.5
Station Casinos LLC	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	3/20		4.8	4.8	4.8
STS Operating, Inc.	Trading Companies & Distributors	Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	2.0
Syniverse Holdings, Inc.	Wireless Telecommunication Services	Senior Debt(6)	4.0%	N/A	4/19		5.0	5.0	5.0
Tallgrass Operations, LLC	Oil, Gas & Consumable Fuels	Senior Debt(6)	4.3%	N/A	11/18		4.0	4.0	4.0
The Brickman Group Ltd. LLC	Commercial Services & Supplies	Senior Debt(6)	4.0%	N/A	12/20		5.0	5.0	4.9
The Goodyear Tire & Rubber Company(7)	Auto Components	Senior Debt(6)	4.8%	N/A	4/19		7.5	7.6	7.6
The Kenan Advantage Group, Inc.	Road & Rail	Senior Debt(6)	3.8%	N/A	6/16		4.9	5.0	4.9
The Men’s Wearhouse, Inc.(7)	Specialty Retail	Senior Debt(6)	4.5%	N/A	6/21		5.0	5.0	5.0
The SI Organization, Inc.	Aerospace & Defense	Senior Debt(6)	5.8%	N/A	11/19		4.0	3.9	4.0
TMS International Corp.	Metals & Mining	Senior Debt(6)	4.5%	N/A	10/20		7.7	7.8	7.8
TNS, Inc.	IT Services	Senior Debt(6)	5.0%	N/A	2/20		4.0	4.0	4.0
TransDigm Inc.(7)	Aerospace & Defense	Senior Debt(6)	3.8%	N/A	6/21		2.5	2.5	2.5
TransFirst Holdings, Inc.	IT Services	Senior Debt(6)	4.0%	N/A	12/17		5.0	5.0	5.0
Trans Union LLC	Professional Services	Senior Debt(6)	4.0%	N/A	3/21		7.5	7.5	7.5
TWCC Holding Corp.	Media	Senior Debt(6)	5.3%	N/A	2/17-6/20		10.0	9.9	9.9
USIC Holdings, Inc.	Construction & Engineering	Senior Debt(6)	4.0%	N/A	7/20		5.0	5.0	4.9
USI, Inc.	Insurance	Senior Debt(6)	4.3%	N/A	12/19		5.0	5.0	5.0
U.S. Renal Care, Inc.	Health Care Providers & Services	Senior Debt(6)	4.3%	N/A	7/19		8.0	8.0	8.0
Valeant Pharmaceuticals International, Inc.(7)	Pharmaceuticals	Senior Debt(6)	3.8%	N/A	2/19		10.0	10.0	10.0
WaveDivision Holdings, LLC	Media	Senior Debt(6)	4.0%	N/A	10/19		5.0	5.0	5.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
WideOpenWest Finance, LLC	Media	Senior Debt(6)	4.8%	N/A	4/19		5.0	5.0	5.0
Wilsonart LLC	Building Products	Senior Debt(6)	4.0%	N/A	10/19		5.0	5.0	5.0
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	4.8%	N/A	12/19		7.1	7.2	7.2
XO Communications, LLC	Diversified Telecommunication Services	Senior Debt(6)	4.3%	N/A	3/21		5.0	5.0	5.0
Yankee Cable Acquisition, LLC	Media	Senior Debt(6)	4.5%	N/A	2/20-3/20		8.0	8.1	8.1
Yonkers Racing Corporation	Hotels, Restaurants & Leisure	Senior Debt(6)	4.3%	N/A	8/19		4.9	4.9	4.8
Zayo Group LLC	Hotels, Restaurants & Leisure	Senior Debt(6)	4.0%	N/A	7/19		5.0	5.0	5.0

CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	12/49		16.0	1.1	1.4
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	N/A	12/17		14.8	7.6	2.4
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	17.5	5.6
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		20.8	8.2	1.0
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		58.1	—	0.9
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	3.0	1.5
Wachovia Bank Commercial Mortgage Trust 2005-C22(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.4%	N/A	3/16		15.0	1.1	1.1
Wachovia Bank Commercial Mortgage Trust 2006-C24(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	3/16		15.0	1.0	1.9
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		38.9	9.4	2.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	2.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.0
		Subordinated Notes(6)			4/21		25.9	10.1	15.5
								18.5	23.5
ACAS CLO 2013-2, Ltd(7)		Subordinated Notes(6)			10/25		8.0	7.6	7.0
ACAS CLO 2014-1, Ltd(7)		Subordinated Notes(6)			7/14		45.0	50.0	50.0
Apidos CLO XIV(7)		Income Notes(6)			4/25		3.6	3.2	3.5
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.1	9.8
Ares XXIX CLO Ltd.(7)		Subordinated Notes(6)			4/26		7.3	6.8	6.8
Avalon Capital Ltd. 3(7)		Preferred Securities(4)(6)			2/19	13,796		3.7	—
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	7.4	11.4
BALLYROCK CLO 2006-2 LTD.(7)		Deferrable Notes(6)			1/20		2.0	1.7	1.9
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		5.6	5.3	5.6
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		2.3	1.9	1.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	9.3	20.2
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	3.2	3.6
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		2.3	2.1	2.1
Centurion CDO 8 Limited(7)		Subordinated Notes(6)			3/17		5.0	0.2	3.7
Champlain CLO(7)		Preferred Securities(4)(6)			6/16	1,000,000		0.4	0.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/15	360		1.9	0.3
CoLTs 2005-2 Ltd.(7)		Preference Shares(6)			12/18	34,170,000		16.5	0.3
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		5.9	2.7
Dryden 31 Senior Loan Fund(7)		Subordinated Notes(6)			4/26		2.3	2.1	2.1
Eaton Vance CDO X plc(7)		Secured Subordinated Income Notes(6)			2/27		15.0	11.5	10.1
Essex Park CDO Ltd.(7)		Preferred Securities(6)			9/16	5,750,000		2.4	0.5
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.4	1.6
		Subordinated Securities(6)			9/19	15,000		7.1	5.2
								8.5	6.8
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	2.2	2.2
GoldenTree Loan Opportunities IX, Limited(7)		Preferred Securities(6)			3/15	12,500,000		12.5	12.5
Halcyon Loan Advisors Funding 2014-1 Ltd(7)		Subordinated Notes(6)			4/26		1.3	1.2	1.2
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		28.4	28.4	25.7
LightPoint CLO IV, LTD(7)		Income Notes(6)			4/18		6.7	8.1	4.5
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	3.2	3.5
LightPoint CLO VIII, Ltd.(7)		Deferrable Notes(6)			7/18		7.0	6.7	7.1
Magnetite VIII, Limited(7)		Subordinated Notes(6)			4/26		6.7	6.5	6.5
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	8.3	4.1
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.5	2.5
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		3.4	5.1
Octagon Investment Partners VII, Ltd.(7)		Preferred Securities(4)(6)			12/16	5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)		Subordinated Notes(6)			1/24		4.5	3.5	4.0
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	23.7	22.9
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	13.9	11.7
THL Credit Wind River 2014-1 CLO Ltd.(7)		Subordinated Notes(6)			4/26		12.0	11.4	11.4
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.3	8.6
Voya CLO 2014-2, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	9.5	9.5
Subtotal Non-Control / Non-Affiliate Investments (31% of total investments at fair value)								$1,986.5	$1,687.6

AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				1,165,930		$—	$9.9
Neways Holdings, L.P.	Personal Products	Senior Debt(5)(6)	7.6%	5.4%	8/17-2/18		$38.3	32.9	17.0
		Common Units(4)(6)				11.3%		9.5	—
								42.4	17.0
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				4,213		—	3.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	2.9
		Common Units(4)				350,000		0.3	—
								3.5	2.9
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	11.9%	3.4%	10/15		106.9	106.2	108.5
		Convertible Preferred Stock(4)(6)				12,135,088		51.9	45.1
		Common Stock Warrants(4)				8,563,949		1.3	—
								159.4	153.6
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.1	3.4
Subtotal Affiliate Investments (3% of total investments at fair value)								$207.4	$190.6

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$8.1	$3.7	$3.2
		Common Stock(6)				100%		10.2	20.9
								13.9	24.1
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		73.9	124.4
		Common Stock(4)(6)				20,139,669		15.7	29.4
								89.6	153.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		156.3	892.1
								189.3	925.1
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		79.5	26.2
		Common Stock(4)(6)				197,161		18.2	—
		Common Stock Warrants(4)(6)				136,183		9.9	—
								107.6	26.2
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.3	20.1	20.3
		Membership Units(4)(6)				100,000		28.9	23.7
								49.0	44.0
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	12.0%	2.0%	8/20		12.7	12.6	12.7
		Convertible Preferred Stock(6)				145,316		26.9	53.5
		Common Stock(4)(6)				13,031		1.8	4.5
								41.3	70.7
BMR Energy LLC	Independent Power and Renewable Electricity Producers	Preferred Units(6)				1,939		2.0	2.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Senior Debt(6)	8.0%	N/A	12/15-10/20		300.9	298.1	300.9
		Convertible Preferred Stock(4)(6)				243,642		144.6	42.1
								442.7	343.0
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	N/A	8.0%	11/14-3/15		7.6	7.6	7.6
		Convertible Preferred Stock(4)(6)				143,896,948		13.5	5.5
								21.1	13.1
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				57,940,360		44.2	0.9
Dyno Holding Corp.	Auto Components	Senior Debt(6)	9.0%	2.1%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.3%	11/16		33.9	25.5	8.3
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	43.5
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	N/A	3/16		8.2	8.1	8.2
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.8	17.7	17.7
		Common Stock(4)(6)				583		11.1	5.0
								36.9	30.9
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		20.7	17.3
		Redeemable Preferred Stock(4)(6)				21,113		8.9	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								43.8	17.3
European Capital Limited(7)(8)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		958.6	827.1
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	N/A	1/17		46.7	46.3	46.7
		Common Membership Units(4)(6)				58,297		44.5	16.8
								90.8	63.5
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.5%	1/16		47.2	47.2	47.2
		Redeemable Preferred Stock(6)				919		2.2	1.8
		Convertible Preferred Stock(4)(6)				861,364		20.9	13.7
								70.3	62.7
FL Acquisitions Holdings, Inc.	Technology Hardware, Storage & Peripherals	Senior Debt(6)	8.1%	N/A	12/15		43.8	43.8	43.8
		Mezzanine Debt(6)	12.0%	5.0%	12/15		21.4	21.4	21.5
		Mezzanine Debt(5)(6)	1.4%	20.2%	12/15		68.9	19.4	—
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								100.8	65.3
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	N/A	17.0%	10/18		9.0	9.0	9.0
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		41.9	19.1	6.1
								28.1	15.1
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	N/A	8.0%	1/19		32.1	27.3	12.3
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	N/A	3/15		1.6	1.6	1.8
		Common Stock(4)(6)				64,917		13.0	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.9	1.8
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	N/A	1/17		6.3	6.3	6.3
		Convertible Preferred Stock(6)				4,000		4.1	8.7
		Common Stock(4)(6)				100%		12.6	2.1
								23.0	17.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	—%	12.0%	12/14		17.3	13.4	13.5
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								20.0	13.5
HALT Medical, Inc.	Health Care Equipment & Supplies	Senior Debt(5)(6)	N/A	22.0%	3/15		34.5	32.2	31.4
		Convertible Preferred Stock(4)(6)				12,811,818		2.6	—
		Common Stock(4)(6)				22,416,432		6.4	—
								41.2	31.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		19.0	28.8
Hollyhock Limited(7)	Independent Power and Renewable Electricity Producers	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	7.7
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				313,327		68.3	113.0
		Common Stock(4)(6)				55,290		5.5	8.3
		Common Stock Warrants(4)(6)				222,414		18.6	33.6
								92.4	154.9
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.4	7.2
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.9	23.8	23.9
		Redeemable Preferred Stock(6)				2,485		2.1	2.1
		Convertible Preferred Stock(6)				51,351		30.0	30.3
		Common Stock(4)				64,546		—	0.4
								55.9	56.7
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	3.5%	8.4%	11/15-12/15		12.5	8.1	2.1
		Common Stock(4)(6)				860,189		0.1	—
								8.2	2.1
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	3.0%	11.0%	12/17		63.2	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				87,838		55.1	52.3
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	N/A	12/15		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	12/16		13.7	13.7	13.7
		Mezzanine Debt(5)(6)	N/A	19.0%	12/16		22.7	7.3	8.7
		Common Stock(4)(6)				367,881		4.2	—
								26.6	23.8
PHI Acquisitions, Inc.	Internet & Catalog Retail	Redeemable Preferred Stock(6)				36,267		25.2	29.3
		Common Stock(6)				40,295		3.9	—
		Common Stock Warrants(4)(6)				116,065		11.6	—
								40.7	29.3
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	4.6
RD Holdco Inc.	Household Durables	Senior Debt(6)	11.3%	N/A	6/17		16.9	14.2	16.9
		Common Stock(4)(6)				458,596		23.6	18.4
		Common Stock Warrants(4)(6)				56,372		2.9	2.3
								40.7	37.6
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	N/A	8.7%	1/15-12/15		14.8	14.5	11.8
		Senior Debt(5)(6)	N/A	20.0%	12/15		9.1	7.5	—
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								29.6	11.8
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.6	16.6	16.6
		Convertible Preferred Stock(6)				77,447,018		9.1	9.1
		Common Stock(4)(6)				97,540		0.1	—
								25.8	25.7
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	75.5
		Common Stock(6)				150		0.2	0.8
								15.0	76.3
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(6)				661,004		67.8	54.0
		Common Stock(4)(6)				907,536		84.1	61.4
								151.9	115.4
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		33.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	8.2%	N/A	6/15		9.9	9.9	9.9
		Mezzanine Debt(6)	N/A	15.4%	8/14-6/15		56.7	41.2	56.7
		Redeemable Preferred Stock				1,890		5.9	15.7
								57.0	82.3
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	3/15		9.0	5.7	2.5
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								10.6	2.5
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		54.6	65.9
		Common Stock(4)(6)				175,853		11.4	—
								66.0	65.9

CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		6.4	0.5
Subtotal Control Investments (66% of total investments at fair value)								$3,370.1	$3,632.3
Total Investment Assets								$5,564.0	$5,510.5

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$2.7
Citibank, N.A.	Total Return Swap		12/14	1	$182.0	—	0.4
Subtotal Derivative Assets						$—	$3.1

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.1)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(3.6)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.3)
Citibank, N.A.	Total Return Swap		12/14	1	192.2	—	(0.8)
Subtotal Derivative Liabilities						$—	$(9.8)
Total Derivative Agreements, Net						$—	$(6.7)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2014 (unaudited) (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
Fidelity Institutional Money Market Fund	$5.0	$5.0
BofA Funds Series Trust - BofA Money Market Reserves	3.0	3.0
Total Money Market Funds	$8.0	$8.0

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(8)
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), European Capital Limited has one unconsolidated portfolio company in which our proportionate share of their investment in the portfolio company, FB Raphael 1 Limited, exceeds 5% of our shareholders’ equity as of June 30, 2014. Below is a list of the securities and its values in Euros as of June 30, 2014 for European Capital’s investment in FB Raphael 1 Limited, which is located in the UK with an industry of Household Products:

Investments	Shares/ Warrants	Principal	Cost	Fair Value
Preferred Stock		€109.7	€125.0	€116.2
Common Stock	68,125		0.1	137.8
Warrants	4,058		—	8.3
			€125.1	€262.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Senior Debt(6)	10.0%	N/A	6/19		$16.0	$15.8	$16.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Senior Debt(6)	9.3%	N/A	5/20		7.0	6.9	7.2
American Acquisition, LLC(7)	Capital Markets	Senior Debt(6)	3.3%	16.1%	6/14		5.4	5.4	5.3
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.2	8.4
CAMP International Holding Co.	Transportation Infrastructure	Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	18.3
Datapipe, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	9/19		12.5	12.3	12.7
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.7%	3.3%	12/16		15.0	15.0	15.7
		Mezzanine Debt(6)	N/A	11.0%	12/22		1.9	1.9	1.5
								16.9	17.2
Digital Insight Corporation	Internet Software & Services	Senior Debt(6)	8.8%	N/A	10/20		5.0	5.0	5.0
Easton Bell Sports, LLC	Leisure Products	Redeemable Preferred Stock				1,171		2.4	2.1
		Common Units(4)				3,830,068		0.7	—
								3.1	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.5%	11/14		46.6	46.6	46.6
		Redeemable Preferred Stock(6)				919		2.0	2.0
		Convertible Preferred Stock(4)(6)				861,364		21.0	15.2
								69.6	63.8
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.1
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	Senior Debt(6)	N/A	10.0%	5/17		3.5	3.5	3.5
Mitchell International, Inc.	IT Services	Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	6.9
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(5)(6)	7.7%	N/A	10/15		1.7	1.6	0.7
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.2
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.3	5.3
Renaissance Learning, Inc.	Software	Senior Debt(6)	8.8%	N/A	5/21		15.0	14.8	14.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.5
Soil Safe Holdings, LLC	Professional Services	Senior Debt(6)	8.9%	N/A	1/16-6/16		38.4	38.3	38.7
		Mezzanine Debt(6)	12.3%	3.3%	7/16-11/16		44.5	44.3	44.4
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		48.1	45.3	41.7
								127.9	124.8
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(6)	11.0%	N/A	3/15		45.5	45.4	45.5
		Mezzanine Debt(6)	12.0%	3.3%	6/15-6/16		59.0	58.8	59.0
		Convertible Preferred Stock(6)				84,043		71.3	71.3
		Common Stock(4)(6)				84,043		—	47.5
								175.5	223.3
Survey Sampling International, LLC	Media	Senior Debt(6)	9.5%	N/A	6/20		51.3	50.3	50.3
Systems Maintenance Services Holding, Inc.	IT Services	Senior Debt(6)	9.3%	N/A	10/20		28.0	27.7	27.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	17.3
WP CPP Holdings, LLC	Aerospace & Defense	Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	39.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.6%	5.6%	8/18		90.6	90.3	90.3
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	27.2
		Common Stock(4)(6)				502,144		49.9	—
								341.1	117.5

CMBS INVESTMENTS
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.7	1.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	18.0	5.1
COBALT CMBS Commercial Mortgage Trust 2007-C3(7)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	N/A	10/17		0.2	0.2	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	8/17		20.8	10.1	1.6
GS Mortgage Securities Trust 2007-GG10(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)	5.8%	N/A	6/17		15.0	—	0.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		136.1	8.4	5.7
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	5.0	1.2
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		38.9	10.2	1.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	2.4
Wachovia Bank Commercial Trust 2006-C28(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	11/16		0.5	0.5	0.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.0
		Subordinated Notes(6)			4/21		25.9	10.9	17.2
								19.3	25.2
ACAS CLO 2013-2, Ltd(7)		Subordinated Notes(6)			10/25		8.0	8.1	8.1
ACAS CLO 2014-1, Ltd(7)		Subordinated Notes(6)			7/14		20.0	20.0	20.0
APIDOS CLO XIV(7)		Subordinated Notes(6)			4/25		3.6	3.4	3.4
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	13.1	12.7
Ares VIII CLO, Ltd.(7)		Preference Shares(4)(6)			2/16	6,241		3.7	—
Avalon Capital Ltd. 3(7)		Preferred Securities(6)			2/19	13,796		3.9	0.2
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	7.8	12.3
BALLYROCK CLO 2006-2 LTD.(7)		Deferrable Notes(6)			1/26		2.0	1.7	1.9
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		5.6	5.1	5.1
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		2.3	2.3	2.3
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	10.4	21.4
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	3.8	3.8
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		2.3	2.1	2.1
Centurion CDO 8 Limited(7)		Subordinated Notes(6)			3/17		5.0	2.6	2.4
Champlain CLO(7)		Preferred Securities(4)(6)			6/16	1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/15	360		2.0	0.4
CoLTs 2005-2 Ltd.(7)		Preference Shares(6)			12/18	34,170,000		19.5	6.2
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		5.9	0.1
Eaton Vance CDO X plc(7)		Secured Subordinated Income Notes(6)			2/27		15.0	11.8	10.2
Essex Park CDO Ltd.(7)		Preferred Securities(6)			9/16	5,750,000		4.4	3.2
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.4	1.6
		Subordinated Securities(6)			9/19	15,000		7.4	7.4
								8.8	9.0
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.9	0.5
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	2.1	2.1
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		28.6	28.7	28.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LightPoint CLO IV, LTD(7)		Income Notes(6)			4/18		6.7	7.6	4.3
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	3.5	4.9
LightPoint CLO VIII, Ltd.(7)		Deferrable Notes(6)			7/18		7.0	6.7	7.1
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	8.6	5.4
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.6	2.6
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		3.7	5.6
Octagon Investment Partners VII, Ltd.(7)		Preferred Securities(4)(6)			12/16	5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)		Subordinated Notes(6)			1/24		4.5	3.8	4.2
Octagon XIX CLO Warehouse(7)		Subordinated Notes(4)(6)			12/16		15.0	15.0	15.0
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	14.1	14.8
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.5	9.1
Subtotal Non-Control / Non-Affiliate Investments (21% of total investments at fair value)								$1,338.0	$1,085.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(6)	10.5%	0.8%	3/14		$6.4	$6.4	$6.5
		Redeemable Preferred Stock(6)				859		2.4	2.5
		Common Stock(4)(6)				3,061		5.0	13.7
								13.8	22.7
Egenera, Inc.	Technology Hardware, Storage & Peripherals	Mezzanine Debt(5)	N/A	15.0%	3/14		5.9	3.2	—
		Common Stock(4)(6)				8,569,905		25.4	—
								28.6	—
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Senior Debt(6)	N/A	20.2%	1/14		26.8	26.8	26.7
		Convertible Preferred Stock(4)(6)				5,592,367		9.0	—
		Common Stock(4)(6)				131,315		0.1	—
								35.9	26.7
IS Holdings I, Inc.	Software	Common Stock(6)				1,165,930		—	13.5
Neways Holdings, L.P.	Personal Products	Senior Debt(6)	11.5%	N/A	8/17		26.7	26.5	22.0
		Senior Debt(5)(6)	N/A	16.0%	2/18		12.1	8.9	3.4
		Common Units(4)(6)				11.3%		9.5	—
								44.9	25.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				4,213		—	3.4
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	2.1
		Common Units(4)				350,000		0.4	—
								3.6	2.1
The Tensar Corporation	Construction & Engineering	Senior Debt(6)	11.9%	3.4%	10/15		105.1	104.2	106.0
		Convertible Preferred Stock(6)				12,135,088		66.9	79.2
		Common Stock Warrants(4)				8,563,949		1.3	—
								172.4	185.2
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.3	2.6
Subtotal Affiliate Investments (6% of total investments at fair value)								$301.5	$281.6

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$7.5	$3.7	$3.3
		Common Stock(6)				100%		11.1	23.7
								14.8	27.0
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		70.3	138.2
		Common Stock(4)(6)				20,139,669		15.7	32.6
								86.0	170.8
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		322.8	836.5
								355.8	869.5
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		78.2	30.2
		Common Stock(4)(6)				128,681		10.8	—
		Common Stock Warrants(4)(6)				204,663		17.3	—
								106.3	30.2
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.1	19.9	20.1
		Membership Units(4)(6)				100,000		28.9	17.8
								48.8	37.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	12.0%	2.0%	8/20		12.6	12.4	12.6
		Convertible Preferred Stock(6)				145,316		26.1	59.4
		Common Stock(4)(6)				13,031		1.8	5.0
								40.3	77.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CH Holding Corp.	Leisure Products	Senior Debt(5)(6)	—%	7.2%	5/14		21.3	14.0	4.5
		Redeemable Preferred Stock(4)(6)				21		42.7	—
								56.7	4.5
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	Senior Debt(6)	8.0%	N/A	12/15-10/20		288.3	285.4	288.3
		Convertible Preferred Stock(4)(6)				243,642		144.6	104.3
								430.0	392.6
CMX Inc.	Construction & Engineering	Senior Debt(5)(6)	3.4%	N/A	2/14		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(6)	N/A	8.0%	2/14		5.4	5.4	5.4
		Convertible Preferred Stock(4)(6)				77,504,840		13.6	8.0
								19.0	13.4
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				57,940,360		44.2	0.9
Dyno Holding Corp.	Auto Components	Senior Debt(6)	9.1%	2.1%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.2%	11/16		33.2	25.5	12.3
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	47.5
ECA Medical Instruments	Health Care Equipment & Supplies	Senior Debt(6)	10.0%	N/A	3/16		5.8	5.8	5.8
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.4	17.4	17.4
		Common Stock(4)(6)				583		11.1	5.0
								34.3	28.2
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		24.1	22.1
		Redeemable Preferred Stock(4)(6)				21,113		8.9	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								47.2	22.1
European Capital Limited(7)(8)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		1,092.8	841.0
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	Senior Debt(6)	8.1%	N/A	1/17		45.8	45.4	45.8
		Common Membership Units(4)(6)				58,297		44.5	16.8
								89.9	62.6
FL Acquisitions Holdings, Inc.	Technology Hardware, Storage & Peripherals	Senior Debt(6)	8.2%	N/A	12/15		41.9	41.9	41.9
		Mezzanine Debt(5)(6)	4.1%	16.3%	12/15		83.2	35.9	15.1
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								94.0	57.0
Fosbel Global Services (LUXCO) S.C.A.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	N/A	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		38.4	19.1	7.7
								26.5	15.1
FPI Holding Corporation	Food Products	Senior Debt(5)(6)	N/A	8.0%	1/19		28.2	24.6	10.2
Future Food, Inc.	Food Products	Senior Debt(5)(6)	8.0%	N/A	3/14		1.7	1.7	1.5
		Common Stock(4)(6)				64,917		12.9	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.9	1.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	6.3%	N/A	1/17		6.9	6.9	7.1
		Convertible Preferred Stock(6)				4,000		3.7	10.1
		Common Stock(4)(6)				100%		12.6	2.6
								23.2	19.8
Halex Holdings, Inc.	Construction Materials	Senior Debt(5)(6)	—%	12.0%	12/14		16.3	9.8	10.7
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								16.4	10.7
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		13.0	22.8
Hollyhock Limited(7)	Independent Power and Renewable Electricity Producers	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	7.1
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				313,327		64.5	125.5
		Common Stock(4)(6)				55,290		5.5	9.3
		Common Stock Warrants(4)(6)				222,414		18.6	37.3
								88.6	172.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.8	7.0
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.7	23.7	23.7
		Redeemable Preferred Stock(6)				2,485		2.0	2.0
		Convertible Preferred Stock(6)				51,351		28.8	30.1
		Common Stock(4)				64,546		—	1.4
								54.5	57.2
NECCO Holdings, Inc.	Food Products	Senior Debt(5)(6)	4.3%	6.1%	11/15-12/15		15.7	12.1	5.8
		Common Stock(4)(6)				860,189		0.1	—
								12.2	5.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(5)(6)	3.0%	11.0%	12/17		59.7	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				86,514		55.0	39.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(6)	12.5%	N/A	12/14		1.9	1.9	1.9
		Mezzanine Debt(6)	N/A	17.0%	12/15		14.1	14.1	14.1
		Mezzanine Debt(5)(6)	N/A	19.0%	12/15		20.7	7.2	5.6
		Common Stock(4)(6)				367,881		4.2	—
								27.4	21.6
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	12.0%	3.3%	3/16		28.4	28.3	28.4
		Redeemable Preferred Stock(6)				36,267		28.5	40.1
		Common Stock(4)(6)				40,295		3.9	1.6
		Common Stock Warrants(4)(6)				116,065		11.6	4.6
								72.3	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	2.6
RD Holdco Inc.	Household Durables	Senior Debt(6)	11.3%	N/A	6/17		16.9	13.8	16.9
		Common Stock(4)(6)				458,596		23.6	12.6
		Common Stock Warrants(4)(6)				56,372		2.9	1.6
								40.3	31.1
RDR Holdings, Inc.	Household Durables	Redeemable Preferred Stock(4)(6)				133		13.3	—
		Convertible Preferred Stock(4)(6)				539		92.1	—
		Common Stock(4)(6)				1,013,471		132.9	—
								238.3	—
Rebellion Media Group Corp.(7)	Internet Software & Services	Senior Debt(6)	N/A	5.7%	7/14-12/15		14.2	13.4	14.2
		Senior Debt(5)(6)	N/A	8.0%	12/15		8.6	7.5	—
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								28.5	14.2
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.4	16.4	16.4
		Convertible Preferred Stock(6)				77,447,018		8.7	9.6
		Common Stock(4)(6)				97,540		0.1	—
								25.2	26.0
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	46.8
		Common Stock(6)				150		0.2	0.5
								15.0	47.3
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(4)(6)				1,101,673		180.6	186.7
		Common Stock(4)(6)				275,419		27.6	8.0
								208.2	194.7
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)				122,017		14.8	20.5
		Common Stock(4)(6)				184,994		3.7	28.4
								18.5	48.9
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		31.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Senior Debt(6)	8.0%	N/A	6/15		11.9	11.9	11.9
		Mezzanine Debt(6)	N/A	15.0%	6/15		48.9	33.5	48.9
		Redeemable Preferred Stock(4)				1,890		1.9	3.7
								47.3	64.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	N/A	14.0%	9/14		3.1	3.0	3.0
		Mezzanine Debt(5)(6)	N/A	15.0%	9/14		4.7	3.1	0.8
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								11.0	3.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		51.5	76.4
		Common Stock(4)(6)				175,853		11.4	5.3
								62.9	81.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest				90%		6.7	0.8
Subtotal Control Investments (73% of total investments at fair value)								$3,908.2	$3,705.1
Total Investment Assets								$5,547.7	$5,072.1

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$1.9
Subtotal Derivative Assets						$—	$1.9

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.5)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(4.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.5)
Citibank, N.A.	Total Return Swaps		12/14	2	247.4	—	(0.4)
Subtotal Derivative Liabilities						$—	$(10.4)
Total Derivative Agreements, Net						$—	$(8.5)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
Wells Fargo Advantage Heritage Money Market Fund	$40.1	$40.1
BofA Funds Series Trust - BofA Money Market Reserves	23.0	23.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio	16.0	16.0
JPMorgan Prime Money Market Fund	10.0	10.0
Morgan Stanley Institutional Liquidity Funds - Prime Portfolio	10.0	10.0
Blackrock Liquidity Tempfund Instl Shares #24	5.0	5.0
Dreyfus Institutional Cash Advantage Fund	5.0	5.0
STIT - Liquid Assets Portfolio	5.0	5.0
Federated Prime Obligations Institutional Fund	5.0	5.0
Fidelity Institutional Money Market Fund	5.0	5.0
Federated Prime Cash Obligations Fund	0.1	0.1
Total Money Market Funds	$124.2	$124.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

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

Investments	Shares/ Warrants	Principal	Cost	Fair Value
Preferred Stock		€105.3	€118.6	€105.3
Common Stock	68,125		0.1	98.9
Warrants	4,058		—	5.9
			€118.7	€210.1

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

Note 1.	Unaudited Interim Consolidated Financial Statements
Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).
Reclassifications
We have reclassified certain prior period amounts in our interim consolidated financial statements to conform to our current period presentation. These reclassifications had no impact on the prior periods’ net earnings or shareholders’ equity.
Consolidation
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, we are precluded from consolidating any entity other than another investment company. An exception to the guidance in ASC 946 occurs if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Our consolidated financial statements include the accounts of a controlled operating company if all or substantially all of the services provided by the controlled operating company are provided to us or to portfolio companies in which we hold substantially all of the ownership interests.
We currently consolidate American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. (“Citibank”). As of June 30, 2014, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.
Our financial statements also include the accounts of AC Corporate Holdings, Inc. (“ACCH”), which is a wholly-owned entity that purchased numerous investment securities. As of June 30, 2014, ACCH did not have any other operations or activities and was considered to be an investment company under ASC 946, as amended by Accounting Standards Update No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
Trade Date
In accordance with ASC 946, we account for security purchases and sales on a trade date basis other than when the purchase or sale transaction is outside conventional channels, such as through a private placement or by submitting shares in a tender offer. In such circumstances, we record the transaction on the date we obtain a right to demand the securities purchased or collect the proceeds of sale and incur an obligation to pay the price of the securities purchased or to deliver the securities sold, respectively.
Note 2. Organization
We are a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance Investments”). Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.
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

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. We also invest in both investment grade and non-investment grade structured finance investments (“Structured Products”), which includes collateralized loan obligation (“CLO”) securities and commercial mortgage and commercial mortgage backed securities (“CMBS”).
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
 The market in which we would sell our portfolio companies is the mergers and acquisition (“M&A”) market. Under ASC 820, we have identified the M&A market as the principal market for our investments in portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital Asset Management, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.
 Accordingly, we use the M&A market as the principal market for our investments in portfolio companies that we control or can gain control as of the measurement date, and we use a hypothetical secondary market for our investments in portfolio companies that we do not control or cannot gain control as of the measurement date. However, to the extent that an active market

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

exists for such investments, we will consider that as the principal market. Our valuation policy considers the fact that no ready active market exists for a significant amount of our investments and that the fair value for our investments must typically be determined using unobservable inputs.
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
For debt and redeemable preferred equity investments of our investment portfolio for which we do not control or cannot gain control as of the measurement date and no active market exists, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

the near term, we would use an estimated remaining life based on the expected repayment date, including considering the current maturity date of the loan. The average life used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
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
Third-party Vendor Pricing
For debt investments that trade in an active market or that have similar assets that trade in an active market, we estimate the fair value based on evaluated prices from a nationally recognized pricing service or from third-party brokers who make markets in such debt instruments. When possible, we make inquiries of third-party pricing services or brokers to understand their use of significant inputs and assumptions. We review the price provided by the third-party pricing service and perform procedures to validate their reasonableness, including a review and analysis of executable broker quote(s), range and dispersion of third-party estimates, frequency of pricing updates, yields of similar securities or other qualitative and quantitative information. If the prices provided by the pricing service is consistent with such information, we will use the price provided by the pricing service as a practical expedient for fair value.
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
As of June 30, 2014, we owned all of the equity in European Capital Limited (“European Capital”), an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital’s NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data.
The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$903	$970	$1,873
Mezzanine Debt	—	—	416	416
Preferred Equity	—	—	776	776
Common Equity	—	—	2,108	2,108
Structured Products	—	—	338	338
Other Assets	—	—	73	73
Derivative Agreements, Net	—	(7)	—	(7)
Total	$—	$896	$4,681	$5,577

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$1,060	$1,060
Mezzanine Debt	—	—	520	520
Preferred Equity	—	—	1,125	1,125
Common Equity	—	—	2,091	2,091
Structured Products	—	—	276	276
Derivative Agreements, Net	—	(9)	—	(9)
Total	$—	$(9)	$5,072	$5,063

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2014 and 2013:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Total
Balances, April 1, 2014	$1,125	$497	$900	$2,027	$303	$33	$4,885
Net realized (loss) gain(1)	(11)	(2)	(20)	21	(1)	—	(13)
Reversal of prior period net depreciation (appreciation) on realization(2)	11	2	37	(40)	—	—	10
Net unrealized (depreciation) appreciation(2)(3)	(4)	9	(23)	179	—	(3)	158
Purchases(4)	62	2	(3)	36	78	44	219
Sales(5)	—	(1)	(115)	(115)	—	(1)	(232)
Settlements, net(6)	(84)	(91)	—	—	(42)	—	(217)
Transfers out of Level 3(7)	(129)	—	—	—	—	—	(129)
Balances, June 30, 2014	$970	$416	$776	$2,108	$338	$73	$4,681

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, April 1, 2013	$849	$988	$1,131	$2,210	$233	$5,411
Net realized loss(1)	(16)	—	(6)	(3)	(10)	(35)
Reversal of prior period net depreciation on realization(2)	20	—	6	3	10	39
Net unrealized appreciation (depreciation)(2)(3)	9	(14)	9	(31)	(12)	(39)
Purchases(4)	30	15	27	4	13	89
Sales(5)	—	—	—	(17)	—	(17)
Settlements, net(6)	(83)	(78)	—	—	(6)	(167)
Balances, June 30, 2013	$809	$911	$1,167	$2,166	$228	$5,281

(1)
Included in net realized (loss) gain in the consolidated statements of operations. Excludes (loss) gain on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also excludes realized (loss) gain from other assets and liabilities not measured at fair value.

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

(7)
During the three months ended June 30, 2014, certain of our senior debt investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy due to the existence of executable quotes on these investments. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2014 and 2013:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Total
Balances, January 1, 2014	$1,060	$520	$1,125	$2,091	276	29	$5,101
Net realized (loss) gain(1)	(8)	(2)	(20)	44	(3)	—	11
Reversal of prior period net depreciation (appreciation) on realization(2)	11	2	37	(48)	6	—	8
Net unrealized (depreciation) appreciation(2)(3)	(8)	(8)	(134)	347	(2)	(4)	191
Purchases(4)	177	(4)	9	54	120	49	405
Sales(5)	(20)	(1)	(178)	(442)	—	(1)	(642)
Settlements, net(6)	(113)	(91)	(63)	62	(59)	—	(264)
Transfers out of Level 3(7)	(129)	—	—	—	—	—	(129)
Balances, June 30, 2014	$970	$416	$776	$2,108	$338	$73	$4,681

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, January 1, 2013	$843	$1,114	$1,194	$1,867	$247	$5,265
Net realized (loss) gain(1)	(15)	(23)	23	(17)	(15)	(47)
Reversal of prior period net depreciation (appreciation) on realization(2)	20	(4)	(25)	21	15	27
Net unrealized appreciation (depreciation)(2)(3)	15	(38)	(7)	318	(20)	268
Purchases(4)	105	52	50	6	13	226
Sales(5)	(4)	—	(69)	(29)	—	(102)
Settlements, net(6)	(155)	(190)	1	—	(12)	(356)
Balances, June 30, 2013	$809	$911	$1,167	$2,166	$228	$5,281

(1)
Included in net realized (loss) gain in the consolidated statements of operations. Excludes (loss) gain on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also excludes realized (loss) gain from other assets and liabilities not measured at fair value.

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

(7)
During the three months ended June 30, 2014, certain of our senior debt investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy due to the existence of executable quotes on these investments. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2014:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$707	Enterprise discounted cash flow	Discount rate	10%	55%	17%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	(10%)	(38%)
			Control premium	—%	23%	15%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	(20%)	(39%)
Mezzanine Debt	$226	Enterprise discounted cash flow	Discount rate	13%	30%	16%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(65%)	(15%)	(36%)
			Control premium	8%	23%	18%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%	(12%)
Preferred Equity	$360	Enterprise discounted cash flow	Discount rate	11%	55%	18%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	(10%)	(41%)
			Control premium	7%	23%	14%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(11%)
Common Equity	$1,954	Enterprise discounted cash flow	Discount rate	4%	48%	15%
			Terminal value growth rate	2%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60%)	(5%)	(21%)
			Control premium	—%	24%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	40%	(15%)

Market Yield Valuation Methodology
Senior Debt	$244	Discounted cash flow	Market yield	9%	33%	11%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Mezzanine Debt	$190	Discounted cash flow	Market yield	12%	18%	16%
			Estimated remaining life	0 yr	4 yrs	3 yrs
Preferred Equity	$2	Discounted cash flow	Market yield	25%	25%	25%
			Estimated remaining life	4 yrs	4 yrs	4 yrs
Structured Products	$338	Discounted cash flow	Discount rate	5%	58%	12%
			Constant prepayment rate	30%	35%	31%
			Constant default rate	—%	2%	2%

Third-Party Vendor Pricing Service
Senior Debt	$19			Vendor Quotes	Vendor Quotes	Vendor Quotes

Announced Transaction
Preferred Equity	$414			Transaction Price	Transaction Price	Transaction Price
Common Equity	$154			Transaction Price	Transaction Price	Transaction Price
	$4,608

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2013:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$340	Enterprise discounted cash flow	Discount rate	8%	37%	16%
			Terminal value growth rate	3%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	(15%)	(34%)
			Control premium	—%	21%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(40%)	(20%)	(34%)
Mezzanine Debt	$751	Enterprise discounted cash flow	Discount rate	12%	97%	17%
			Terminal value growth rate	3%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	—%	(29%)
			Control premium	—%	21%	14%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	—%	(18%)
Preferred Equity	$1,088	Enterprise discounted cash flow	Discount rate	11%	51%	14%
			Terminal value growth rate	2%	8%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	5%	(21%)
			Control premium	10%	21%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(6%)
Common Equity	$2,166	Enterprise discounted cash flow	Discount rate	8%	97%	16%
			Terminal value growth rate	3%	8%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60%)	5%	(20%)
			Control premium	—%	24%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	30%	(16%)

Market Yield Valuation Methodology
Senior Debt	$469	Discounted cash flow	Market yield	8%	30%	12%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Mezzanine Debt	$160	Discounted cash flow	Market yield	13%	19%	16%
			Estimated remaining life	2 yrs	4 yrs	3 yrs
Preferred Equity	$79	Discounted cash flow	Market yield	18%	22%	22%
			Estimated remaining life	1 yr	3 yrs	1 yr
Structured Products	$228	Discounted cash flow	Discount rate	6%	116%	12%
			Constant prepayment rate	30%	30%	30%
			Constant default rate	2%	2%	2%
	$5,281

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Cost
Senior Debt	34.4%	19.9%
Mezzanine Debt	8.8%	10.6%
Preferred Equity	18.0%	24.5%
Common Equity	31.4%	38.6%
Structured Products	7.4%	6.4%
Total	100.0%	100.0%

Fair Value
Senior Debt	34.0%	20.9%
Mezzanine Debt	7.5%	10.3%
Preferred Equity	14.1%	22.2%
Common Equity	38.3%	41.2%
Structured Products	6.1%	5.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of June 30, 2014 and December 31, 2013. Our investments in European Capital, CLO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	June 30, 2014	December 31, 2013
Cost
Life Sciences Tools and Services	18.8%	18.5%
Capital Markets	5.3%	9.0%
Hotels, Restaurants and Leisure	5.3%	5.3%
Health Care Providers and Services	4.9%	3.4%
Commercial Services and Supplies	4.8%	3.9%
Construction and Engineering	3.9%	4.2%
Auto Components	3.7%	2.7%
Health Care Equipment and Supplies	3.4%	3.0%
Diversified Consumer Services	3.2%	2.9%
IT Services	3.0%	2.3%
Technology Hardware, Storage and Peripherals	3.0%	3.5%
Professional Services	3.0%	3.1%
Real Estate and Real Estate Investment Trusts	2.9%	3.1%
Diversified Financial Services	2.8%	2.8%
Electrical Equipment	2.7%	2.4%
Food Products	2.6%	1.7%
Oil, Gas and Consumable Fuels	2.5%	2.1%
Media	2.5%	1.2%
Internet and Catalog Retail	2.4%	3.0%
Aerospace and Defense	1.8%	1.0%
Software	1.6%	0.8%
Electronic Equipment, Instruments and Components	1.6%	1.2%
Other	14.3%	18.9%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	June 30, 2014	December 31, 2013
Fair Value
Capital Markets	22.1%	22.3%
Life Sciences Tools and Services	10.8%	12.8%
Health Care Providers and Services	6.3%	5.7%
Hotels, Restaurants and Leisure	4.6%	5.5%
Electrical Equipment	3.9%	4.4%
Commercial Services and Supplies	3.8%	3.6%
Health Care Equipment and Supplies	3.7%	3.8%
Construction and Engineering	3.6%	4.8%
Professional Services	2.8%	3.1%
Diversified Consumer Services	2.7%	2.0%
IT Services	2.4%	1.7%
Media	2.4%	1.3%
Technology Hardware, Storage and Peripherals	2.1%	2.1%
Electronic Equipment, Instruments and Components	2.1%	1.7%
Auto Components	2.1%	1.2%
Internet and Catalog Retail	2.0%	2.9%
Real Estate and Real Estate Investment Trusts	1.9%	2.0%
Aerospace and Defense	1.8%	1.0%
Software	1.8%	1.2%
Oil, Gas and Consumable Fuels	1.8%	1.6%
Diversified Financial Services	1.7%	1.8%
Food Products	1.7%	1.7%
Other	11.9%	11.8%
Total	100.0%	100.0%

Note 4.	Borrowings
Our debt obligations consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured revolving credit facility due June 2016, $750 million commitment	—	—
Secured term loan due August 2017, net of discount	449	449
Unsecured private notes due September 2018, net of discount	342	342
Total	$791	$791
The daily weighted average debt balance, excluding discounts, for the three months ended June 30, 2014 and 2013 was $800 million and $649 million, respectively. The daily weighted average debt balance, excluding discounts, for the six months ended June 30, 2014 and 2013 was $800 million and $689 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2014 was 5.7% and 5.8%, respectively, compared to 6.8% and 6.5%, respectively, for the comparable periods in 2013. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2014 was 5.0% and 5.1%, respectively, compared to 5.5% and 5.2%, respectively, for the comparable periods in 2013. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of June 30, 2014 was 4.8%.
As of June 30, 2014 and December 31, 2013, the aggregate fair value of the above borrowings was $823 million and $817 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

date under current market conditions, and are measured using Level 3 inputs for our debt as of June 30, 2014 and December 31, 2013. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
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
The Private Notes were rated B3, B+ and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of June 30, 2014, we were in compliance with all of the covenants under the Private Notes.
Secured Term Loan Facility
On February 26, 2014, we entered into an amendment (the “Amendment”) to the amended secured term loan facility under our Senior Secured Term Loan Credit Agreement, dated as of August 23, 2013, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Secured Term Loan Facility”).
The Amendment reduced the interest rate on the Secured Term Loan Facility, which had an outstanding principal balance of $450 million as of the closing date, from the London Interbank Offered Rate (“LIBOR”) plus 3.00%, with a LIBOR floor of 1.00%, to LIBOR plus 2.75%, with a LIBOR floor of 0.75%. The Amendment also extended the Secured Term Loan Facility’s maturity date by one year to August 2017. We may prepay the loans under the Secured Term Loan Facility in full or in part without penalty at our option except in the event that the facility is refinanced at a lower rate, in full or in part, prior to February 23, 2015, in which case the prepayment shall be made for an amount equal to 101% of the principal prepaid plus accrued interest.
In accordance with FASB ASC Subtopic No. 470-50, Modifications and Extinguishments, $447 million of debt exchanged with the same lenders met the criterion for and was accounted as a modification of debt. Existing unamortized deferred financing costs and discount attributable to the modification of the Secured Term Loan Facility of $9 million will be amortized into interest expense over the life of the Secured Term Loan Facility using the effective interest method, while fees paid to other third party

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

advisors of $1 million were expensed and included in general and administrative expenses in the consolidated statements of operations.
The following table sets forth the scheduled amortization on the Secured Term Loan Facility:

August 22, 2014	$4.5 million
August 21, 2015	$4.5 million
August 22, 2016	$4.5 million
Maturity Date (August 22, 2017)	Outstanding Balance

As of June 30, 2014, the interest rate on our Secured Term Loan Facility was 3.50% and the borrowing base coverage was 362%. As of June 30, 2014, we were in compliance with all of the covenants under the Secured Term Loan Facility.
$250 Million Revolving Credit Facility
On August 22, 2012, we obtained a four-year $250 million secured revolving credit facility (the “$250 Million Revolving Credit Facility”), which may be expanded to a maximum $375 million through additional commitments in accordance with the terms and conditions of the $250 Million Revolving Credit Facility and Secured Term Loan Facility. The $250 Million Revolving Credit Facility bears interest at a rate per annum equal to LIBOR plus 3.75%.
We may borrow, prepay and reborrow loans under the $250 Million Revolving Credit Facility at any time prior to August 22, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base coverage of 150%, or 110% so long as our borrowing base coverage does not decrease following an advance. The $250 Million Revolving Credit Facility matures on August 22, 2016. Any outstanding balance on the $250 Million Revolving Credit Facility as of the commitment termination date is repayable ratably over the final 12 months until the maturity date.
We are required to pay a fee in an amount equal to 0.50% on the average daily unused amount of the lender commitments under our $250 Million Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender’s commitment terminates and the commitment termination date, payable quarterly. As of June 30, 2014, the total commitments under our $250 Million Revolving Credit Facility were $250 million.
As of June 30, 2014, we were in compliance with all of the covenants under the $250 Million Revolving Credit Facility.
$750 Million Revolving Credit Facility
On June 27, 2014, we obtained a $750 million secured revolving credit facility (the “$750 Million Revolving Credit Facility”), provided by Bank of America, N.A. The $750 Million Revolving Credit Facility, which matures in June 2016, bears interest at a rate per annum equal to LIBOR plus 1.60%.
We may borrow, prepay and reborrow loans under the $750 Million Revolving Credit Facility at any time prior to May 27, 2016, the commitment termination date, subject to certain terms and conditions. Any outstanding balance on the $750 Million Revolving Credit Facility as of the commitment termination date is repayable on the maturity date.
Beginning on September 27, 2014, we are required to pay a fee in an amount equal to 1.60% on the average daily unused amount of the lender commitments up to $375 million and 0.75% on undrawn amounts above $375 million, payable quarterly. As of June 30, 2014, the total commitments under our $750 Million Revolving Credit Facility were $750 million.
As of June 30, 2014, we were in compliance with all of the covenants under the $750 Million Revolving Credit Facility.

Note 5.	Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of June 30, 2014, there were 3.5 million shares available to be granted under the employee stock option plans.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of June 30, 2014, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three and six months ended June 30, 2014.
During the first quarter of 2014, we concluded that our Chief Executive Officer had been granted stock options in excess of the individual employee limits established in certain of our stock option plans. These stock option grants were made during fiscal years 2010, 2011 and 2012. As a result, the stock option grants in excess of the individual limits in any stock option plan have been considered null and void. Therefore, stock based-compensation expense associated with the null and void options of $3.5 million was reversed during the first quarter of 2014.
In addition, the communication of the voided stock option grants to our Chief Executive Officer resulted in a financial obligation under U.S. GAAP to provide equity compensation commensurate with the terms of the voided stock option grants in return for services to be performed by our Chief Executive Officer during the option vesting periods. This financial obligation has been accounted for as a liability award and stock-based compensation expense of $5.8 million associated with prior periods was recorded during the first quarter of 2014. During the second quarter of 2014, a cash bonus award was granted to our Chief Executive Officer that partially settled this financial obligation. As of June 30, 2014, this financial obligation was $4.2 million.
The net impact of these adjustments was additional stock-based compensation expense of $2.3 million during the first quarter of 2014. An additional $1.4 million of income tax expense was recorded during the first quarter of 2014 as a result of these adjustments. These errors were immaterial to the individual prior periods impacted.
During the three and six months ended June 30, 2014, we recorded stock-based compensation expense attributable to our stock options of $4.4 million and $14.9 million, respectively. During the three and six months ended June 30, 2013, we recorded stock-based compensation expense attributable to our stock options of $7.9 million and $14.8 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.

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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three and six months ended June 30, 2014, cash bonus awards of $10.0 million were granted under the Deferred Plan. During the three and six months ended June 30, 2013, cash bonus awards of $1.6 million and $1.7 million, respectively, were granted under the Deferred Plan.
During the first quarter of 2014, we concluded that our Chief Executive Officer had been granted $2.6 million of cash bonus awards in fiscal year 2007 in excess of the annual individual employee limit established in the Deferred Plan. As a result, the $2.6 million of cash bonus awards have been considered null and void. Stock-based compensation expense associated with the null and void cash bonus awards of $2.6 million was reversed in the first quarter of 2014.
In addition, the communication of the $2.6 million of excess cash bonus awards to our Chief Executive Officer resulted in a financial obligation under U.S. GAAP to provide equity compensation commensurate with the terms of the cash bonus awards in return for services to be performed by our Chief Executive Officer during the award vesting period. This financial obligation has been accounted for as a liability award and stock-based compensation expense of $1.5 million associated with prior periods

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

was recorded in the first quarter of 2014. During the second quarter of 2014, a cash bonus award was granted to our Chief Executive Officer that partially settled this financial obligation. As of June 30, 2014, this financial obligation was $1.5 million.
The net impact of these adjustments was a $1.1 million reduction to stock-based compensation expense in the first quarter of 2014. An additional $0.3 million of income tax expense was recorded during the quarter as a result of these adjustments. These errors were immaterial to the individual prior periods impacted.
During the three and six months ended June 30, 2014, we recorded stock-based compensation expense of $4.5 million and $3.6 million, respectively, attributable to the Deferred Plan. During the three and six months ended June 30, 2013, we recorded stock-based compensation expense of $0.7 million and $1.1 million, respectively, attributable to the Deferred Plan.

Note 7.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted net operating income per common share	$26	$49	$31	$95
Numerator for basic and diluted net earnings per common share	$212	$21	$282	$367
Denominator for basic weighted average common shares	266.2	297.5	268.4	301.4
Employee stock options and stock awards	12.3	12.2	12.5	12.4
Denominator for diluted weighted average common shares	278.5	309.7	280.9	313.8
Basic net operating income per common share	$0.10	$0.16	$0.12	$0.32
Diluted net operating income per common share	$0.09	$0.16	$0.11	$0.30
Basic net earnings per common share	$0.80	$0.07	$1.05	$1.22
Diluted net earnings per common share	$0.76	$0.07	$1.00	$1.17

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
Stock options and unvested shares under our deferred compensation plan of 7.8 million and 8.0 million for the three and six months ended June 30, 2014, respectively, and 8.9 million and 8.1 million for the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Loan and Financing Agreements
As of June 30, 2014, we had commitments under loan and financing agreements to fund up to $220 million to 23 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9.	Shareholders’ Equity

Our common stock activity for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
Common stock outstanding at beginning of period	270.2	304.4
Issuance of common stock under stock option plans	2.4	2.7
Repurchase of common stock	(8.9)	(18.1)
Distribution of common stock held in deferred compensation trust	—	0.4
Common stock outstanding at end of period	263.7	289.4
Stock Repurchase and Dividend Program
During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). Under the Stock Repurchase and Dividend Program, we may consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors may be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. During the three months ended March 31, 2014, we repurchased a total of 8.9 million of our common stock in the open market for $137 million at an average price of $15.38 per share. During the three and six months ended June 30, 2013, we repurchased a total of 9.1 million shares and 18.1 million shares, respectively, of our common stock in the open market for $125 million and $253 million at an average price of $13.77 per share and $14.00 per share, respectively.
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

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of June 30, 2014. Our tax fiscal year ends on September 30.
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
As of June 30, 2014, our deferred tax asset was $646 million, our deferred tax liability was $18 million, our valuation allowance was $197 million and our net deferred tax asset was $431 million.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of June 30, 2014, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of June 30, 2014, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $197 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance, we have weighed both the positive and negative evidence. Due to our capital loss carryforwards as of June 30, 2014, we do not believe that we can reliably forecast future net capital gains or net unrealized appreciation to realize our capital deferred tax assets.
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
A reconciliation of the tax (benefit) provision computed at the U.S. federal statutory income tax rate and our effective tax rate for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax on income computed at federal statutory tax rate	$70	$10	$95	$134
State taxes, net of federal tax benefit	12	1	15	16
Valuation allowance	(173)	(3)	(205)	(135)
Dividends received deduction	(5)	—	(7)	—
Change in state tax rate	—	—	10	—
Consolidation of subsidiary	69	—	69	—
Other	14	(2)	12	—
Total tax (benefit) provision	$(13)	$6	$(11)	$15
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
During the second quarter of 2014, we consolidated ACCH, a subsidiary for financial reporting purposes. ACCH is wholly-owned by us and had ordinary deferred tax assets of $30 million that are now reflected in our consolidated deferred tax assets. The capital deferred tax asset of $99 million that was reflected in prior periods, net of a valuation allowance of $99 million, related to the difference between our original equity cost basis for financial reporting purposes and our equity cost basis for tax purposes, which has been eliminated.
The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2014	$—
Increases related to positions taken during the current year	45
Unrecognized tax benefits - June 30, 2014	$45
The unrecognized tax benefit has been presented as a reduction of a deferred tax asset for a net operating loss. As of June 30, 2014, the balance of our uncertain tax positions that would, if recognized, affect our effective tax rate was $45 million.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 11.	Significant Subsidiaries

We have determined that for the six months ended June 30, 2014, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the six months ended June 30, 2014 and 2013 has been included as follows:

	Six Months Ended June 30,
	2014	2013
Total revenue	$157	$196
Total operating expenses	$120	$123
Net operating income	$37	$73
Net income	$115	$127

Note 12.	Asset Sales
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. ACE III will be managed by our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), through a majority-owned affiliate, in exchange for a management fee and a carried interest in the net profits of the Fund, subject to certain hurdles. Pursuant to the Fund’s partnership agreement, $445 million of the Fund’s aggregate $1.1 billion capital commitment from investors, which includes a commitment of $200 million from ACAM, will generally be used by ACE III to make new control equity and equity-related investment in companies.
Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc., in exchange for partnership interests in the Fund. The option may be exercised at the earlier of (i) April 1, 2015 and (ii) any date after October 1, 2014 following certain events. The aggregate agreed upon value of these investments (the “Redemption Price”), assuming the option is exercised, is approximately $640 million, subject to certain adjustments, including dividends or add-on investments subsequent to December 31, 2013. Following the closing, as defined in the Contribution Agreement, ACE III will redeem our partnership interests for a cash amount equal to the Redemption Price. The closing is subject to regulatory approvals and other standard conditions which are expected to occur in the third quarter of 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•Executive Overview

•Results of Operations

•Financial Condition, Liquidity and Capital Resources

•Forward-Looking Statements

EXECUTIVE OVERVIEW

American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded global asset manager and private equity firm. We invest in private equity, private debt, private real estate securities, technology investments, special situation investments and funds managed by us. We provide investors the opportunity to participate in the asset management and private equity industry through an investment in our publicly traded stock. Our primary business objectives are to increase our funds under management and our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.
We primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance Investments”). We also invest in first and second lien floating rate loans to large-market U.S. based companies (“Senior Floating Rate Loans”) and structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities and commercial mortgages and commercial mortgage backed securities (“CMBS”).
We are also a fund manager with $83 billion of total assets under management (including levered assets) as of June 30, 2014, which includes $6 billion of total assets on our balance sheet and $77 billion of third-party assets under management, $13 billion of which are third-party earning assets under management for which we are paid a management fee. Our fund management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”). ACAM manages the following funds:

•	European Capital Limited (“European Capital”)

•	American Capital Agency Corp. (“AGNC”)

•	American Capital Mortgage Investment Corp. (“MTGE”)

•	American Capital Senior Floating, Ltd. (“ACSF”)

•	American Capital Equity I, LLC (“ACE I”)

•	American Capital Equity II, LP (“ACE II”)

•	ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”)

•	ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”)

•	ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”)

•	ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”)

•	ACAS CLO 2014-1, Ltd. (“ACAS CLO 2014-1”)
ACAM will also manage American Capital Equity III, LP (“ACE III”), a $1.1 billion U.S. lower middle market private equity fund that entered into definitive agreements with a group of investors on April 28, 2014 and is expected to close in the third quarter of 2014.
As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of June 30, 2014, we had board seats at 47 companies in our investment portfolio and had board observation rights at certain other companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
American Capital Investment Portfolio
Portfolio Composition

Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) European Capital, (iv) Asset Management, (v) Structured Products and (vi) Senior Floating Rate Loans.
As of June 30, 2014, we had investments totaling $5.6 billion and $5.5 billion at cost basis and fair value, respectively. As of June 30, 2014, our ten largest investments had a cost basis and fair value totaling $2.6 billion and $3.0 billion, respectively, or 46% of total assets at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	Asset Management	Capital Markets	$189	$925
European Capital Limited	European Capital	Diversified Financial Services	959	827
CML Pharmaceuticals, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	443	343
Mirion Technologies, Inc.(1)	American Capital One Stop Buyouts®	Electrical Equipment	92	155
The Tensar Corporation(2)	Sponsor Finance Investments	Construction & Engineering	159	154
Affordable Care Holding Corp.(1)	American Capital One Stop Buyouts®	Health Care Providers & Services	90	154
SMG Holdings, Inc.(1)	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	152	115
WRH, Inc.(1)	American Capital One Stop Buyouts®	Life Sciences Tools & Services	344	111
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	101	98
Unwired Holdings, Inc.	American Capital One Stop Buyouts®	Electronic Equipment, Instruments & Components	57	82
Total			$2,586	$2,964
 ——————————

(1)	Potential exits as part of the ACE III transaction. See Note 12 to our interim consolidated financial statements in this Form 10-Q.

(2)	The Tensar Corporation was exited on July 9, 2014.

The composition of our investment portfolio as of June 30, 2014, at fair value, as a percentage of total investments based on these different business lines, is shown below:

Structured Products, 6%
American Capital One Stop Buyouts®, 33%
Asset Management, 17%
European Capital, 15%
Sponsor Finance Investments, 15%
Senior Floating Rate Loans, 14%

The following tables set forth the aggregate dollar amount of new investments by security type, use and business line (in millions). The amounts of our new investments include both funded and unfunded commitments as of the investment date:

	Three Months Ended June 30,		Six Months Ended June 30,
Security Type	2014	2013	2014	2013
Senior Debt	$674	$28	$938	$108
Structured Products	73	13	112	13
Common Equity	63	4	76	6
Mezzanine Debt	2	—	6	—
Preferred Equity	1	5	2	21
Total by security type	$813	$50	$1,134	$148

	Three Months Ended June 30,		Six Months Ended June 30,
Use	2014	2013	2014	2013
Senior Floating Rate Loans	$579	$—	$778	$—
Sponsor Finance Investments	99	2	161	31
Structured Products	73	13	92	13
Investments in ACAM and Fund Development	50	12	84	12
American Capital One Stop Buyouts®	—	—	—	27
Add-on financing for working capital in distressed situations	9	5	12	8
Add-on financing for growth and working capital	3	6	7	9
Add-on financing for recapitalizations, not including distressed investments	—	—	—	36
Add-on financing for purchase of debt of a portfolio company	—	12	—	12
Total by use	$813	$50	$1,134	$148

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2014	2013	2014	2013
Senior Floating Rate Loans	$579	$—	$778	$—
Sponsor Finance Investments	108	14	172	75
Structured Products	73	13	92	13
Asset Management	50	12	84	12
American Capital One Stop Buyouts®	3	11	8	48
Total by business line	$813	$50	$1,134	$148

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2014	2013	2014	2013
Principal prepayments	$185	$115	$201	$263
Equity investments	142	18	466	78
Payment of accrued PIK notes and dividend and accreted OID	61	7	124	67
Scheduled principal amortization	19	10	38	19
Loan syndications and sales	1	—	21	4
Total by source	$408	$150	$850	$431

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2014	2013	2014	2013
American Capital One Stop Buyouts®	$282	$85	$348	$254
Structured Products	42	6	59	11
Sponsor Finance Investments	41	56	98	155
European Capital	34	—	138	—
Senior Floating Rate Loans	8	—	8	—
Asset Management	1	3	199	11
Total by business line	$408	$150	$850	$431
American Capital One Stop Buyouts®
In an American Capital One Stop Buyout®, we lend senior and mezzanine debt and make majority equity investments to finance our acquisition of an operating company through a change in control. A change in control transaction could be the result of a corporate divestiture, a sale by a private equity firm, a sale by a family-owned closely held business, going private transactions or ownership transitions. In addition, we may make additional add-on investments in our American Capital One Stop Buyouts® to finance strategic acquisitions, growth or for working capital.
Our ability to fund the entire capital structure is a competitive advantage in completing many middle market transactions. We sponsor American Capital One Stop Buyouts® in which we provide most, if not all, of the senior and mezzanine debt and equity financing in the transaction. For our American Capital One Stop Buyouts®, we typically fund all of the senior debt at closing. Currently, we intend to hold the senior debt of these controlled portfolio companies which will allow these controlled portfolio companies to pay cash dividends to their shareholders, including us. Generally, third-party senior debt limits the ability of our controlled portfolio companies to pay cash dividends to us. We will generally invest up to $750 million in a single American Capital One Stop Buyout®.
As of June 30, 2014, there were 35 companies in our American Capital One Stop Buyout® portfolio with a fair value and cost basis of $1.8 billion and $2.3 billion, respectively, with an average investment size of $53 million at fair value. As of June 30, 2014, our American Capital One Stop Buyout® portfolio consisted of $879 million and $961 million of debt and equity investments at fair value. As of June 30, 2014, the weighted average effective interest rate on the debt investments in this portfolio was 9.8%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 63%. During the three and six months ended June 30, 2014, we recognized operating revenues from our American Capital One Stop Buyouts® portfolio totaling $51 million and $101 million, respectively.
There is generally no publicly available information about these companies and a primary or secondary market for the trading of these privately issued loans and equity securities generally does not exist. These investments have been historically exited through normal repayment, a change in control transaction or recapitalization of the portfolio company.
Sponsor Finance Investments
The majority of the investments in our Sponsor Finance Investments portfolio were originated either to assist in the funding of change of control buyouts of privately held middle market companies sponsored by other private equity firms or to support the growth or recapitalization of an existing portfolio company. A change of control transaction could be the result of a corporate divestiture, a sale of a family-owned or closely-held business, a going private transaction, the sale by a private equity fund of a portfolio company or an ownership transition. In these transactions, we generally lend senior, mezzanine and unitranche debt and make minority equity co-investments in privately-held middle market companies. We will generally invest between $10 million and $150 million in a single Sponsor Finance Investment transaction. Generally, we make investments in companies that have a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million.
Our senior loans may consist of first lien secured revolving credit facilities, first lien secured term loans, second lien secured term loans and unitranche loans. Our mezzanine loans may consist of secured and unsecured loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on London Interbank Offered Rate (“LIBOR”), plus a margin. Certain of our loans permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity.
As of June 30, 2014, there were 44 companies in our Sponsor Finance Investment portfolio with a fair value and cost basis of $813 million and $906 million, respectively, with an average investment size of $18 million at fair value. As of June 30, 2014, our Sponsor Finance Investment portfolio consisted of $609 million and $204 million of debt and equity investments at fair value. As of June 30, 2014, the weighted average effective interest rate on the debt investments in this portfolio was 8.9%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 37%. During the three and six months ended June 30, 2014, we recognized operating revenues from our Sponsor Finance Investment portfolio totaling $(1) million and $(2) million, respectively, primarily due to the net negative impact from non-accrual investments in 2014.
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
Asset Management
Our fund management business is conducted through our wholly-owned portfolio company, ACAM and its consolidated subsidiaries. In general, subsidiaries of ACAM will enter into management agreements with each of its managed funds. As of June 30, 2014, our investment in ACAM was $189 million and $925 million at cost basis and fair value, respectively, or 17% of our total investments at fair value. As of June 30, 2014, ACAM’s earning assets under management totaled $13 billion. As of June 30, 2014, ACAM had $77 billion of total assets under management (including levered assets), including $67 billion of total assets under management for AGNC and $7 billion of total assets under management for MTGE, which are publicly traded mortgage real estate investment trusts (“REITs”), and $0.3 billion of total assets under management for ACSF. We believe that having capital to incubate new funds to be managed by ACAM is a competitive advantage for our asset management business.
ACAM had over 115 employees as of June 30, 2014, including six investment teams with 55 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. ACAM generally earns base management fees based on the shareholders’ equity, total assets or the net cost basis of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. During the three and six months ended June 30, 2014, we recognized operating revenues from our investment in ACAM of $26 million and $49 million, respectively.

The following table sets forth certain information with respect to ACAM’s funds under management as of June 30, 2014:

Fund	Fund type	Established	Assets under management	Investment types	Capital type
European Capital	Private Equity Fund	2005	$1.2 Billion	Senior and Mezzanine Debt, Equity, Structured Products	Permanent
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$66.9 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$7.0 Billion	Mortgage Investments	Permanent
ACSF	Publicly Traded BDC - NASDAQ (ACSF)	2014	$0.3 Billion	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$0.4 Billion	Equity	Finite Life
ACE II	Private Equity Fund	2007	$0.2 Billion	Equity	Finite Life
ACE III(1)	Private Equity Fund	2014	$0.9 Billion	Equity	Finite Life
ACAS CLO 2007-1	CLO	2006	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2014-1(2)	CLO	2014	$0.6 Billion	Senior Debt	Finite Life
 ——————————

(1)	ACE III’s closing is subject to regulatory approvals and other standard conditions that are expected to occur in the third quarter of 2014.

(2)	ACAS CLO 2014-1 closed on the sale of $619 million of CLO bonds on July 9, 2014.

Recent Fund Development
ACSF is a BDC that invests primarily in first lien and second lien floating rate loans to large market, U.S. based companies and invests opportunistically in equity tranches of CLOs collateralized primarily by Senior Floating Rate Loans. On January 15, 2014, ACSF successfully completed its Initial Public Offering (“IPO”) of ten million shares of common stock for proceeds of $150 million. Its shares are traded on The NASDAQ Global Select Market under the symbol “ACSF.” ACAM earns a base management fee of 0.80% of ACSF’s assets, as defined in ACSF’s management agreement. In addition, ACAM also purchased 3% of the common stock of ACSF for $4.5 million.
ACAS CLO 2014-1 completed a $619 million securitization in July 2014 that invests in broadly syndicated commercial senior secured loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2014-1 in exchange for a base management fee of 0.50% of ACAS CLO 2014-1’s assets and a 20% Carried Interest, subject to certain hurdles. A subsidiary of ACAM also purchased 60% of the non-rated equity tranche of subordinated notes in ACAS CLO 2014-1 for $31 million.
ACE III is a $1.1 billion U.S. lower middle market private equity fund that entered into definitive agreements with a group of investors on April 28, 2014 and is expected to close in the third quarter of 2014. ACAM will manage ACE III upon closing.
European Capital

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
As of June 30, 2014, European Capital had investments in 29 portfolio companies totaling $1,037 million at fair value, with an average investment size of $36 million, or 3.1% of its total assets. As of June 30, 2014, European Capital’s five largest investments at fair value were $676 million, or 57% of its total assets.

The composition of European Capital’s investment portfolio by business line as of June 30, 2014, at fair value, as a percentage of its total investments, is shown below:

Business Line	June 30, 2014
European Capital One Stop Buyouts®	51.4%
Sponsor Finance Investments	46.7%
Structured Products	1.9%
Total by business line	100.0%
As of June 30, 2014, all of European Capital’s assets are invested in portfolio companies headquartered in countries with AA+ rating or better based on Standard & Poor’s ratings. As of June 30, 2014, European Capital’s NAV at fair value was $949 million and our investment in European Capital consisted of an equity investment with a cost basis and fair value of $959 million and $827 million, respectively. We valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value. See Note 3 to our interim consolidated financial statements in this Form 10-Q for further discussion of our valuation of European Capital.
Structured Products
Our Structured Products portfolio is composed of investments in CLO and CMBS securities. As of June 30, 2014, over 90% of the fair value of this portfolio is invested in debt and equity tranches of CLOs that are generally collateralized by first and second lien floating rate loans.
As of June 30, 2014, there were 54 investments in our Structured Products portfolio with a fair value and cost basis of $338 million and $411 million, respectively, with an average investment size of $6 million at fair value. During the three and six months ended June 30, 2014, we recognized operating revenues from our Structured Products portfolio totaling $20 million and $32 million, respectively.
Senior Floating Rate Loans
Our Senior Floating Rate Loans portfolio is composed primarily of diversified investments in first lien floating rate loans to large-market U.S. based companies, which are commonly referred to as leveraged loans. Our Senior Floating Rate Loans portfolio may also include second lien floating rate loans. Standard & Poor’s (“S&P”) defines large-market loans as loans from issuers with EBITDA of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a first or second priority lien on a company’s assets and a pledge of its stock, providing for greater security and potential recovery in the event of default compared to subordinated fixed-income products. Senior Floating Rate Loans pay interest based on a floating rate typically calculated as a spread over a market index, primarily LIBOR, and generally have a minimum market index floor. Our Senior Floating Rate Loans are also typically traded among investors in an active secondary market with no investor owning a significant percentage of the issue. We generally own less than 2% of any single loan issue.
As of June 30, 2014, there were debt investments in 132 companies in our Senior Floating Rate Loans portfolio with a fair value and cost basis of $768 million and an average investment size of $6 million at fair value. As of June 30, 2014, the weighted average effective interest rate on the debt investments in this portfolio was 4.4%. As of June 30, 2014, more than 97% of our Senior Floating Rate Loan portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher.
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
See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2014.

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

•
The second element is “Net realized (loss) gain,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic interest settlements and termination receipts or payments on derivatives, foreign currency transaction gains or losses and taxes on realized gains or losses.

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

Our consolidated operating results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue	$100	$130	$184	$263
Operating expenses	59	65	127	130
NOI before income taxes	41	65	57	133
Tax provision	(15)	(16)	(26)	(38)
NOI	26	49	31	95
Net realized (loss) gain	(7)	(27)	14	(35)
Net realized earnings	19	22	45	60
Net unrealized appreciation (depreciation)	193	(1)	237	307
Net earnings	$212	$21	$282	$367

Operating Revenue

We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products as well as dividend income from our fund management business which is conducted through ACAM.
Operating revenue by business line was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2014	2013	2014	2013
American Capital One Stop Buyouts®	$51	$47	$101	$88
Asset Management	26	34	49	66
Structured Products	20	18	32	37
Senior Floating Rate Loans	4	—	4	—
European Capital	—	3	—	5
Sponsor Finance Investments	(1)	28	(2)	67
Total by business line	$100	$130	$184	$263
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® increased by $4 million, or 9%, and by $13 million, or 15%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013, primarily due to additional dividend income as a result of the removal of certain preferred equity securities from non-accrual status due to improved portfolio company performance.
Sponsor Finance Investments
Interest, dividend and fee income from our Sponsor Finance Investments decreased by $29 million, or 104%, and by $69 million, or 103%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013, primarily due to reserves on accrued payment-in-kind (“PIK”) interest and dividend income as a result of the addition of certain securities to non-accrual status due to decreased portfolio company performance.
Asset Management
Dividend and fee income from ACAM decreased by $8 million, or 24%, and by $17 million, or 26%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013, primarily due to reduced dividend income as a result of a decrease in fees earned for the management of AGNC and MTGE as well as increased expenses incurred by ACAM related to the IPO of ACSF. This was partially offset by an increase in the funds under management of ACAM, primarily ACSF, ACAS CLO 2013-1 and ACAS CLO 2013-2.
Structured Products
Interest income on Structured Products investments increased by $2 million, or 11%, for the three months ended June 30, 2014, over the comparable period in 2013. Interest income on Structured Products investments decreased by $5 million, or 14%, for the six months ended June 30, 2014, over the comparable period in 2013.

Operating revenue by investment type consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income on debt investments	$38	$47	$67	$115
Interest income on Structured Products investments	20	18	32	37
Dividend income from equity investments, excluding ACAM	6	24	22	32
Dividend income from ACAM	19	29	33	56
Interest and dividend income	83	118	154	240
Portfolio company advisory and administrative fees	3	4	6	8
Advisory and administrative services - ACAM	6	5	15	10
Other fees	8	3	9	5
Fee income	17	12	30	23
Total operating revenue	$100	$130	$184	$263
Interest and Dividend Income
The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Debt investments at cost(1)	$2,116	$1,855	$1,937	$1,894
Average non-accrual debt investments at cost(2)	$307	$331	$300	$307
Effective interest rate on debt investments	7.0%	10.0%	6.8%	12.1%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	8.2%	10.3%	8.9%	10.4%
Structured Products investments at cost(1)	$389	$373	$373	$377
Effective interest rate on Structured Products investments	21.1%	19.8%	17.3%	19.6%
Debt and Structured Products investments at cost(1)	$2,505	$2,228	$2,310	$2,271
Effective interest rate on debt and Structured Products investments	9.2%	11.7%	8.5%	13.4%
Average daily one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments at cost(1)(3)	$1,769	$1,995	$1,901	$2,004
Effective dividend yield on equity investments(3)	1.3%	4.7%	2.3%	3.2%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	4.5%	4.1%	4.0%	4.1%
Debt, Structured Products and equity investments at cost(1)(3)	$4,274	$4,223	$4,211	$4,275
Effective yield on debt, Structured Products and equity investments(3)	6.0%	8.4%	5.7%	8.6%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	7.8%	8.2%	7.4%	8.3%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and European Capital.

Debt Investments
Interest income on debt investments decreased by $9 million, or 19%, and by $48 million, or 42%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013, primarily due to the net negative impact from non-accrual investments in 2014 compared to 2013. Our weighted average debt investments outstanding increased by $261 million and $43 million for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013, primarily as a result of new investments in Senior Floating Rate Loans. The average non-accrual debt investments outstanding decreased from $331 million and $307 million for the three and six months ended June 30, 2013, respectively, to $307 million and $300 million during the three and six months ended June 30, 2014, respectively.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three and six months ended June 30, 2014, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $6 million and $20 million, respectively, as a result of debt investments being placed on non-accrual, which had an approximate 120 basis point and 210 basis point negative impact, respectively, on the effective interest rate on debt investments. For the three months ended June 30, 2013, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $1 million as a result of debt investments being placed on non-accrual, which had an approximate 30 basis point negative impact on the effective interest rate on debt investments. For the six months ended June 30, 2013, we recorded additional interest income on uncollected PIK interest income reserved in prior periods of $16 million, as a result of debt investments being removed from non-accrual, which had an approximate 170 basis point positive impact on the effective interest rate on debt investments.
Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, decreased by $18 million, or 75%, and by $10 million, or 31%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013, primarily due to the recording of dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from preferred stock investments during the three and six months ended June 30, 2013. As a result, the monthly weighted average effective dividend yield on equity investments was 1.3% and 2.3% for the three and six months ended June 30, 2014, respectively, a 340 basis point and 90 basis point decrease over the comparable periods in 2013.
When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued PIK dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued PIK dividend income which was reserved in prior periods. For the three months ended June 30, 2014, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred stock investments of $14 million, which had an approximate 320 basis point negative impact on the effective dividend yield on equity investments. For the three months ended June 30, 2013, we recorded dividend income for the reversal of reserves of accrued PIK dividend income attributable to prior periods from preferred stock investments of $3 million, which had an approximate 60 basis point positive impact on the effective dividend yield on equity investments. For the six months ended June 30, 2014 and 2013, we recorded reserves on uncollected accrued PIK dividend income recorded in prior periods from preferred stock investments of $16 million and $10 million, respectively, which had an approximate 170 basis point and 90 basis point negative impact on the effective dividend yield on equity investments.
We recorded dividend income for non-recurring dividends on common equity investments of $9 million and $15 million for the three and six months ended June 30, 2014, respectively, and $1 million and $3 million for the three and six months ended June 30, 2013, respectively.
Equity Investments - ACAM
Dividend income from ACAM was $19 million and $33 million for the three and six months ended June 30, 2014, respectively, and $29 million and $56 million for the three and six months ended June 30, 2013, respectively. The decrease in dividend income during the three and six months ended June 30, 2014 over the comparable periods in 2013 was primarily due to a decrease in fees earned for the management of AGNC and MTGE as well as increased expenses incurred by ACAM related to the IPO of ACSF in January 2014. The decline in fees earned by ACAM for managing AGNC and MTGE was primarily due to a decline in their equity as a result of repurchases of common stock and realized losses. In addition, we received dividends from ACAM which were recorded as a reduction to the cost basis of our investment in ACAM of $1 million and $4 million for the three and six months ended June 30, 2014, respectively, and $2 million and $5 million for the three and six months ended June 30, 2013, respectively.
Fee Income
Portfolio Company Advisory and Administrative Fees
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees for the three and six months ended June 30, 2014 were $3 million and $6 million, respectively, compared to $4 million and $8 million for the three and six months ended June 30, 2013, respectively.

Advisory and Administrative Services - ACAM
We have entered into service agreements with ACAM to provide asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three and six months ended June 30, 2014 were $6 million and $15 million, respectively, compared to $5 million and $10 million for the three and six months ended June 30, 2013, respectively. The fees generated from these service agreements increased $1 million, or 20%, and $5 million, or 50%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013 due to an increase in the funds under management of ACAM, primarily ACSF, ACAS CLO 2013-1 and ACAS CLO 2013-2.
Other Fees
Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $8 million and $9 million for the three and six months ended June 30, 2014, respectively, and $3 million and $5 million for the three and six months ended June 30, 2013, respectively.
Operating Expenses
Operating expenses decreased by $6 million, or 9%, and $3 million, or 2%, for the three and six months ended June 30, 2014, respectively, over the comparable periods in 2013. Operating expenses consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest	$11	$11	$23	$22
Salaries, benefits and stock-based compensation	35	40	77	81
General and administrative	13	14	27	27
Total operating expenses	$59	$65	$127	$130

Interest
The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2014 was 5.7% and 5.8%, respectively, compared to 6.8% and 6.5%, respectively, for the comparable periods in 2013. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2014 was 5.0% and 5.1%, respectively, compared to 5.5% and 5.2%, respectively, for the comparable periods in 2013.
Salaries, Benefits and Stock-based Compensation
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Base salaries	$15	$14	$30	$31
Incentive compensation	10	15	22	29
Benefits	2	3	7	6
Stock-based compensation	8	8	18	15
Total salaries, benefits and stock-based compensation	$35	$40	$77	$81
Salaries, benefits and stock-based compensation for the three and six months ended June 30, 2014 decreased $5 million, or 13%, and $4 million, or 5%, respectively, from the comparable periods in 2013 primarily due to a decrease in incentive compensation. As of June 30, 2014, we had 278 total employees compared to 274 total employees as of June 30, 2013.

Tax Benefit (Provision)
Our tax benefit (provision) consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2012	2013
Tax provision - net operating income	$(15)	$(16)	$(26)	$(38)
Tax benefit - net realized (loss) gain	5	12	2	25
Tax benefit (provision) - net unrealized appreciation (depreciation)	23	(2)	35	(2)
Total tax benefit (provision)	$13	$(6)	$11	$(15)
During the first quarter of 2014, we concluded that tax deductions recorded in fiscal years 2012 and 2013 pursuant to Section 162(m) of the Code were recorded in error for cash bonus payments and cash bonus awards under our non-qualified deferred compensation plan. As a result, $7.5 million of income tax expense associated with the reversal of these tax deductions was recorded in the financial statement line item tax provision in our consolidated statements of operations for the three months ended March 31, 2014. These errors were immaterial to the individual prior periods impacted. See Note 10 to our interim consolidated financial statements in this Form 10-Q for further discussion of income taxes.
During the second quarter of 2014, we consolidated AC Corporate Holdings, Inc. (“ACCH”), a subsidiary for financial reporting purposes. ACCH is wholly-owned by us and had ordinary deferred tax assets of $30 million that are now reflected in our consolidated deferred tax assets. The capital deferred tax asset of $99 million that was reflected in prior periods, net of a valuation allowance of $99 million, related to the difference between our original equity cost basis for financial reporting purposes and our equity cost basis for tax purposes, which has been eliminated.
Net Realized (Loss) Gain
Our net realized (loss) gain consisted of the following individual portfolio companies with realized gains (losses) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Specialty Brands Holdings, Inc.	$35	$—	$35	$—
SPL Acquisition Corp.	33	—	33	—
Anchor Drilling Fluids USA, Inc.	—	—	19	—
Mirion Technologies, Inc.	—	—	—	27
Other, net	1	11	7	15
Total gross realized portfolio gain	69	11	94	42

CH Holding Corp.	(50)	—	(50)	—
Egenera, Inc.	(28)	—	(28)	—
Paradigm Precision Holdings, LLC	—	—	—	(30)
Other, net	(5)	(46)	(9)	(54)
Total gross realized portfolio loss	(83)	(46)	(87)	(84)
Total net realized portfolio (loss) gain	(14)	(35)	7	(42)
Derivative agreements	1	(3)	2	(17)
Foreign currency transactions	1	(1)	3	(1)
Tax benefit	5	12	2	25
Total net realized (loss) gain	$(7)	$(27)	$14	$(35)

The following are summary descriptions of portfolio companies with realized gains or losses equal to or greater than $30 million.
In the second quarter of 2014, our portfolio company, Specialty Brands Holdings, Inc., was sold. As part of the sale, we received $51 million in cash proceeds, realizing a gain of $35 million offset by a reversal of unrealized appreciation of $38 million. We also expect to receive $3 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2014.

In the second quarter of 2014, our portfolio company, SPL Acquisition Corp., was sold. As part of the sale, we received $192 million in cash proceeds, realizing a gain of $33 million offset by a reversal of unrealized appreciation of $33 million. We also expect to receive $18 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2014. Furthermore, as of June 30, 2014, we accrued an additional $18 million at fair value for additional proceeds contingent upon drug approval by the U.S. Food and Drug Administration and revenue earnout payments after certain milestones are achieved.
In the second quarter of 2014, our portfolio company, CH Holding Corp., was sold. As part of the sale, we received $6 million in cash proceeds, realizing a loss of $50 million offset by a reversal of unrealized depreciation of $49 million. We also expect to receive $1 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2014.
In the first quarter of 2013, our portfolio company, Paradigm Precision Holdings, LLC, was sold. As part of the sale, we received $112 million in cash proceeds, realizing a loss of $30 million partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $13 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2014.
Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross unrealized appreciation of American Capital One Stop Buyouts®	$47	$78	$70	$123
Gross unrealized depreciation of American Capital One Stop Buyouts®	(62)	(64)	(198)	(100)
Gross unrealized appreciation of Sponsor Finance Investments	22	34	26	61
Gross unrealized depreciation of Sponsor Finance Investments	(4)	(14)	(41)	(37)
Net unrealized appreciation of European Capital investment	66	—	130	111
Net unrealized appreciation (depreciation) of European Capital foreign currency translation	2	(6)	2	11
Net unrealized appreciation (depreciation) of ACAM	101	(75)	222	139
Net unrealized appreciation (depreciation) of Structured Products investments	3	(12)	1	(20)
Reversal of prior period net unrealized depreciation upon realization	10	39	8	27
Net unrealized appreciation (depreciation) of portfolio investments	185	(20)	220	315
Foreign currency translation - European Capital	(8)	18	(12)	(20)
Foreign currency translation - other	(4)	2	(4)	—
Derivative agreements and other	(3)	1	(2)	14
Tax benefit (provision)	23	(2)	35	(2)
Net unrealized appreciation (depreciation)	$193	$(1)	$237	$307

See Note 3 to our interim consolidated financial statements in this Form 10-Q for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the three and six months ended June 30, 2014, American Capital One Stop Buyouts® experienced $15 million and $128 million, respectively, of net unrealized depreciation driven by the ACE III transaction and specific company performance. For the three and six months ended June 30, 2013, American Capital One Stop Buyouts® experienced $14 million and $23 million, respectively, of net unrealized appreciation driven primarily by improved company performance, multiple expansion of comparable companies and narrowing investments spreads.
Sponsor Finance Investments
For the three and six months ended June 30, 2014, Sponsor Finance Investments experienced $18 million of net unrealized appreciation and $15 million of net unrealized depreciation, respectively, primarily driven by specific company performance. For the three and six months ended June 30, 2013, Sponsor Finance Investments experienced $20 million and $24 million, respectively, of net unrealized appreciation, respectively, primarily driven by specific company performance.

European Capital
As of June 30, 2014, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $959 million and $827 million, respectively. For the three months ended June 30, 2014, we recognized net unrealized appreciation of $68 million on our investment in European Capital composed of $66 million of unrealized appreciation on our investment and $2 million of unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of European Capital. For the six months ended June 30, 2014, we recognized unrealized appreciation of $132 million on our investment in European Capital composed of $130 million unrealized appreciation on our investment and $2 million of unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of European Capital. For the three months ended June 30, 2013, we recognized net unrealized depreciation of $6 million on our investment in European Capital related to foreign currency translation of the cumulative unrealized depreciation of European Capital. For the six months ended June 30, 2013, we recognized unrealized appreciation of $122 million on our investment in European Capital composed of $111 million unrealized appreciation on our investment and $11 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.
For the three and six months ended June 30, 2014, we recorded unrealized depreciation of $8 million and $12 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $12 million and $16 million for foreign currency translation for the three and six months ended June 30, 2014, respectively). For the three and six months ended June 30, 2013, we recorded unrealized appreciation of $18 million and unrealized depreciation of $20 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $20 million and unrealized depreciation of $20 million for foreign currency translation for the three and six months ended June 30, 2013, respectively).
During the three and six months ended June 30, 2014, the unrealized appreciation on our investment in European Capital of $66 million and $130 million, respectively, excluding unrealized appreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital primarily due to net unrealized appreciation of its investment portfolio. In addition, we received dividends from European Capital of $34 million and $138 million for the three and six months ended June 30, 2014 that was treated as a return of capital. During the six months ended June 30, 2013, the unrealized appreciation on our investment in European Capital of $111 million, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to its NAV.
The following is a summary composition of European Capital’s NAV at fair value and our equity investment’s implied discount to European Capital’s NAV at fair value (€ and $ in millions) as of June 30, 2014, March 31, 2014 and December 31, 2013:

	June 30, 2014	March 31, 2014	December 31, 2013
Debt investments at fair value	€341	€334	€406
Equity investments at fair value	419	371	364
Other assets and liabilities, net	41	71	56
Third-party unsecured debt at cost	(108)	(107)	(107)
NAV (Euros)	€693	€669	€719
Exchange rate	1.37	1.38	1.38
NAV (U.S. dollars)	$949	$923	$992
Fair value of American Capital equity investment	$827	$801	$841
Implied discount to NAV	12.9%	13.2%	15.2%
American Capital Asset Management
ACAM had a cost basis of $189 million and fair value of $925 million as of June 30, 2014. During the three and six months ended June 30, 2014, we recognized $101 million and $222 million of unrealized appreciation, respectively, on our investment in ACAM. The unrealized appreciation on our investment in ACAM for the three and six months ended June 30, 2014 was primarily due to increases in actual and forecasted growth for AGNC and MTGE, multiple expansion and projected fees for managing ACE III. During the three and six months ended June 30, 2013, we recognized unrealized depreciation of $75 million and unrealized appreciation of $139 million, respectively, on our investment in ACAM. The unrealized depreciation on our investment in ACAM for the three months ended June 30, 2013 was primarily due to a reduction in projected management fees for managing AGNC and MTGE. Due in part to the rapid and substantial increase in mortgage spreads relative to similar treasury securities during the second quarter of 2013, the NAV and stock price of two mortgage REITs declined during the quarter. The unrealized appreciation on our investment in ACAM for the six months ended June 30, 2013 was primarily due to increases in the projected management fees for managing AGNC and MTGE due to growth in the equity capital of each company.

Structured Products Investments
American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO and CMBS securities) with a cost basis of $411 million and fair value of $338 million as of June 30, 2014. During the three and six months ended June 30, 2014, we recorded $3 million and $1 million, respectively, of net unrealized appreciation on our Structured Products investments. During the three and six months ended June 30, 2013, we recorded $12 million and $20 million, respectively, of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO portfolio of commercial loans as a result of decreasing spreads on the underlying collateral as investments were nearing the end of their lives.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio, cash and cash equivalents, our four-year $250 million secured revolving credit facility (the “$250 Million Revolving Credit Facility”) and our two-year $750 million secured revolving credit facility (the “$750 Million Revolving Credit Facility”). As of June 30, 2014, we had no loans outstanding under our $250 Million Revolving Credit Facility and $750 Million Revolving Credit Facility.
As of June 30, 2014, we had $135 million of cash and cash equivalents and $130 million of restricted cash and cash equivalents. As of June 30, 2014, our restricted cash and cash equivalents included $100 million of the funded cash collateral on deposit with a custodian under our total return swaps. During the three and six months ended June 30, 2014 and 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments.
As of June 30, 2014, our required principal amortization for the next twelve months consists of $4.5 million scheduled amortization on our secured term loans. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.
Operating, Investing and Financing Cash Flows
For the six months ended June 30, 2014 and 2013, net cash provided by operations was $47 million and $86 million, respectively. Our cash flow from operations for the six months ended June 30, 2014 and 2013 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.
For the six months ended June 30, 2014, net cash used in investing activities was $111 million. For the six months ended June 30, 2013, net cash provided by investing activities was and $167 million, respectively. Our cash flow from investing activities includes cash proceeds from the realization of portfolio investments totaling $850 million and $431 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had portfolio investments totaling $5,511 million at fair value, including $2,289 million in debt investments, $2,884 million in equity investments and $338 million in Structured Products investments. However, a significant amount of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the six months ended June 30, 2014 and 2013, net cash used in financing activities was $116 million and $277 million, respectively. The primary use of cash from financing activities during the six months ended June 30, 2014 was repurchases of our common stock of $137 million. The primary use of cash from financing activities during the six months ended June 30, 2013 was debt payments of $162 million on our asset securitizations and $253 million for repurchases of our common stock.
Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2014, our debt obligations, excluding discounts, were $800 million and our asset coverage was 593%. In our calculation of asset coverage, we are including a notional amount of $374 million for the loans related to our total return swap transactions less $100 million of cash collateral provided. See Note 4 to our interim consolidated financial statements in this Form 10-Q for further discussion of our debt obligations.

The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 22, 2014	$4.5 million
August 21, 2015	$4.5 million
August 22, 2016	$4.5 million
Secured Term Loans Maturity Date (August 22, 2017)	Outstanding Balance
Unsecured Private Notes Maturity Date (September 15, 2018)	Outstanding Balance

Total Return Swaps
American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (the “2012 TRS” and “2012 TRS II”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). The maximum amount of the loans that can be included in the Reference Pool is $400 million (determined at the time each such loan is added to the Reference Pool) and the maximum cash collateral requirement is $100 million. As of June 30, 2014, ACTRS had provided $100 million of cash collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. As of June 30, 2014, the loans in the Reference Pools for the 2012 TRS and the 2012 TRS II had a notional of approximately $374 million.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of June 30, 2014, our NAV was $20.12 per share and our closing market price was $15.29 per share.
During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). During the three months ended March 31, 2014, we repurchased a total of 8.9 million of our common stock in the open market for $137 million at an average price of $15.38 per share. During the three and six months ended June 30, 2013, we repurchased a total of 9.1 million shares and 18.1 million shares, respectively, of our common stock in the open market for $125 million and $253 million at an average price of $13.77 per share and $14.00 per share, respectively. In March 2014, our Board of Directors suspended the Stock Repurchase Program and Dividend Program for an indefinite period. See Note 9 to our interim consolidated financial statements in this Form 10-Q for further discussion of the Stock Repurchase and Dividend Program.
Commitments
As of June 30, 2014, we had commitments under loan and financing agreements to fund up to $220 million to 23 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2014, loans on non-accrual status for 18 portfolio companies had a cost basis and fair value of $299 million and $171 million, respectively.
As of June 30, 2014 and December 31, 2013, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2014	December 31, 2013
Current	$2,101	$1,377
0 - 30 days past due	—	26
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	26
Non-accruing loans at cost	299	287
Total loans at cost	$2,400	$1,690
Non-accruing loans at fair value	$171	$154
Total loans at fair value	$2,289	$1,580
Non-accruing loans at cost as a percent of total loans at cost	12.5%	17.0%
Non-accruing loans at fair value as a percent of total loans at fair value	7.5%	9.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	57.2%	53.7%
Non-accruing loans at cost increased $12 million from December 31, 2013 to June 30, 2014 primarily due to approximately $74 million of loans placed on non-accrual status due to weaker portfolio company performance, partially offset by approximately $16 million of loans removed from non-accrual status due to improved portfolio company performance and $22 million of exits and write-offs. In addition, the cost basis of existing non-accrual loans was reduced by approximately $26 million for reserves of accrued PIK interest.

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
As of June 30, 2014, approximately 17% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 60% were at variable rates with interest rate floors, primarily one-month LIBOR, 2% were at variable rates with no interest rate floors and 21% were on non-accrual status (6% of loans on non-accrual status were at variable rates). Additionally, approximately 57% of our borrowings bear interest at variable rates with a 0.75% interest rate floor and 43% of our borrowings bear interest at fixed rates. The one-month LIBOR rate was 0.2% as of June 30, 2014.
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
Our derivatives are considered economic hedges that do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation and subsequently record the cash payments as a realized gain or loss on the interest settlement date.

Based on our June 30, 2014 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Earnings
Up 400 basis points	$45	$15	$30	$30
Up 300 basis points	$30	$11	$19	$19
Up 200 basis points	$15	$6	$9	$9
Up 100 basis points	$2	$2	$—	$—
Down 100 basis points	$—	$—	$—	$—
Foreign Currency Risks
We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and six months ended June 30, 2014, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $12 million and $16 million, respectively. This was primarily as a result of changes in the Euro and U.S. dollar exchange rates.
As of June 30, 2014, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of June 30, 2014. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $43 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the Investment Company Act of 1940, as amended, and FASB ASC Topic 820, Fair Value Measurements and Disclosures. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2014, the fair value of 83.6% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1.	Credit Agreement, dated as of June 27, 2014, among ACAS Funding I, LLC, as Borrower, the lender parties thereto and Bank of America, N.A., as Administrative Agent, filed herewith.

10.2.	Security Agreement, dated as of June 27, 2014, between ACAS Funding I, LLC, as Borrower, and Bank of America, N.A., as Administrative Agent, filed herewith.

10.3.
Collateral Administration Agreement, dated as of June 27, 2014, among ACAS Funding I, LLC, as Borrower, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Trust Company Americas, as Collateral Administrator, filed herewith.

10.4.	Sale and Participation Agreement, dated as of June 27, 2014, between American Capital, Ltd. and ACAS Funding I, LLC, filed herewith.

†10.5.	Form of 2014 Amended and Restated American Capital Performance Incentive Plan, as adopted June 12, 2014, filed herewith.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Previously filed

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting

Date: August 11, 2014