Form 10-Q
period 2014-09-30
AMERICAN CAPITAL, LTD
filed 2014-11-10
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of October 27, 2014, was 269,668,547.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,962 and $1,338, respectively)	$2,691	$1,085
Affiliate investments (cost of $6 and $302, respectively)	22	282
Control investments (cost of $2,946 and $3,908, respectively)	3,216	3,705
Total investments at fair value (cost of $5,914 and $5,548, respectively)	5,929	5,072
Cash and cash equivalents	464	315
Restricted cash and cash equivalents	186	74
Interest and dividend receivable	37	38
Deferred tax asset, net	434	414
Other	126	96
Total assets	$7,176	$6,009
Liabilities and Shareholders’ Equity
Debt ($5 and $5 due within one year, respectively)	$1,382	$791
Trade date settlement liability	174	15
Other	179	77
Total liabilities	1,735	883
Commitments and contingencies (Note 8)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 269.3 and 274.8 issued and 264.9 and 270.2 outstanding, respectively	3	3
Capital in excess of par value	6,215	6,296
Distributions in excess of net realized earnings	(667)	(774)
Net unrealized depreciation of investments	(110)	(399)
Total shareholders’ equity	5,441	5,126
Total liabilities and shareholders’ equity	$7,176	$6,009
Net Asset Value Per Common Share Outstanding	$20.54	$18.97

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$39	$13	$80	$134
Affiliate investments	(1)	9	(6)	26
Control investments	77	69	195	171
Total interest and dividend income	115	91	269	331
Fee income
Non-Control/Non-Affiliate investments	3	3	9	7
Affiliate investments	3	—	3	1
Control investments	8	12	32	30
Total fee income	14	15	44	38
Total operating revenue	129	106	313	369
Operating Expenses
Interest	14	10	37	32
Salaries, benefits and stock-based compensation	37	34	114	115
General and administrative	12	15	39	42
Total operating expenses	63	59	190	189
Net Operating Income Before Income Taxes	66	47	123	180
Tax provision	(15)	(24)	(41)	(62)
Net Operating Income	51	23	82	118
Net realized gain (loss)
Non-Control/Non-Affiliate investments	10	(76)	44	(91)
Affiliate investments	(24)	—	(32)	10
Control investments	60	2	41	(35)
Foreign currency transactions	(8)	1	(5)	—
Derivative agreements	(44)	2	(42)	(15)
Tax benefit	17	32	19	57
Total net realized gain (loss)	11	(39)	25	(74)
Net unrealized appreciation (depreciation)
Portfolio company investments	135	(5)	355	310
Foreign currency translation	(66)	51	(82)	31
Derivative agreements and other	(11)	2	(13)	16
Tax (provision) benefit	(6)	(33)	29	(35)
Total net unrealized appreciation	52	15	289	322
Total net gain (loss)	63	(24)	314	248
Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$114	$(1)	$396	$366

Net Operating Income Per Common Share
Basic	$0.19	$0.08	$0.31	$0.40
Diluted	$0.18	$0.08	$0.29	$0.38
Net Earnings (Loss) Per Common Share
Basic	$0.43	$(0.00)	$1.48	$1.23
Diluted	$0.41	$(0.00)	$1.41	$1.19
Weighted Average Shares of Common Stock Outstanding
Basic	267.1	286.5	268.0	296.4
Diluted	279.9	286.5	280.6	308.5
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2014	2013
Operations
Net operating income	$82	$118
Net realized gain (loss)	25	(74)
Net unrealized appreciation	289	322
Net earnings	396	366
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	24	22
Repurchase of common stock	(137)	(429)
Stock-based compensation	24	24
Other	8	7
Net decrease in net assets resulting from capital share transactions	(81)	(376)
Total increase (decrease) in net assets	315	(10)
Net assets at beginning of period	5,126	5,429
Net assets at end of period	$5,441	$5,419

Net asset value per common share outstanding	$20.54	$19.54
Common shares outstanding at end of period	264.9	277.3

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net earnings	$396	$366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(260)	(357)
Net realized (gain) loss on investments	(6)	131
Accrued PIK interest and dividends on investments	(46)	(89)
Stock-based compensation	29	24
(Increase) decrease in deferred tax asset, net	(12)	39
Increase in interest and dividend receivable	(8)	(3)
Decrease in other assets	5	13
(Decrease) increase in other liabilities	(8)	11
Other	(1)	1
Net cash provided by operating activities	89	136
Investing Activities
Purchases and originations of investments	(2,332)	(228)
(Repayments) fundings from portfolio company revolving credit facility investments, net	(25)	73
Principal repayments on debt investments	583	393
Proceeds from loan syndications and loan sales	53	4
Payment of accrued PIK notes and dividend and accreted original issue discounts	234	135
Proceeds from equity investments	1,122	117
Increase in cash collateral on total return swaps	(35)	(40)
Other	—	(22)
Net cash (used in) provided by investing activities	(400)	432
Financing Activities
Proceeds from revolving credit facilities	595	—
(Repayments of) proceeds from secured term loan	(5)	24
Proceeds from unsecured borrowings	—	342
Payments on secured borrowings	—	(174)
Payments on notes payable from asset securitizations	—	(178)
Proceeds from issuance of common stock upon exercise of stock options	24	22
Repurchase of common stock	(137)	(429)
(Increase) decrease in debt service escrows	(24)	119
Other	7	8
Net cash provided by (used in) financing activities	460	(266)
Net increase in cash and cash equivalents	149	302
Cash and cash equivalents at beginning of period	315	331
Cash and cash equivalents at end of period	$464	$633

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2014	2013
Per Share Data
Net asset value at beginning of the period	$18.97	$17.84
Net operating income(1)	0.31	0.40
Net realized gain (loss)(1)	0.09	(0.25)
Net unrealized appreciation(1)	1.08	1.08
Net earnings(1)	1.48	1.23
Issuance of common stock from stock compensation plans	(0.15)	(0.14)
Repurchase of common stock	0.17	0.60
Other, net(2)	0.07	0.01
Net asset value at end of period	$20.54	$19.54
Ratio/Supplemental Data
Per share market value at end of period	$14.16	$13.75
Total investment (loss) return(3)	(9.46%)	14.39%
Shares of common stock outstanding at end of period	264.9	277.3
Net assets at end of period	$5,441	$5,419
Average net assets(4)	$5,238	$5,524
Average debt outstanding(5)	$907	$652
Average debt outstanding per common share(1)	$3.38	$2.20
Portfolio turnover rate(6)	49.78%	8.50%
Ratio of operating expenses to average net assets(6)	4.85%	4.57%
Ratio of operating expenses, net of interest expense, to average net assets(6)	3.91%	3.80%
Ratio of interest expense to average net assets(6)	0.94%	0.77%
Ratio of net operating income to average net assets(6)	2.09%	2.86%

(1)	Weighted average basic per share data.

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

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Second Lien Senior Debt(6)	10.0%	N/A	6/19		$16.0	$15.8	$16.2
American Acquisition, LLC(7)	Capital Markets	First Lien Senior Debt(6)	4.1%	15.2%	12/14		2.8	2.8	2.8
Bensussen Deutsch & Associates, LLC	Distributors	First Lien Senior Debt(6)	10.6%	1.4%	9/19		64.4	61.8	61.9
		Common Stock(4)				1,224,089		2.6	2.5
								64.4	64.4
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.5	8.3
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				1,171		1.2	1.7
		Common Units(4)				3,830,068		0.7	—
								1.9	1.7
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.2
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.8
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.6	24.8
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.0	28.8
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(5)(6)	6.5%	3.3%	12/16		15.4	14.0	12.9
		Mezzanine Debt(5)(6)	N/A	11.0%	12/22		2.0	1.8	—
								15.8	12.9
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.9
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.6
		Common Stock Warrants(4)(6)				7,067		—	0.2
								—	0.8
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	19.9
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		2.6	2.6	2.6
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		27.0	26.8	26.9
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	24.9
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.9
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	46.0
		Common Stock(4)(6)				5,000		5.0	5.0
								51.0	51.0
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	7.0
Parkeon S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.3%	N/A	12/17		3.7	3.4	3.2
		Redeemable Preferred Stock(4)(6)				4,358,260		0.4	0.3
								3.8	3.5
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.4
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.4	5.7
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.8
Soil Safe Holdings, LLC	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/16		24.1	24.0	24.6
		Second Lien Senior Debt(6)	10.8%	N/A	6/16		12.7	12.7	12.8
		Mezzanine Debt(6)	12.2%	3.3%	7/16-11/16		45.6	45.4	43.1
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		54.9	18.7	17.2
								100.8	97.7
Sparta Systems, Inc.	IT Services	First Lien Senior Debt(6)	6.3%	1.5%	7/20		25.1	24.8	24.8
		Convertible Preferred Stock(6)				743		0.8	0.8
								25.6	25.6
Survey Sampling International, LLC	Media	Second Lien Senior Debt(6)	9.5%	N/A	6/20		38.8	38.1	38.1
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		28.0	27.7	27.7
Tectum Holdings, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	40.9	40.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	2.5
								43.4	43.4
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	16.6
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	40.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
WRH, Inc.(8)	Life Sciences Tools & Services	Mezzanine Debt(6)	9.4%	5.8%	8/18		94.5	94.3	91.4
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	69.0
		Common Stock(4)(6)				502,144		49.8	—
								345.0	160.4

SENIOR FLOATING RATE LOANS
24 Hour Fitness Worldwide, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	5/21		10.3	10.3	10.2
Accellent Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.5%	N/A	3/21		7.5	7.5	7.3
Acosta Holdco, Inc.	Media	First Lien Senior Debt(6)	5.0%	N/A	9/21		11.0	10.9	11.0
Advantage Sales & Marketing Inc.	Professional Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		12.8	12.8	12.6
		Second Lien Senior Debt(6)	7.5%	N/A	7/22		1.0	1.0	1.0
								13.8	13.6
Aecom Technology Corp(7)	Construction & Engineering	First Lien Senior Debt(6)	3.8%	N/A	9/21		3.5	3.5	3.5
Affinia Group Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	4/20		7.9	8.0	7.9
Akorn, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	5.0
AlixPartners, LLP	Diversified Financial Services	First Lien Senior Debt(6)	4.0%	N/A	7/20		9.5	9.5	9.4
Alliance Laundry Systems LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/18		4.5	4.5	4.5
American Airlines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	6/19		10.0	9.9	9.8
American Renal Holdings Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	8/19		5.0	5.0	4.9
American Tire Distributors, Inc.	Distributors	First Lien Senior Debt(6)	5.8%	N/A	6/18		5.0	5.0	5.0
AmSurg Corp.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	7/21		10.0	10.0	9.9
AmWINS Group, LLC	Insurance	First Lien Senior Debt(6)	5.0%	N/A	9/19		5.0	5.0	5.0
Anchor Glass Container Corporation	Containers & Packaging	First Lien Senior Debt(6)	4.3%	N/A	6/21		7.5	7.5	7.4
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		3.0	3.0	3.0
Aramark Services Inc.(7)	Commercial Services & Supplies	First Lien Senior Debt(6)	3.3%	N/A	9/19-2/21		14.7	14.6	14.4
Ardent Medical Services, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	6.8%	N/A	7/18		0.3	0.3	0.3
ARG IH Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	11/20		5.0	5.0	5.0
Ascensus, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/19		6.0	6.1	6.1
Asurion, LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	5/19		7.4	7.5	7.4
Atlantic Power Limited Partnership(7)	Independent Power and Renewable Electricity Producers	First Lien Senior Debt(6)	4.8%	N/A	2/21		4.6	4.6	4.6
AZ Chem US Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	6/21		9.9	9.9	9.8
Bally Technologies, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	11/20		2.2	2.3	2.2
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		9.8	9.8	9.7
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	First Lien Senior Debt(6)	4.5%	N/A	9/19		5.0	5.0	4.9
Blackboard Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	10/18		5.0	5.0	4.9
Boulder Brands, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.5%	N/A	7/20		7.2	7.2	7.1
Boyd Gaming Corporation(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	8/20		6.6	6.6	6.5
Burlington Coat Factory Warehouse Corporation(7)	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	8/21		4.0	4.0	4.0
BWAY Intermediate Company, Inc.	Containers & Packaging	First Lien Senior Debt(6)	5.5%	N/A	8/20		4.0	4.0	4.0
Camp International Holding Company	Transportation Infrastructure	First Lien Senior Debt(6)	4.8%	N/A	5/19		4.8	4.8	4.8
Capital Automotive L.P.	Real Estate	First Lien Senior Debt(6)	4.0%	N/A	4/19		7.4	7.4	7.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Capital Safety North America Holdings Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	3.8%	N/A	3/21		4.8	4.7	4.7
Capsugel Holdings US, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	8/18		11.8	11.8	11.6
Carecore National, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	3/21		5.0	5.0	5.0
Carros Finance Luxembourg S.A.R.L.(7)	Machinery	First Lien Senior Debt(6)	4.5%	N/A	6/21-9/21		9.0	9.1	8.9
Catalent Pharma Solutions, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	4.5%	N/A	5/21		10.5	10.5	10.4
CCM Merger Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	8/21		5.0	4.9	4.9
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	2/21		7.5	7.4	7.3
Cequel Communications, LLC	Media	First Lien Senior Debt(6)	3.5%	N/A	2/19		7.5	7.5	7.4
Charter Communications Operating, LLC(7)	Media	First Lien Senior Debt(6)	4.3%	N/A	9/21		1.3	1.2	1.2
Checkout Holding Corp.	Media	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	4.9
Chrysler Group LLC(7)	Automobiles	First Lien Senior Debt(6)	3.3%	N/A	12/18		10.0	9.9	9.8
CityCenter Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	10/20		5.5	5.5	5.4
Connolly, LLC	Professional Services	First Lien Senior Debt(6)	5.0%	N/A	5/21		8.9	8.9	8.8
		Second Lien Senior Debt(6)	8.0%	N/A	5/22		1.0	1.0	1.0
								9.9	9.8
Consolidated Communications, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	12/20		5.0	5.0	5.0
CPG International Inc.	Building Products	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.5	7.5	7.4
CPI Buyer, LLC	Trading Companies & Distributors	First Lien Senior Debt(6)	5.5%	N/A	8/21		2.0	2.0	2.0
CPI International Inc.	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	4.3%	N/A	11/17		10.4	10.5	10.4
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	5.3%	N/A	10/19		5.2	5.2	5.1
DAE Aviation Holdings, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.0%	N/A	11/18		3.6	3.6	3.6
Dave & Buster's, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	7/20		7.5	7.5	7.5
Dell International LLC	Technology Hardware, Storage & Peripherals	First Lien Senior Debt(6)	4.5%	N/A	4/20		5.0	5.0	5.0
Del Monte Foods, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	4.7
Dialysis Newco, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	4/21		12.0	12.0	12.0
Dole Food Company, Inc.	Food Products	First Lien Senior Debt(6)	4.5%	N/A	11/18		10.3	10.4	10.2
Doosan Infracore International, Inc.(7)	Machinery	First Lien Senior Debt(6)	4.5%	N/A	5/21		3.0	3.0	3.0
DPX Holdings B.V. (7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		7.0	6.9	6.8
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	11/20		5.0	5.0	4.9
Duff & Phelps Corporation	Capital Markets	First Lien Senior Debt(6)	4.5%	N/A	4/20		7.5	7.5	7.4
Dunkin' Brands, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.2%	N/A	2/21		7.5	7.4	7.3
EFS Cogen Holdings I, LLC	Independent Power and Renewable Electricity Producers	First Lien Senior Debt(6)	3.8%	N/A	12/20		11.7	11.8	11.7
Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Debt(6)	5.8%	N/A	5/21		3.0	3.0	3.0
Emdeon Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	11/18		8.0	8.0	7.9
Emerald Expositions Holding, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	6/20		5.0	5.0	5.0
Entravision Communications Corporation(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	5/20		2.0	2.0	2.0
EquiPower Resources Holdings, LLC	Independent Power and Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	12/18-12/19		5.0	5.0	5.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Evergreen Acqco 1 LP	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	7/19		12.4	12.5	12.3
EWT Holdings III Corp.	Machinery	First Lien Senior Debt(6)	4.8%	N/A	1/21		8.0	8.0	7.9
Fairmount Minerals, Ltd.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	9/19		5.0	5.0	5.0
Ferro Corporation(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	7/21		6.0	6.0	6.0
Filtration Group Corporation	Industrial Conglomerates	First Lien Senior Debt(6)	4.5%	N/A	11/20		7.5	7.5	7.5
First Data Corporation	IT Services	First Lien Senior Debt(6)	4.1%	N/A	3/21		12.4	12.5	12.3
Fitness International, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	5.5%	N/A	7/20		5.0	4.9	5.0
Flexera Software LLC	Software	First Lien Senior Debt(6)	4.5%	N/A	4/20		5.4	5.4	5.4
Fly Funding II S.à r.l.(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	4.5%	N/A	8/19		4.6	4.7	4.6
Flying Fortress Inc.(7)	Capital Markets	First Lien Senior Debt(6)	3.5%	N/A	6/17		5.3	5.3	5.3
FMG Resources (August 2006) Pty LTD(7)	Metals & Mining	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	4.9
Gates Global LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	7/21		15.2	15.0	14.9
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Senior Debt(6)	5.0%	N/A	5/20		4.6	4.6	4.6
Great Wolf Resorts, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	8/20		8.0	8.0	7.9
Grede Holdings LLC	Metals & Mining	First Lien Senior Debt(6)	4.8%	N/A	6/21		2.5	2.5	2.5
Greeneden U.S. Holdings II, LLC	Software	First Lien Senior Debt(6)	4.0%	N/A	2/20		5.0	5.0	4.9
Grosvenor Capital Management Holdings, LLLP	Capital Markets	First Lien Senior Debt(6)	3.8%	N/A	1/21		13.6	13.6	13.5
Guggenheim Partners Investment Management Holdings, LLC	Capital Markets	First Lien Senior Debt(6)	4.3%	N/A	7/20		6.0	6.0	6.0
Hampton Rubber Company	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/21		4.0	4.0	4.0
Harbor Freight Tools USA, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.8%	N/A	7/19		5.6	5.6	5.6
Hearthside Group Holdings, LLC	Food Products	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.5	10.5	10.4
Hemisphere Media Holdings, LLC(7)	Media	First Lien Senior Debt(6)	5.0%	N/A	7/20		0.9	0.9	0.9
HFOTCO LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	8/21		1.0	1.0	1.0
H. J. Heinz Company	Food Products	First Lien Senior Debt(6)	3.5%	N/A	6/20		29.9	29.9	29.6
Hub International Limited	Insurance	First Lien Senior Debt(6)	4.3%	N/A	10/20		5.0	5.0	4.9
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		7.5	7.5	7.4
Ikaria, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	2/21		9.7	9.8	9.7
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		5.0	5.0	5.0
IMS Health Incorporated(7)	Health Care Technology	First Lien Senior Debt(6)	3.5%	N/A	3/21		5.4	5.4	5.3
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	4/21		4.2	4.2	4.2
Infinity Acquisition LLC	Software	First Lien Senior Debt(6)	4.3%	N/A	8/21		5.0	5.0	4.9
Information Resources, Inc.	Professional Services	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.4	7.5	7.5
Inmar, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.9
Intelsat Jackson Holdings S.A.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	4.9
Interactive Data Corporation	Media	First Lien Senior Debt(6)	4.8%	N/A	4/21		8.5	8.5	8.4
Ion Media Networks, Inc.	Media	First Lien Senior Debt(6)	5.0%	N/A	12/20		5.0	5.0	4.9
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	4.5%	N/A	6/21		5.0	5.0	5.0
J.C. Penney Corporation, Inc.(7)	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	6/19		2.0	2.0	2.0
J. Crew Group, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	3/21		7.5	7.5	7.1
Key Safety Systems, Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	8/21		4.3	4.3	4.2
Kindred Healthcare, Inc.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.1%	N/A	4/21		7.4	7.4	7.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
La Frontera Generation, LLC	Independent Power and Renewable Electricity Producers	First Lien Senior Debt(6)	4.5%	N/A	9/20		6.9	6.9	6.8
La Quinta Intermediate Holdings L.L.C.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	4/21		6.9	6.9	6.9
Landmark Aviation FBO Canada, Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		0.2	0.2	0.2
Landslide Holdings, Inc.	Software	First Lien Senior Debt(6)	5.0%	N/A	2/20		7.4	7.4	7.4
Learning Care Group (US) No. 2 Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	5.5%	N/A	5/21		3.7	3.7	3.7
Leonardo Acquisition Corp.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.3%	N/A	1/21		10.5	10.5	10.3
Libbey Glass Inc.(7)	Household Durables	First Lien Senior Debt(6)	3.8%	N/A	4/21		4.5	4.5	4.5
Liberty Cablevision of Puerto Rico LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	1/22		5.0	5.0	5.0
LM U.S. Member LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		4.8	4.8	4.8
Maple Hill Acquisition LLC	Containers & Packaging	First Lien Senior Debt(6)	4.5%	N/A	9/21		3.0	3.0	3.0
MCC Iowa LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	1/20-6/21		14.3	14.3	14.0
McJunkin Red Man Corporation(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	5.0%	N/A	11/19		5.0	5.0	5.0
Mediacom Illinois, LLC	Media	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.5	7.5	7.4
Metaldyne, LLC	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	12/18		7.5	7.5	7.5
Michaels Stores, Inc.	Specialty Retail	First Lien Senior Debt(6)	3.8%	N/A	1/20		15.0	15.0	14.7
Midas Intermediate Holdco II, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		1.8	1.8	1.8
Millennium Health, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	4/21		15.0	15.1	14.9
Minerals Technologies Inc.(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	5/21		2.9	2.9	2.9
Mirror Bidco Corp.(7)	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/19		7.9	7.9	7.8
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.4	9.5	9.4
Mitel US Holdings, Inc.(7)	Communications Equipment	First Lien Senior Debt(6)	5.3%	N/A	1/20		2.3	2.3	2.3
Moneygram International, Inc.(7)	IT Services	First Lien Senior Debt(6)	4.3%	N/A	3/20		5.0	4.9	4.9
MPH Acquisition Holdings LLC	Health Care Providers & Services	First Lien Senior Debt(6)	4.0%	N/A	3/21		11.8	11.7	11.5
Murray Energy Corporation	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	12/19		3.0	3.0	3.0
National Financial Partners Corp.	Insurance	First Lien Senior Debt(6)	4.5%	N/A	7/20		5.0	5.0	5.0
National Surgical Hospitals, Inc	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	8/19		5.5	5.5	5.5
Numericable U.S. LLC(7)	Media	First Lien Senior Debt(6)	4.5%	N/A	5/20		4.0	4.0	4.0
NVA Holdings, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		7.5	7.5	7.5
Onex Carestream Finance LP	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	6/19		12.3	12.4	12.3
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		5.0	5.0	5.0
Orion Engineered Carbons Holdings GmbH(7)	Chemicals	First Lien Senior Debt(6)	5.0%	N/A	7/21		1.0	1.0	1.0
Ortho-Clinical Diagnostics S.A.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	6/21		12.3	12.4	12.2
OSG BULK SHIPS, INC.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/19		8.7	8.8	8.7
OSP Group, Inc.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.5%	N/A	3/21		12.5	12.5	12.4
Oxbow Carbon LLC	Metals & Mining	First Lien Senior Debt(6)	4.3%	N/A	7/19		5.0	5.0	5.0
P2 Lower Acquisition, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	10/20		1.9	1.9	1.9
Party City Holdings Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	7/19		7.7	7.6	7.5
Peabody Energy Corporation(7)	Metals & Mining	First Lien Senior Debt(6)	4.3%	N/A	9/20		7.5	7.5	7.3
Penn Engineering & Manufacturing Corp.	Building Products	First Lien Senior Debt(6)	4.5%	N/A	8/21		6.5	6.5	6.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Performance Food Group, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	6.3%	N/A	11/19		4.0	4.0	4.0
Petroleum GEO-Services ASA(7)	Energy Equipment & Services	First Lien Senior Debt(6)	3.3%	N/A	3/21		5.0	4.9	4.8
Pharmaceutical Product Development, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.0%	N/A	12/18		25.3	25.4	25.1
PharMEDium Healthcare Corporation	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.8
Phillips-Medisize Corporation	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.8%	N/A	6/21		6.1	6.1	6.0
Pinnacle Foods Finance LLC(7)	Food Products	First Lien Senior Debt(6)	3.3%	N/A	4/20		14.3	14.2	14.1
Planet Fitness Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	3/21		3.4	3.4	3.4
Post Holdings Inc.(7)	Food Products	First Lien Senior Debt(6)	3.8%	N/A	6/21		8.0	8.0	7.9
PQ Corporation	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	8/17		5.0	5.0	4.9
Presidio, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	3/17		4.6	4.7	4.6
Quikrete Holdings, Inc.	Construction Materials	First Lien Senior Debt(6)	4.0%	N/A	9/20		9.6	9.6	9.5
Quintiles Transnational Corp.(7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	3.8%	N/A	6/18		3.0	3.0	2.9
Renaissance Learning, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		10.0	10.0	9.8
Road Infrastructure Investment, LLC	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	3/21		12.4	12.4	12.1
Ruby Western Pipeline Holdings, LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	3.5%	N/A	3/20		17.2	17.2	17.1
Sabre GLBL Inc.(7)	Software	First Lien Senior Debt(6)	4.0%	N/A	2/19		7.5	7.5	7.4
Scientific Games International Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	6.0%	N/A	9/21		4.0	4.0	3.9
Sears Roebuck Acceptance Corp.(7)	Multiline Retail	First Lien Senior Debt(6)	5.5%	N/A	6/18		5.0	5.0	4.9
Securus Technologies Holdings, Inc.	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.8%	N/A	4/20		5.0	5.0	4.9
Sedgwick Claims Management Services, Inc.	Insurance	First Lien Senior Debt(6)	3.8%	N/A	3/21		10.0	9.8	9.7
		Second Lien Senior Debt(6)	6.8%	N/A	2/22		5.0	5.0	4.9
								14.8	14.6
Seminole Hard Rock Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.5%	N/A	5/20		5.9	5.9	5.8
Serta Simmons Holdings, LLC	Household Durables	First Lien Senior Debt(6)	4.3%	N/A	10/19		6.9	6.9	6.8
Seventy Seven Operating LLC(7)	Energy Equipment & Services	First Lien Senior Debt(6)	3.8%	N/A	6/21		2.0	2.0	2.0
Ship Luxco 3 S.a.r.l(7)	IT Services	First Lien Senior Debt(6)	4.8%	N/A	11/19		5.0	5.0	5.0
Sinclair Television Group, Inc.(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	7/21		4.0	4.0	3.9
Southcross Energy Partners, L.P.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/21		1.0	1.0	1.0
Southcross Holdings Borrower L.P.	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	6.0%	N/A	8/21		1.0	1.0	1.0
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		20.3	20.3	20.1
Spectrum Brands, Inc(7)	Household Products	First Lien Senior Debt(6)	3.5%	N/A	9/19		1.2	1.2	1.2
Spin Holdco Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	11/19		7.4	7.5	7.3
Standard Aero Limited(7)	Aerospace & Defense	First Lien Senior Debt(6)	5.0%	N/A	11/18		1.4	1.4	1.4
Star West Generation LLC	Independent Power and Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	3/20		2.0	2.0	2.0
Station Casinos LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	3/20		7.7	7.7	7.6
Steinway Musical Instruments, Inc.	Leisure Products	First Lien Senior Debt(6)	4.8%	N/A	9/19		5.0	5.0	5.0
STHI Holding Corp.	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.5%	N/A	8/21		7.0	7.0	6.9
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	2.0
Syniverse Holdings, Inc.	Wireless Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	4/19		10.0	10.0	9.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Tallgrass Operations, LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	11/18		3.3	3.3	3.3
The Brickman Group Ltd. LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	4.0%	N/A	12/20		5.0	5.0	4.9
The Goodyear Tire & Rubber Company(7)	Auto Components	Second Lien Senior Debt(6)	4.8%	N/A	4/19		7.5	7.5	7.5
The Hillman Group, Inc.	Machinery	First Lien Senior Debt(6)	4.5%	N/A	6/21		9.0	9.0	8.9
The Kenan Advantage Group, Inc.	Road & Rail	First Lien Senior Debt(6)	3.8%	N/A	6/16		4.9	5.0	4.9
The Men’s Wearhouse, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.0	10.1	10.0
The Neiman Marcus Group Inc.	Multiline Retail	First Lien Senior Debt(6)	4.3%	N/A	10/20		5.0	5.0	4.9
The Servicemaster Company, LLC(7)	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		5.5	5.5	5.4
The SI Organization, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.8%	N/A	11/19		4.0	3.9	4.0
TI Group Automotive Systems, L.L.C.(7)	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	7/21		7.5	7.4	7.4
TMS International Corp.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	10/20		12.8	12.9	12.8
TNS, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	2/20		4.0	4.0	3.9
TPF II LC, LLC	Independent Power and Renewable Electricity Producers	First Lien Senior Debt(6)	5.5%	N/A	9/21		2.0	2.0	2.0
Trans Union LLC	Professional Services	First Lien Senior Debt(6)	4.0%	N/A	4/21		15.0	15.0	14.8
TransDigm Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.5	7.4	7.4
TransFirst Holdings, Inc.	IT Services	First Lien Senior Debt(6)	4.3%	N/A	12/17		12.6	12.6	12.5
Travelport Finance (Luxembourg) S.à r.l.(7)	Internet Software & Services	First Lien Senior Debt(6)	6.0%	N/A	9/21		4.0	4.0	4.0
TWCC Holding Corp.	Media	First Lien Senior Debt(6)	3.5%	N/A	2/17		5.0	4.9	4.9
		Second Lien Senior Debt(6)	7.0%	N/A	6/20		5.0	5.0	4.9
								9.9	9.8
United Air Lines, Inc. (7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	9/21		8.0	7.9	7.9
Univision Communications Inc.	Media	First Lien Senior Debt(6)	4.3%	N/A	2/20		5.0	5.0	4.9
USIC Holdings, Inc.	Construction & Engineering	First Lien Senior Debt(6)	4.0%	N/A	7/20		10.0	9.9	9.8
USI, Inc.	Insurance	First Lien Senior Debt(6)	4.3%	N/A	12/19		8.5	8.5	8.3
U.S. Renal Care, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	7/19		8.0	8.0	7.9
Valeant Pharmaceuticals International, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.8%	N/A	2/19		8.7	8.7	8.6
VWR Funding, Inc.	Distributors	First Lien Senior Debt(6)	3.4%	N/A	4/17		10.0	9.9	9.8
Wastequip, LLC	Machinery	First Lien Senior Debt(6)	5.5%	N/A	8/19		5.0	5.0	5.0
WaveDivision Holdings, LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	10/19		7.5	7.5	7.3
WideOpenWest Finance, LLC	Media	First Lien Senior Debt(6)	4.8%	N/A	4/19		5.0	5.0	5.0
Wilsonart LLC	Building Products	First Lien Senior Debt(6)	4.0%	N/A	10/19		5.0	5.0	4.9
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	12/19		7.1	7.1	7.1
XO Communications, LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		7.5	7.5	7.4
Yankee Cable Acquisition, LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	2/20-3/20		10.5	10.5	10.4
Yonkers Racing Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	8/19		4.9	4.9	4.3
Zayo Group LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	7/19		5.0	5.0	4.9

CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	1.4
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.6	1.7
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	17.5	7.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		20.8	7.8	1.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		25.2	—	1.7
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	3.0	1.4
Wachovia Bank Commercial Mortgage Trust 2005-C22(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.4%	N/A	3/16		15.0	1.1	1.7
Wachovia Bank Commercial Mortgage Trust 2006-C24(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	3/16		15.0	1.0	2.5
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.9	12.3	5.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	2.9

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.0
		Subordinated Notes(6)			4/21		25.9	9.9	14.5
								18.3	22.5
ACAS CLO 2013-2, Ltd.(7)		Subordinated Notes(6)			10/25		8.0	7.3	6.9
Apidos CLO XIV(7)		Income Notes(6)			4/25		8.1	7.5	7.9
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		34.0	32.9	32.3
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	10.9	8.6
Ares XXIX CLO Ltd.(7)		Subordinated Notes(6)			4/26		7.3	7.0	7.0
Avalon Capital Ltd. 3(7)		Preferred Securities(4)(6)			2/19	13,796		3.7	—
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	23.0	23.0
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	7.4	11.1
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		5.6	5.0	5.3
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		2.3	1.9	1.9
Carlyle Global Market Strategies CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			9/26		14.6	13.0	13.0
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	9.3	28.0
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	3.1	3.5
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		5.3	4.8	4.8
Centurion CDO 8 Limited(7)		Subordinated Notes(6)			3/17		5.0	0.3	0.1
Champlain CLO(7)		Preferred Securities(4)(6)			6/16	1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/15	360		1.9	0.3
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		15.4	3.8
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 31 Senior Loan Fund(7)		Subordinated Notes(6)			3/26		2.3	2.1	2.1
Eaton Vance CDO X plc(7)		Secured Subordinated Income Notes(6)			2/27		15.0	11.4	9.7
Essex Park CDO Ltd.(7)		Preferred Securities(6)			9/16	5,750,000		0.7	—
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.6
		Subordinated Securities(6)			9/19	15,000		7.0	4.1
								8.5	5.7
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	2.2	2.2
GoldenTree Loan Opportunities IX, Limited(7)		Preferred Securities(4)(6)			3/15	12,500,000		50.0	50.0
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.2	1.2
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		26.4	28.8	23.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LightPoint CLO IV, LTD(7)		Income Notes(6)			4/18		6.7	8.5	4.8
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	3.0	2.8
Magnetite VIII, Limited(7)		Subordinated Notes(6)			5/26		6.7	6.7	6.4
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	8.3	3.7
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.4	2.4
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		3.4	4.7
Och-Ziff VIII, Ltd.(7)		Subordinated Notes(6)			9/26		16.0	14.7	14.7
Octagon Investment Partners VII, Ltd.(7)		Preferred Securities(4)(6)			12/16	5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)		Subordinated Notes(6)			1/24		4.5	3.4	3.9
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	22.1	23.3
Octagon Investment Partners XX, Ltd.(7)		Subordinated Notes(6)			8/26		2.5	2.4	2.4
Octagon Loan Funding, Ltd.(7)		Subordinated Notes(6)			9/26		4.0	3.5	3.5
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	14.3	12.1
THL Credit Wind River 2014-1 CLO Ltd.(7)		Subordinated Notes(6)			4/26		12.0	11.7	11.3
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.3	7.9
Voya CLO 2014-2, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	9.7	9.2
Subtotal Non-Control / Non-Affiliate Investments (45% of total investments at fair value)								$2,962.4	$2,691.3

AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				1,165,930		$—	$9.9
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				4,213		—	3.8
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	3.2
		Common Units(4)				350,000		0.3	0.9
								3.5	4.1
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.1	4.2
Subtotal Affiliate Investments (1% of total investments at fair value)								$5.6	$22.0

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$8.4	$3.7	$4.5
		Common Stock(6)				100%		13.7	25.9
								17.4	30.4
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		362.7	1,098.5
								395.7	1,131.5
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		79.5	25.1
		Common Stock(4)(6)				197,161		18.2	—
		Common Stock Warrants(4)(6)				136,183		9.9	—
								107.6	25.1
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.4	20.3	20.4
		Membership Units(4)(6)				106,911		30.3	21.2
								50.6	41.6
BMR Energy LLC	Independent Power and Renewable Electricity Producers	Preferred Units(6)				3,426		3.5	3.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	8.0%	N/A	12/15-10/19		25.4	25.2	25.4
		Second Lien Senior Debt(6)	8.0%	N/A	10/20		288.3	285.8	288.3
		Convertible Preferred Stock(4)(6)				243,642		144.6	42.2
								455.6	355.9
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	First Lien Senior Debt(6)	N/A	8.0%	11/14-3/15		7.8	7.8	7.8
		Convertible Preferred Stock(4)(6)				143,896,948		13.5	4.9
								21.3	12.7
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				57,940,360		43.8	0.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Dyno Holding Corp.	Auto Components	First Lien Senior Debt(6)	8.9%	2.2%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.3%	11/16		34.3	25.5	12.7
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	47.9
ECA Medical Instruments	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		9.1	9.0	9.1
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.9	17.9	17.9
		Common Stock(4)(6)				583		11.1	5.0
								38.0	32.0
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		20.6	16.7
		Redeemable Preferred Stock(4)(6)				21,113		9.0	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								43.8	16.7
European Capital Limited(7)(9)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		824.3	678.3
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		46.9	46.5	46.9
		Common Membership Units(4)(6)				58,297		44.6	20.8
								91.1	67.7
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.6%	1/16		42.5	42.5	42.5
Fosbel Holding, Inc.	Commercial Services & Supplies	Mezzanine Debt(6)	N/A	17.0%	10/18		9.4	9.4	9.4
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		43.7	19.1	11.5
								28.5	20.9
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	8.1%	1/19		33.1	27.6	11.5
Future Food, Inc.	Food Products	First Lien Senior Debt(5)(6)	8.0%	N/A	3/15		1.6	0.9	1.9
		Common Stock(4)(6)				64,917		12.9	—
								13.8	1.9
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		6.4	6.4	6.4
		Convertible Preferred Stock(6)				4,000		4.4	6.4
		Common Stock(4)(6)				100%		12.6	1.6
								23.4	14.4
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	—%	12.0%	12/14		17.8	15.0	15.1
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								21.6	15.1
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	3/15		39.1	34.3	33.4
		Convertible Preferred Stock(4)(6)				12,811,818		2.6	—
		Common Stock(4)(6)				22,416,432		6.4	—
								43.3	33.4
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt(6)	N/A	6.0%	2/15		8.1	8.1	8.1
		Membership Unit(4)(6)				1		19.0	28.8
								27.1	36.9
Hollyhock Limited(7)	Independent Power and Renewable Electricity Producers	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	9.3
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.2	7.1
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.9	23.9	23.9
		Redeemable Preferred Stock(6)				2,485		2.2	2.2
		Convertible Preferred Stock(4)(6)				51,351		29.9	24.9
								56.0	51.0
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	12/15		10.3	8.4	5.5
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/15		6.2	3.2	—
		Common Stock(4)(6)				860,189		0.1	—
								11.7	5.5
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.9%	11.1%	12/17		65.1	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				87,838		55.1	71.4
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	12/15		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	12/16		13.7	13.7	13.7
		Mezzanine Debt(5)(6)	N/A	19.0%	12/16		23.9	11.0	11.2
		Common Stock(4)(6)				367,881		4.2	—
								30.3	26.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	6/17		16.9	14.4	16.9
		Common Stock(4)(6)				458,596		23.6	18.6
		Common Stock Warrants(4)(6)				56,372		2.9	2.3
								40.9	37.8
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(6)	N/A	12.0%	1/15-12/15		15.2	15.0	12.7
		First Lien Senior Debt(5)(6)	N/A	12.0%	12/15		9.4	7.5	—
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								30.1	12.7
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.8%	N/A	10/16-7/17		20.5	20.4	20.5
		Convertible Preferred Stock(6)				38,723,509		5.4	5.3
		Common Stock(4)(6)				97,540		0.1	—
								25.9	25.8
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	80.2
		Common Stock(6)				150		0.2	0.8
								15.0	81.0
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		34.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	Mezzanine Debt(6)	N/A	15.1%	6/16		49.1	33.6	49.3
		Redeemable Preferred Stock(6)				2,556		42.5	91.8
								76.1	141.1
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	3/15		9.3	5.7	3.6
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								10.6	3.6
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		56.3	80.1
		Common Stock(4)(6)				175,853		11.3	—
								67.6	80.1

CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		6.0	0.7
Subtotal Control Investments (54% of total investments at fair value)								$2,946.3	$3,216.0
Total Investment Assets								$5,914.3	$5,929.3

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$3.7
Subtotal Derivative Assets						$—	$3.7

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(3.4)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(3.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.1)
Citibank, N.A.	Total Return Swaps		12/14	2	390.7	—	(5.1)
American Capital Equity III, LP(8)	WRH, Inc. Equity Option		4/15	1		—	(45.7)
Subtotal Derivative Liabilities						$—	$(58.3)
Total Derivative Agreements, Net						$—	$(54.6)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2014 (unaudited) (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
Fidelity Institutional Money Market Fund	$35.0	$35.0
BofA Funds Series Trust - BofA Money Market Reserves	35.0	35.0
Dreyfus Institutional Cash Advantage Fund	30.0	30.0
Wells Fargo Advantage Heritage Money Market Fund	30.0	30.0
Total Money Market Funds	$130.0	$130.0

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(8)	For further discussion on the WRH, Inc. Equity Option, see Note 12 to our interim consolidated financial statements in this Form 10-Q.

(9)
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), European Capital Limited has one unconsolidated portfolio company in which our proportionate share of their investment in the portfolio company, FB Raphael 1 Limited, exceeds 5% of our shareholders’ equity as of September 30, 2014. Below is a list of the securities and its values in Euros as of September 30, 2014 for European Capital’s investment in FB Raphael 1 Limited, which is located in the UK with an industry of Household Products:

Investments	Shares/ Warrants	Principal	Cost	Fair Value
Preferred Stock		€112.5	€128.4	€122.6
Common Stock	67,725		0.1	132.5
Warrants	4,058		—	7.9
			€128.5	€263.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aderant North America, Inc.	Software	Second Lien Senior Debt(6)	10.0%	N/A	6/19		$16.0	$15.8	$16.2
Air Distribution Technologies Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	5/20		7.0	6.9	7.2
American Acquisition, LLC(7)	Capital Markets	First Lien Senior Debt(6)	3.3%	16.1%	6/14		5.4	5.4	5.3
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.2	8.4
CAMP International Holding Co.	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	12/19		15.0	15.0	15.0
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	2.0
CIBT Investment Holdings, LLC	Commercial Services & Supplies	Common Stock(4)(6)				13,381		8.9	18.3
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	9/19		12.5	12.3	12.7
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.7%	3.3%	12/16		15.0	15.0	15.7
		Mezzanine Debt(6)	N/A	11.0%	12/22		1.9	1.9	1.5
								16.9	17.2
Digital Insight Corporation	Internet Software & Services	Second Lien Senior Debt(6)	8.8%	N/A	10/20		5.0	5.0	5.0
Easton Bell Sports, LLC	Leisure Products	Redeemable Preferred Stock				1,171		2.4	2.1
		Common Units(4)				3,830,068		0.7	—
								3.1	2.1
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.5%	11/14		46.6	46.6	46.6
		Redeemable Preferred Stock(6)				919		2.0	2.0
		Convertible Preferred Stock(4)(6)				861,364		21.0	15.2
								69.6	63.8
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.1
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		3.5	3.5	3.5
Mitchell International, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	6.9
Net1 Las Colinas Manager, LLC	Real Estate	Second Lien Senior Debt(5)(6)	7.7%	N/A	10/15		1.7	1.6	0.7
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.2
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.3	5.3
Renaissance Learning, Inc.	Software	Second Lien Senior Debt(6)	8.8%	N/A	5/21		15.0	14.8	14.8
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				3.5%		—	0.5
Soil Safe Holdings, LLC	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/16		25.7	25.6	25.7
		Second Lien Senior Debt(6)	10.8%	N/A	6/16		12.7	12.7	13.0
		Mezzanine Debt(6)	12.3%	3.3%	7/16-11/16		44.5	44.3	44.4
		Mezzanine Debt(5)(6)	N/A	17.5%	8/17		48.1	45.3	41.7
								127.9	124.8
SPL Acquisition Corp.	Pharmaceuticals	Second Lien Senior Debt(6)	11.0%	N/A	3/15		45.5	45.4	45.5
		Mezzanine Debt(6)	12.0%	3.3%	6/15-6/16		59.0	58.8	59.0
		Convertible Preferred Stock(6)				84,043		71.3	71.3
		Common Stock(4)(6)				84,043		—	47.5
								175.5	223.3
Survey Sampling International, LLC	Media	Second Lien Senior Debt(6)	9.5%	N/A	6/20		51.3	50.3	50.3
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		28.0	27.7	27.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.9
								3.9	3.0
W3 CO.	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	17.3
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	39.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.6%	5.6%	8/18		90.6	90.3	90.3
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	27.2
		Common Stock(4)(6)				502,144		49.9	—
								341.1	117.5

CMBS INVESTMENTS
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.7	1.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	18.0	5.1
COBALT CMBS Commercial Mortgage Trust 2007-C3(7)	Real Estate	Commercia1 Mortgage Pass-Through Certificates(4)(6)	5.2%	N/A	10/17		0.2	0.2	0.1
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	8/17		20.8	10.1	1.6
GS Mortgage Securities Trust 2007-GG10(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)	5.8%	N/A	6/17		15.0	—	0.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		136.1	8.4	5.7
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	5.0	1.2
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.7	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		38.9	10.2	1.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	2.4
Wachovia Bank Commercial Trust 2006-C28(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	11/16		0.5	0.5	0.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.0
		Subordinated Notes(6)			4/21		25.9	10.9	17.2
								19.3	25.2
ACAS CLO 2013-2, Ltd(7)		Subordinated Notes(6)			10/25		8.0	8.1	8.1
ACAS CLO 2014-1, Ltd(7)		Subordinated Notes(6)			7/14		20.0	20.0	20.0
APIDOS CLO XIV(7)		Subordinated Notes(6)			4/25		3.6	3.4	3.4
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	13.1	12.7
Ares VIII CLO, Ltd.(7)		Preference Shares(4)(6)			2/16	6,241		3.7	—
Avalon Capital Ltd. 3(7)		Preferred Securities(6)			2/19	13,796		3.9	0.2
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	7.8	12.3
BALLYROCK CLO 2006-2 LTD.(7)		Deferrable Notes(6)			1/26		2.0	1.7	1.9
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		5.6	5.1	5.1
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		2.3	2.3	2.3
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	10.4	21.4
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	3.8	3.8
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		2.3	2.1	2.1
Centurion CDO 8 Limited(7)		Subordinated Notes(6)			3/17		5.0	2.6	2.4
Champlain CLO(7)		Preferred Securities(4)(6)			6/16	1,000,000		0.4	0.1
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/15	360		2.0	0.4
CoLTs 2005-2 Ltd.(7)		Preference Shares(6)			12/18	34,170,000		19.5	6.2
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		5.9	0.1
Eaton Vance CDO X plc(7)		Secured Subordinated Income Notes(6)			2/27		15.0	11.8	10.2
Essex Park CDO Ltd.(7)		Preferred Securities(6)			9/16	5,750,000		4.4	3.2
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.4	1.6
		Subordinated Securities(6)			9/19	15,000		7.4	7.4
								8.8	9.0
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.9	0.5
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	2.1	2.1
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		28.6	28.7	28.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LightPoint CLO IV, LTD(7)		Income Notes(6)			4/18		6.7	7.6	4.3
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	3.5	4.9
LightPoint CLO VIII, Ltd.(7)		Deferrable Notes(6)			7/18		7.0	6.7	7.1
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	8.6	5.4
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.6	2.6
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		3.7	5.6
Octagon Investment Partners VII, Ltd.(7)		Preferred Securities(4)(6)			12/16	5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)		Subordinated Notes(6)			1/24		4.5	3.8	4.2
Octagon XIX CLO Warehouse(7)		Subordinated Notes(4)(6)			12/16		15.0	15.0	15.0
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	14.1	14.8
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.5	9.1
Subtotal Non-Control / Non-Affiliate Investments (21% of total investments at fair value)								$1,338.0	$1,085.4

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	10.5%	0.8%	3/14		$6.4	$6.4	$6.5
		Redeemable Preferred Stock(6)				859		2.4	2.5
		Common Stock(4)(6)				3,061		5.0	13.7
								13.8	22.7
Egenera, Inc.	Technology Hardware, Storage & Peripherals	Mezzanine Debt(5)	N/A	15.0%	3/14		5.9	3.2	—
		Common Stock(4)(6)				8,569,905		25.4	—
								28.6	—
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible First Lien Senior Debt(6)	N/A	20.2%	1/14		26.8	26.8	26.7
		Convertible Preferred Stock(4)(6)				5,592,367		9.0	—
		Common Stock(4)(6)				131,315		0.1	—
								35.9	26.7
IS Holdings I, Inc.	Software	Common Stock(6)				1,165,930		—	13.5
Neways Holdings, L.P.	Personal Products	First Lien Senior Debt(6)	11.5%	N/A	8/17		26.7	26.5	22.0
		Second Lien Senior Debt(5)(6)	N/A	16.0%	2/18		12.1	8.9	3.4
		Common Units(4)(6)				11.3%		9.5	—
								44.9	25.4
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				4,213		—	3.4
Qualitor Component Holdings, LLC	Auto Components	Redeemable Preferred Units(4)				3,150,000		3.2	2.1
		Common Units(4)				350,000		0.4	—
								3.6	2.1
The Tensar Corporation	Construction & Engineering	Second Lien Senior Debt(6)	11.9%	3.4%	10/15		105.1	104.2	106.0
		Convertible Preferred Stock(6)				12,135,088		66.9	79.2
		Common Stock Warrants(4)				8,563,949		1.3	—
								172.4	185.2
WFS Holding, LLC	Software	Preferred Membership Units				20,403,772		2.3	2.6
Subtotal Affiliate Investments (6% of total investments at fair value)								$301.5	$281.6

CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$7.5	$3.7	$3.3
		Common Stock(6)				100%		11.1	23.7
								14.8	27.0
Affordable Care Holding Corp.	Health Care Providers & Services	Convertible Preferred Stock(6)				81,087		70.3	138.2
		Common Stock(4)(6)				20,139,669		15.7	32.6
								86.0	170.8
American Capital Asset Management, LLC	Capital Markets	Senior Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		322.8	836.5
								355.8	869.5
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,805,008		78.2	30.2
		Common Stock(4)(6)				128,681		10.8	—
		Common Stock Warrants(4)(6)				204,663		17.3	—
								106.3	30.2
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.1	19.9	20.1
		Membership Units(4)(6)				100,000		28.9	17.8
								48.8	37.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Mezzanine Debt(6)	12.0%	2.0%	8/20		12.6	12.4	12.6
		Convertible Preferred Stock(6)				145,316		26.1	59.4
		Common Stock(4)(6)				13,031		1.8	5.0
								40.3	77.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	0.1
CH Holding Corp.	Leisure Products	Second Lien Senior Debt(5)(6)	—%	7.2%	5/14		21.3	14.0	4.5
		Redeemable Preferred Stock(4)(6)				21		42.7	—
								56.7	4.5
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	8.0%	N/A	12/15-10/19		—	(0.2)	—
		Second Lien Senior Debt(6)	8.0%	N/A	10/20		288.3	285.6	288.3
		Convertible Preferred Stock(4)(6)				243,642		144.6	104.3
								430.0	392.6
CMX Inc.	Construction & Engineering	First Lien Senior Debt(5)(6)	3.4%	N/A	2/14		4.5	4.4	—
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	First Lien Senior Debt(6)	N/A	8.0%	2/14		5.4	5.4	5.4
		Convertible Preferred Stock(4)(6)				77,504,840		13.6	8.0
								19.0	13.4
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				57,940,360		44.2	0.9
Dyno Holding Corp.	Auto Components	First Lien Senior Debt(6)	9.1%	2.1%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.2%	11/16		33.2	25.5	12.3
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								111.2	47.5
ECA Medical Instruments	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		5.8	5.8	5.8
		Mezzanine Debt(6)	13.0%	3.5%	7/16		17.4	17.4	17.4
		Common Stock(4)(6)				583		11.1	5.0
								34.3	28.2
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		24.1	22.1
		Redeemable Preferred Stock(4)(6)				21,113		8.9	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,078,792		13.1	—
								47.2	22.1
European Capital Limited(7)(8)	Diversified Financial Services	Ordinary Shares(4)(6)				100%		1,092.8	841.0
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		45.8	45.4	45.8
		Common Membership Units(4)(6)				58,297		44.5	16.8
								89.9	62.6
FL Acquisitions Holdings, Inc.	Technology Hardware, Storage & Peripherals	First Lien Senior Debt(6)	8.2%	N/A	12/15		41.9	41.9	41.9
		Mezzanine Debt(5)(6)	4.1%	16.3%	12/15		83.2	35.9	15.1
		Redeemable Preferred Stock(4)				583,000		0.6	—
		Common Stock(4)(6)				129,514		15.6	—
								94.0	57.0
Fosbel Holding, Inc.	Commercial Services & Supplies	Mezzanine Debt(6)	17.0%	N/A	10/18		7.4	7.4	7.4
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		38.4	19.1	7.7
								26.5	15.1
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	8.0%	1/19		28.2	24.6	10.2
Future Food, Inc.	Food Products	First Lien Senior Debt(5)(6)	8.0%	N/A	3/14		1.7	1.7	1.5
		Common Stock(4)(6)				64,917		12.9	—
		Common Stock Warrants(4)(6)				6,500		1.3	—
								15.9	1.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		6.9	6.9	7.1
		Convertible Preferred Stock(6)				4,000		3.7	10.1
		Common Stock(4)(6)				100%		12.6	2.6
								23.2	19.8
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	—%	12.0%	12/14		16.3	9.8	10.7
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								16.4	10.7
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	Membership Unit(4)(6)				1		13.0	22.8
Hollyhock Limited(7)	Independent Power and Renewable Electricity Producers	Common Stock(4)(6)				12,000,000		12.0	11.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	7.1
Mirion Technologies, Inc.	Electrical Equipment	Convertible Preferred Stock(6)				313,327		64.5	125.5
		Common Stock(4)(6)				55,290		5.5	9.3
		Common Stock Warrants(4)(6)				222,414		18.6	37.3
								88.6	172.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		0.8	7.0
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		23.7	23.7	23.7
		Redeemable Preferred Stock(6)				2,485		2.0	2.0
		Convertible Preferred Stock(6)				51,351		28.8	30.1
		Common Stock(4)				64,546		—	1.4
								54.5	57.2
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	12/15		10.3	8.9	5.8
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/15		5.4	3.2	—
		Common Stock(4)(6)				860,189		0.1	—
								12.2	5.8
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	3.0%	11.0%	12/17		59.7	32.8	31.0
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				86,514		55.0	39.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	12/14		1.9	1.9	1.9
		Mezzanine Debt(6)	N/A	17.0%	12/15		14.1	14.1	14.1
		Mezzanine Debt(5)(6)	N/A	19.0%	12/15		20.7	7.2	5.6
		Common Stock(4)(6)				367,881		4.2	—
								27.4	21.6
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(6)	12.0%	3.3%	3/16		28.4	28.3	28.4
		Redeemable Preferred Stock(6)				36,267		28.5	40.1
		Common Stock(4)(6)				40,295		3.9	1.6
		Common Stock Warrants(4)(6)				116,065		11.6	4.6
								72.3	74.7
Plumbing Holding Corporation	Building Products	Common Stock(4)(6)				342,500		11.1	2.6
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	6/17		16.9	13.8	16.9
		Common Stock(4)(6)				458,596		23.6	12.6
		Common Stock Warrants(4)(6)				56,372		2.9	1.6
								40.3	31.1
RDR Holdings, Inc.	Household Durables	Redeemable Preferred Stock(4)(6)				133		13.3	—
		Convertible Preferred Stock(4)(6)				539		92.1	—
		Common Stock(4)(6)				1,013,471		132.9	—
								238.3	—
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(6)	N/A	5.7%	7/14-12/15		14.2	13.4	14.2
		First Lien Senior Debt(5)(6)	N/A	8.0%	12/15		8.6	7.5	—
		Convertible Preferred Stock(4)(6)				2,081,879		7.6	—
								28.5	14.2
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	12.0%	2.0%	10/16		16.4	16.4	16.4
		Convertible Preferred Stock(6)				77,447,018		8.7	9.6
		Common Stock(4)(6)				97,540		0.1	—
								25.2	26.0
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	46.8
		Common Stock(6)				150		0.2	0.5
								15.0	47.3
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Convertible Preferred Stock(4)(6)				1,101,673		180.6	186.7
		Common Stock(4)(6)				275,419		27.6	8.0
								208.2	194.7
Specialty Brands Holdings, Inc.	Food Products	Redeemable Preferred Stock(6)				122,017		14.8	20.5
		Common Stock(4)(6)				184,994		3.7	28.4
								18.5	48.9
Spring Air International, LLC	Household Durables	Common Membership Units(4)				49%		1.9	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		31.1	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Unwired Holdings, Inc.	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	8.0%	N/A	6/15		11.9	11.9	11.9
		Mezzanine Debt(6)	N/A	15.0%	6/15		48.9	33.5	48.9
		Redeemable Preferred Stock(4)				1,890		1.9	3.7
								47.3	64.5
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)	N/A	14.0%	9/14		3.1	3.0	3.0
		Mezzanine Debt(5)(6)	N/A	15.0%	9/14		4.7	3.1	0.8
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								11.0	3.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2013 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		51.5	76.4
		Common Stock(4)(6)				175,853		11.4	5.3
								62.9	81.7

CLO INVESTMENTS
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest				90%		6.7	0.8
Subtotal Control Investments (73% of total investments at fair value)								$3,908.2	$3,705.1
Total Investment Assets								$5,547.7	$5,072.1

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
European Capital Limited	Total Return Swap		12/19	1		$—	$1.9
Subtotal Derivative Assets						$—	$1.9

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(4.5)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(4.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.5)
Citibank, N.A.	Total Return Swaps		12/14	2	247.4	—	(0.4)
Subtotal Derivative Liabilities						$—	$(10.4)
Total Derivative Agreements, Net						$—	$(8.5)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)(6)
Wells Fargo Advantage Heritage Money Market Fund	$40.1	$40.1
BofA Funds Series Trust - BofA Money Market Reserves	23.0	23.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio	16.0	16.0
JPMorgan Prime Money Market Fund	10.0	10.0
Morgan Stanley Institutional Liquidity Funds - Prime Portfolio	10.0	10.0
Blackrock Liquidity Tempfund Instl Shares #24	5.0	5.0
Dreyfus Institutional Cash Advantage Fund	5.0	5.0
STIT - Liquid Assets Portfolio	5.0	5.0
Federated Prime Obligations Institutional Fund	5.0	5.0
Fidelity Institutional Money Market Fund	5.0	5.0
Federated Prime Cash Obligations Fund	0.1	0.1
Total Money Market Funds	$124.2	$124.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily one-month LIBOR, with interest rate floors. PIK represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate.

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
Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, as filed with the Securities and Exchange Commission (“SEC”).
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
We currently consolidate ACAS Funding I, LLC, which is a wholly-owned financing special purpose financing vehicle that was formed for the purpose of purchasing Senior Floating Rate Loans using leverage under its $750 million secured revolving credit facility provided by Bank of America, N.A. As of September 30, 2014, ACAS Funding I, LLC did not have any other operations or activities. We also consolidate American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. As of September 30, 2014, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.
Our financial statements also include the accounts of AC Corporate Holdings, Inc. (“ACCH”), which is a wholly-owned entity that has purchased numerous investment securities. As of September 30, 2014, ACCH did not have any other operations or activities and was considered to be an investment company under ASC 946, as amended by Accounting Standards Update No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
Trade Date Accounting
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
Note 2.Organization
We are a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance Investments”). We also invest in first and second lien floating rate loans to large-market U.S. based companies (“Senior Floating Rate Loans”) and structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities and commercial mortgages and commercial mortgage backed securities (“CMBS”) Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

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

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. We also invest in both investment grade and non-investment grade Structured Products, which includes CLO securities and CMBS.
We fair value our investments in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. We undertake a multi-step valuation process each quarter to determine the fair value of our investments in accordance with ASC 820. The quarterly valuation process begins with the development of a preliminary valuation recommendation for each investment by our Financial Advisory and Consulting Team (“FACT”), which is composed of valuation and audit professionals responsible for monitoring portfolio compliance and valuations. In preparing the preliminary valuation recommendations, FACT receives assistance from our investment professionals that both originated and monitor the investment as well as assistance from other departments including operations, accounting and legal. The preliminary valuation recommendations are reviewed by senior management and then presented to our Audit, Compliance and Valuation Committee for review and approval. Subsequent to the approval from our Audit, Compliance and Valuation Committee, the valuation recommendations are sent to our Board of Directors for final approval.
When available, we base the fair value of our investments that trade in active markets on directly observable market prices or on market data derived for comparable assets. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date less a discount for the restriction. For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these investments, we estimate the fair value of our senior debt, mezzanine debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches. We estimate the fair value of our Structured Products using the market and income approaches, as well as dealer marks.
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
 The principal market in which we would sell our Senior Floating Rate Loans and certain of our non-controlled Sponsor Finance debt investments is an active over-the-counter secondary market. For our other debt and equity investments, there is no active market and we are generally repaid our debt investment or sell our equity investment upon a change of control transaction such as through the mergers and acquisition (“M&A”) market. Accordingly, the market in which we would sell certain of our non-controlled debt and all of our equity investments is the M&A market. However, under ASC 820, we have identified the M&A market as the principal market for our investments in these portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.
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
Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of a portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the M&A market, which we believe is consistent with how market participants would transact for these items in order to maximize their value. In applying the Enterprise Value Waterfall valuation methodology, we consider that in a change of control transaction, our loans are generally required to be repaid at par and that a buyer cannot assume the loan.
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
We fair value our investments in Structured Products based on such factors as dealer marks, sales of the same or similar securities, and our cash flow forecasts. Cash flow forecasts are subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, dealer marks, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of dealer marks, if any, in determining fair value based on the correlation of changes in dealer marks with underlying performance and other market indices.
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
As of September 30, 2014, we owned all of the equity in European Capital Limited (“European Capital”), an investment fund that invests in senior and mezzanine debt and equity of private and mid-sized public companies primarily in Europe. In determining the fair value of our investment in European Capital, we concluded that our equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time. The use of a discount to NAV of European Capital

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital’s NAV requires significant judgment, including the determination of the fair value of European Capital’s investment portfolio.
Fair Value Hierarchy
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
The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$1,464	$402	$1,866
Second Lien Senior Debt	—	225	520	745
Mezzanine Debt	—	—	393	393
Preferred Equity	—	—	474	474
Common Equity	—	—	2,034	2,034
Structured Products	—	—	417	417
Other Assets	—	—	61	61
Derivative Agreements, Net	—	(9)	(46)	(55)
Total	$—	$1,680	$4,255	$5,935

	December 31, 2013
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$—	$356	$356
Second Lien Senior Debt	—	—	704	704
Mezzanine Debt	—	—	520	520
Preferred Equity	—	—	1,125	1,125
Common Equity	—	—	2,091	2,091
Structured Products	—	—	276	276
Derivative Agreements, Net	—	(9)	—	(9)
Total	$—	$(9)	$5,072	$5,063

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended September 30, 2014 and 2013:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Derivative Agreement	Total
Balances, July 1, 2014	$970	$416	$776	$2,108	$338	$73	$—	$4,681
Net realized (loss) gain(1)	(6)	(17)	103	(44)	2	—	(45)	(7)
Reversal of prior period net depreciation (appreciation) on realization(2)	14	19	(97)	30	—	(1)	—	(35)
Net unrealized (depreciation) appreciation(2)(3)	(3)	14	93	8	9	(8)	—	113
Purchases(4)	168	13	47	216	152	7	—	603
Sales(5)	(15)	—	(448)	(284)	—	—	(1)	(748)
Settlements, net(6)	(206)	(52)	—	—	(84)	(10)	—	(352)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Balances, September 30, 2014	$922	$393	$474	$2,034	$417	$61	$(46)	$4,255

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, July 1, 2013	$809	$911	$1,167	$2,166	$228	$5,281
Net realized gain (loss)(1)	1	—	1	—	(83)	(81)
Reversal of prior period net depreciation on realization(2)	1	—	1	—	81	83
Net unrealized depreciation(2)(3)	(9)	(19)	(1)	(1)	(7)	(37)
Purchases(4)	18	27	(16)	3	54	86
Sales(5)	—	—	(17)	(23)	—	(40)
Settlements, net(6)	(57)	(189)	—	—	(11)	(257)
Balances, September 30, 2013	$763	$730	$1,135	$2,145	$262	$5,035

(1)
Included in net realized gain (loss) in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also excludes realized gain (loss) from other assets and liabilities not measured at fair value.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine months ended September 30, 2014 and 2013:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Derivative Agreement	Total
Balances, January 1, 2014	$1,060	$520	$1,125	$2,091	276	29	—	$5,101
Net realized (loss) gain(1)	(14)	(19)	83	—	(1)	—	(45)	4
Reversal of prior period net depreciation (appreciation) on realization(2)	25	21	(60)	(18)	6	(1)	—	(27)
Net unrealized (depreciation) appreciation(2)(3)	(11)	6	(41)	355	7	(12)	—	304
Purchases(4)	345	9	56	270	272	56	—	1,008
Sales(5)	(35)	(1)	(626)	(726)	—	(1)	(1)	(1,390)
Settlements, net(6)	(319)	(143)	(63)	62	(143)	(10)	—	(616)
Transfers out of Level 3(7)	(129)	—	—	—	—	—	—	(129)
Balances, September 30, 2014	$922	$393	$474	$2,034	$417	$61	$(46)	$4,255

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Total
Balances, January 1, 2013	$843	$1,114	$1,194	$1,867	$247	$5,265
Net realized (loss) gain(1)	(14)	(23)	24	(17)	(98)	(128)
Reversal of prior period net depreciation (appreciation) on realization(2)	21	(4)	(24)	21	96	110
Net unrealized appreciation (depreciation)(2)(3)	6	(57)	(8)	317	(27)	231
Purchases(4)	123	79	34	9	67	312
Sales(5)	(4)	—	(86)	(52)	—	(142)
Settlements, net(6)	(212)	(379)	1	—	(23)	(613)
Balances, September 30, 2013	$763	$730	$1,135	$2,145	$262	$5,035

(1)
Included in net realized gain (loss) in the consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency and any tax benefit (provision). Also excludes realized gain (loss) from other assets and liabilities not measured at fair value.

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

(7)
During the nine months ended September 30, 2014, certain of our senior debt investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy due to the existence of executable quotes on these investments. Our policy is to recognize transfers as of the first day of a reporting period for investments existing at the end of the period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2014:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$573	Enterprise discounted cash flow	Discount rate	10%	60%	19%
			Terminal value growth rate	2%	7%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	(30%)	(40%)
			Control premium	—%	22%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(35%)	(30%)	(35%)
Mezzanine Debt	$216	Enterprise discounted cash flow	Discount rate	13%	35%	17%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60%)	(15%)	(41%)
			Control premium	8%	22%	15%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%	(15%)
Preferred Equity	$472	Enterprise discounted cash flow	Discount rate	7%	60%	18%
			Terminal value growth rate	2%	7%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	(40%)
			Control premium	6%	18%	14%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%	(18%)
Common Equity	$2,034	Enterprise discounted cash flow	Discount rate	4%	58%	15%
			Terminal value growth rate	2%	7%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	(19%)
			Control premium	—%	22%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	5%	(17%)

Market Yield Valuation Methodology
Senior Debt	$331	Discounted cash flow	Market yield	5%	19%	10%
			Estimated remaining life	0 yr	4 yrs	3 yrs
Mezzanine Debt	$177	Discounted cash flow	Market yield	15%	18%	16%
			Estimated remaining life	1 yr	3 yrs	2 yrs
Preferred Equity	$2	Discounted cash flow	Market yield	16%	26%	24%
			Estimated remaining life	3 yrs	4 yrs	4 yrs
Structured Products	$417	Discounted cash flow	Discount rate	5%	107%	13%
			Constant prepayment rate	30%	35%	31%
			Constant default rate	—%	2%	1%

Third-Party Vendor Pricing Service
Senior Debt	$18			Vendor Quotes	Vendor Quotes	Vendor Quotes

Black-Scholes Option Pricing Methodology
Derivative Agreement	$(46)	Black-Scholes model	Volatility	102%	102%	102%
			Estimated remaining life	1 yr	1 yr	1 yr

	$4,194

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
	$5,035

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost and fair value, excluding derivative agreements, as a percentage of total investments as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Cost
Senior Debt	44.9%	19.9%
Mezzanine Debt	7.3%	10.6%
Preferred Equity	12.0%	24.5%
Common Equity	27.7%	38.6%
Structured Products	8.1%	6.4%
Total	100%	100%

Fair Value
Senior Debt	44.0%	20.9%
Mezzanine Debt	6.6%	10.3%
Preferred Equity	8.0%	22.2%
Common Equity	34.3%	41.2%
Structured Products	7.1%	5.4%
Total	100%	100%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of September 30, 2014 and December 31, 2013. Our investments in European Capital, CLO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	September 30, 2014	December 31, 2013
Cost
Life Sciences Tools and Services	18.0%	18.5%
Capital Markets	9.6%	9.0%
Commercial Services and Supplies	4.7%	3.9%
Auto Components	4.1%	2.7%
IT Services	3.8%	2.3%
Health Care Providers and Services	3.6%	3.4%
Media	3.4%	1.2%
Diversified Consumer Services	3.2%	2.9%
Food Products	3.0%	1.7%
Professional Services	2.9%	3.1%
Real Estate and Real Estate Investment Trusts	2.8%	3.1%
Hotels, Restaurants and Leisure	2.8%	5.3%
Health Care Equipment and Supplies	2.8%	3.0%
Oil, Gas and Consumable Fuels	2.7%	2.1%
Aerospace and Defense	2.1%	1.0%
Diversified Financial Services	2.1%	2.8%
Electronic Equipment, Instruments and Components	2.0%	1.2%
Internet and Catalog Retail	1.7%	3.0%
Household Durables	1.2%	6.7%
Pharmaceuticals	0.9%	4.2%
Technology Hardware, Storage and Peripherals	0.7%	3.5%
Electrical Equipment	0.7%	2.4%
Construction and Engineering	0.3%	4.2%
Computers and Peripherals	—%	3.5%
Other	20.9%	5.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	September 30, 2014	December 31, 2013
Fair Value
Capital Markets	24.4%	22.3%
Life Sciences Tools and Services	11.4%	12.8%
Commercial Services and Supplies	4.0%	3.6%
Health Care Providers and Services	3.3%	5.7%
Electronic Equipment, Instruments and Components	3.3%	1.7%
Media	3.2%	1.3%
IT Services	3.1%	1.7%
Hotels, Restaurants and Leisure	2.9%	5.5%
Diversified Consumer Services	2.9%	2.0%
Professional Services	2.8%	3.1%
Auto Components	2.7%	1.2%
Health Care Equipment and Supplies	2.3%	3.8%
Food Products	2.1%	1.7%
Oil, Gas and Consumable Fuels	2.1%	1.6%
Aerospace and Defense	2.0%	1.0%
Software	2.0%	1.2%
Real Estate and Real Estate Investment Trusts	2.0%	2.0%
Internet and Catalog Retail	1.9%	2.9%
Pharmaceuticals	0.8%	5.6%
Technology Hardware, Storage and Peripherals	0.6%	2.1%
Electrical Equipment	0.6%	4.4%
Construction and Engineering	0.3%	4.8%
Computers and Peripherals	—%	2.1%
Other	19.3%	5.9%
Total	100.0%	100.0%

Note 4.	Borrowings
Our debt obligations consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured revolving credit facility due June 2016, $750 million commitment	595	—
Secured term loan due August 2017, net of discount	443	449
Unsecured private notes due September 2018, net of discount	344	342
Total	$1,382	$791
The daily weighted average debt balance, excluding discounts, for the three months ended September 30, 2014 and 2013 was $1,116 million and $587 million, respectively. The daily weighted average debt balance, excluding discounts, for the nine months ended September 30, 2014 and 2013 was $907 million and $654 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2014 was 5.1% and 5.5%, respectively, compared to 6.8% and 6.6%, respectively, for the comparable periods in 2013. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and nine months ended September 30, 2014 was 4.4% and 4.8%, respectively, compared to 5.7% and 5.4%, respectively, for the comparable periods in 2013. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of September 30, 2014 was 3.5%.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

As of September 30, 2014 and December 31, 2013, the aggregate fair value of the above borrowings was $1,395 million and $817 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of September 30, 2014 and December 31, 2013. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
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
The Private Notes were rated B3, B+ and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of September 30, 2014, we were in compliance with all of the covenants under the Private Notes.
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
The following table sets forth the scheduled amortization on the Secured Term Loan Facility:

August 2015	$4.5 million
August 2016	$4.5 million
Maturity Date (August 2017)	Outstanding Balance

As of September 30, 2014, the interest rate on our Secured Term Loan Facility was 3.50% and the borrowing base coverage was 392%. As of September 30, 2014, we were in compliance with all of the covenants under the Secured Term Loan Facility.
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
We are required to pay a fee in an amount equal to 0.50% on the average daily unused amount of the lender commitments under our $250 Million Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender’s commitment terminates and the commitment termination date, payable quarterly. As of September 30, 2014, the total commitments under our $250 Million Revolving Credit Facility were $250 million.
As of September 30, 2014, we were in compliance with all of the covenants under the $250 Million Revolving Credit Facility.
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
Beginning on September 27, 2014, we are required to pay a fee in an amount equal to 1.60% on the average daily unused amount of the lender commitments up to $375 million and 0.75% on undrawn amounts above $375 million, payable quarterly. As of September 30, 2014, the total debt outstanding under our $750 Million Revolving Credit Facility was $595 million, which was secured by portfolio investments with fair values of approximately $972 million.
As of September 30, 2014, we were in compliance with all of the covenants under the $750 Million Revolving Credit Facility.

Note 5.	Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of September 30, 2014, there were 3.6 million shares available to be granted under the employee stock option plans.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of September 30, 2014, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three and nine months ended September 30, 2014.
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
In addition, the communication of the voided stock option grants to our Chief Executive Officer resulted in a financial obligation under U.S. GAAP to provide equity compensation commensurate with the terms of the voided stock option grants in return for services to be performed by our Chief Executive Officer during the option vesting periods. This financial obligation has been accounted for as a liability award and stock-based compensation expense of $4.2 million associated with prior periods was recorded during the second quarter of 2014. The net impact of these adjustments was additional stock-based compensation expense of $2.3 million during the first quarter of 2014. An additional $1.4 million of income tax expense was recorded during the first quarter of 2014 as a result of these adjustments. These errors were immaterial to the individual prior periods impacted. During the second quarter of 2014, a cash bonus award was granted to our Chief Executive Officer that partially settled this financial obligation. As of September 30, 2014, the fair value of this financial obligation was $3.6 million.
In conjunction with the American Capital Equity III, LP transaction, certain investment professionals were transferred to a wholly-owned subsidiary of ACAM, our wholly-owned portfolio company which manages American Capital Equity III, LP. Concurrent with this transfer, the vesting of any unvested stock options held by these investment professionals as of the date of the transfer was accelerated. In accordance with ASC Topic 718, Compensation-Stock Compensation, the acceleration of the unvested stock options was accounted for as a modification and resulted in additional stock-based compensation expense of $5.1 million during the three months ended September 30, 2014.
During the three and nine months ended September 30, 2014, including the impact of the acceleration of vesting mentioned above, we recorded stock-based compensation expense attributable to our stock options of $10.6 million and $25.5 million, respectively. During the three and nine months ended September 30, 2013, we recorded stock-based compensation expense attributable to our stock options of $8.0 million and $22.8 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.

Note 6.	Deferred Compensation Plan
We have a non-qualified deferred compensation plan (the “Deferred Plan”) for the purpose of granting cash bonus awards to our employees. The Compensation, Corporate Governance and Nominating Committee is the administrator of the Deferred Plan. The Deferred Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation, Corporate Governance and Nominating Committee determines cash bonus awards to be granted under the Deferred Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares in the open market. Awards vest contingent on the employee’s continued employment or the achievement of performance goals, if any, as determined by the Compensation, Corporate Governance and Nominating Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the nine months ended September 30, 2014 and 2013, cash bonus awards of $10 million and $1.7 million were granted under the Deferred Plan.
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
In addition, the communication of the $2.6 million of excess cash bonus awards to our Chief Executive Officer resulted in a financial obligation under U.S. GAAP to provide equity compensation commensurate with the terms of the cash bonus awards in return for services to be performed by our Chief Executive Officer during the award vesting period. This financial obligation has been accounted for as a liability award and stock-based compensation expense of $1.5 million associated with prior periods was recorded in the second quarter of 2014. The net impact of these adjustments was a $1.1 million reduction to stock-based compensation expense in the first quarter of 2014. An additional $0.3 million of income tax expense was recorded during the first quarter as a result of these adjustments. These errors were immaterial to the individual prior periods impacted. During the second quarter of 2014, a cash bonus award was granted to our Chief Executive Officer that partially settled this financial obligation. As of September 30, 2014, the fair value of this financial obligation was $1.4 million.
During the three and nine months ended September 30, 2014, we recorded stock-based compensation expense of $0.4 million and $4.0 million, respectively, attributable to the Deferred Plan. During the three and nine months ended September 30, 2013, we recorded stock-based compensation expense of $0.4 million and $1.5 million, respectively, attributable to the Deferred Plan.

Note 7.	Net Operating Income and Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted net operating income per common share	$51	$23	$82	$118
Numerator for basic and diluted net earnings (loss) per common share	$114	$(1)	$396	$366
Denominator for basic weighted average common shares	267.1	286.5	268.0	296.4
Employee stock options and stock awards	12.8	—	12.6	12.1
Denominator for diluted weighted average common shares	279.9	286.5	280.6	308.5
Basic net operating income per common share	$0.19	$0.08	$0.31	$0.40
Diluted net operating income per common share	$0.18	$0.08	$0.29	$0.38
Basic net earnings (loss) per common share	$0.43	$(0.00)	$1.48	$1.23
Diluted net earnings (loss) per common share	$0.41	$(0.00)	$1.41	$1.19

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
Stock options and unvested shares under our deferred compensation plan of 7.2 million and 7.7 million for the three and nine months ended September 30, 2014, respectively, and 57.0 million and 8.5 million for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted EPS either because the respective exercise or

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

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
Loan and Financing Agreements
As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $231 million to 25 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9.	Shareholders’ Equity

Our common stock activity for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
Common stock outstanding at beginning of period	270.2	304.4
Issuance of common stock under stock option plans	3.5	3.6
Repurchase of common stock	(8.9)	(31.5)
Distribution of common stock held in deferred compensation trust	0.1	0.8
Common stock outstanding at end of period	264.9	277.3
Stock Repurchase and Dividend Program
During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). Under the Stock Repurchase and Dividend Program, we may consider quarterly setting an amount to be utilized for stock repurchases or dividends. Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to the NAV of our shares, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to the NAV of our shares. In determining the quarterly amount for repurchases or dividends, our Board of Directors may be guided by our cumulative net cash provided by operating activities in the prior quarter and since the beginning of 2012, cumulative repurchases or dividends, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions, operational issues and the then current trading price of our stock. During the three months ended March 31, 2014, we repurchased a total of 8.9 million of our common stock in the open market for $137 million at an average price of $15.38 per share. During the three and nine months ended September 30, 2013, we repurchased a total of 13.4 million shares and 31.5 million shares, respectively, of our common stock in the open market for $176 million and $429 million, respectively, at an average price of $13.11 per share and $13.62 per share, respectively.
The Stock Repurchase and Dividend Program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. In March 2014, our Board of Directors suspended the Stock Repurchase and Dividend Program for an indefinite period.

Note 10.	Income Taxes

As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of September 30, 2014. Our tax fiscal year ends on September 30.
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
As of September 30, 2014, our deferred tax asset was $598 million, our deferred tax liability was $29 million, our valuation allowance was $135 million and our net deferred tax asset was $434 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of September 30, 2014, we believe that it is more likely than not that we will have future ordinary income to realize our ordinary deferred tax assets and therefore did not record a valuation allowance against these deferred tax assets. As of September 30, 2014, we do not believe that we meet the more likely than not criteria regarding the ability to utilize our capital deferred tax assets and therefore maintained a full valuation allowance of $135 million against these capital deferred tax assets. In making the determination to establish a full valuation allowance against our capital deferred tax assets, we have weighed both the positive and negative evidence. We do not believe that we can reliably forecast future net capital gains upon sale of investments and we do not believe that we can reliably forecast unrealized appreciation to conclude that it is more likely than not that we will realize our capital deferred tax assets.
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
A reconciliation of the tax provision (benefit) computed at the U.S. federal statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax on income computed at federal statutory tax rate	$41	$8	$136	$142
State taxes, net of federal tax benefit	8	(5)	23	11
Valuation allowance	(61)	29	(266)	(106)
Dividends received deduction	(2)	—	(9)	—
Change in state tax rate	—	—	10	—
Consolidation of subsidiary	10	—	79	—
Other	8	(7)	20	(7)
Total tax provision (benefit)	$4	$25	$(7)	$40
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
The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2014	$—
Increases related to positions taken during the current year	45
Unrecognized tax benefits - September 30, 2014	$45
The unrecognized tax benefit has been presented as a reduction of a deferred tax asset for a net operating loss. As of September 30, 2014, the balance of our uncertain tax positions that would, if recognized, affect our effective tax rate was $45 million.

Note 11.	Significant Subsidiaries

We have determined that for the nine months ended September 30, 2014, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the nine months ended September 30, 2014 and 2013 has been included as follows:

	Nine Months Ended September 30,
	2014	2013
Total revenue	$282	$292
Total operating expenses	$228	$181
Net operating income	$54	$111
Net income	$127	$197

Note 12.	Asset Sales
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc. assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. The Equity Option may be exercised at the earlier of (i) April 1, 2015 and (ii) any date after October 1, 2014 on the occurrence of certain events and expires after April 22, 2015.
The aggregate agreed upon value of the investments (the “Redemption Price”), assuming the Equity Option is exercised, was $640 million, subject to certain adjustments, including dividends, exits or add-on investments subsequent to December 31, 2013. The closing of the Fund was subject to regulatory approvals and other standard conditions which occurred in the third quarter of 2014 and the Fund closed on September 23, 2014 (the “Closing Date”). Following the closing, as defined in the Contribution and Redemption Agreement, ACE III redeemed our partnership interests for a cash amount of $434 million, equal to the Redemption Price of approximately $640 million, net of the Equity Option exercise price of $24 million and certain post December 31, 2013 adjustments, which included $106 million of proceeds from the sale of our equity investment in Avalon Laboratories Holding Corp. and $75 million related to dividend proceeds from SMG Holdings, Inc. and PHI Acquisitions, Inc. The fair value of the Equity Option as of the Closing Date and September 30, 2014 was approximately $46 million, which has been treated as a derivative liability which is recorded in the financial statement line item other liabilities in our consolidated balance sheets.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Pursuant to the Fund’s partnership agreement, $420 million of the Fund’s aggregate $1.1 billion capital commitment will generally be used by ACE III to make control equity and equity-related investments in new portfolio companies (“Primary Investments”) and $25 million of the Fund’s aggregate $1.1 billion capital will be used to make follow-on investments in the Secondary Portfolio. The Fund’s aggregate $1.1 billion capital commitment includes a commitment of $200 million from ACAM for Primary Investments, which was largely undrawn as of September 30, 2014.
ACE III is managed by our wholly-owned portfolio company, ACAM, through a wholly-owned affiliate, in exchange for an annual management fee of 2% on commitments attributable to Primary Investments and 1.25% on the agreed upon value of the Secondary Investments and uncalled follow-on commitments. Management fees are payable quarterly. In addition, ACAM can earn a carried interest of up to 20% of the net profits attributable to Primary Investments and up to 10% of the net profits attributable to Secondary Investments, subject to certain hurdles. The fair value of the management agreement as of the Closing Date was approximately $22 million, which has been included in the net realized gain on the redemption of our partnership interests in ACE III and is reflected as an increase to the cost basis of our investment in ACAM.
During the three months ended September 30, 2014, we recognized a net realized gain of $62 million on the transaction. The net realized gain was comprised of a $107 million net realized gain on the redemption of our partnership interests in ACE III which is recorded in the financial statement line item non-control/non-affiliate investments and control investments in the net realized gain (loss) section in our consolidated statements of operations and a realized loss of $45 million related to the fair value of the Equity Option recorded in the financial statement line item derivative agreements in our consolidated statements of operations.

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
We are also a fund manager with $80 billion of total assets under management (including levered assets) as of September 30, 2014, which includes $7 billion of total assets on our balance sheet and $73 billion of third-party assets under management, $14 billion of which are third-party earning assets under management for which we are paid a management fee. Our fund management is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”). ACAM manages the following funds:

•	European Capital Limited (“European Capital”)

•	European Capital UK SME Debt Limited (“ECAS UK SME Debt”)

•	American Capital Agency Corp. (“AGNC”)

•	American Capital Mortgage Investment Corp. (“MTGE”)

•	American Capital Senior Floating, Ltd. (“ACSF”)

•	American Capital Equity I, LLC (“ACE I”)

•	American Capital Equity II, LP (“ACE II”)

•	American Capital Equity III, LP (“ACE III”)

•	ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”)

•	ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”)

•	ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”)

•	ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”)

•	ACAS CLO 2014-1, Ltd. (“ACAS CLO 2014-1”)
As a business development company (“BDC”), we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of September 30, 2014, we had board seats at 38 companies in our investment portfolio and had board observation rights at certain other companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
On November 5, 2014, we announced that our Board of Directors approved a plan to split our businesses by transferring most of our investment assets to two newly established BDCs (American Capital Growth and Income and American Capital Income) while American Capital will continue primarily in the asset management business. American Capital Growth and Income’s assets will consist primarily of securities issued by operating companies purchased through American Capital One Stop Buyouts®, Senior Floating Rate Loans to private companies and CLO equity investments. American Capital Income’s assets will consist primarily of second lien and mezzanine loans to middle market companies similar to our Sponsor Finance Investments. We plan to spin off the new BDCs to our shareholders, resulting in three, publicly-traded companies. The two new BDCs are anticipated to qualify and elect to be taxed as regulated investment companies with the objective of paying market rate dividends. As part of the transaction, we will consolidate our operations and remaining assets with ACAM, and will discontinue being an investment company.
We also announced that due to changes in the composition of our investment portfolio and market conditions, we have undertaken various cost saving initiatives. Also, we will implement a program under which portfolio companies in which we, or our managed funds, have invested will reimburse us for certain services we provide to those portfolio companies.
We will seek to accomplish the spin off of American Capital Growth & Income by issuing a tax free dividend to our shareholders while the spin off of American Capital Income is expected to be treated as a taxable dividend to our shareholders. We will continue to be a taxable corporation and will retain any net operating losses that exist at the time of the spin offs. The transaction is subject to certain conditions including the approval of our shareholders who, among other matters, must approve our de-election to be regulated as a BDC under the Investment Company Act of 1940, as amended (“1940 Act”).
Other conditions to completion of the transaction include final approval by our Board of Directors, receipt of a tax opinion from our tax advisers, the filing of registration statements with the Securities and Exchange Commission (“SEC”) and their effectiveness, the holding of a special meeting of shareholders and the filing with and review of a proxy statement for that meeting by the SEC staff, the refinancing of our indebtedness and the establishment of credit facilities for the new BDCs. The transaction may also need regulatory relief from the SEC. We expect to make necessary filings with the SEC as soon as practicable. There can be no assurances regarding the timing of the transaction, whether the transaction will be completed or the tax treatment of the transaction.

American Capital Investment Portfolio
Portfolio Composition

Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance Investments, (iii) European Capital, (iv) American Capital Asset Management, (v) Structured Products and (vi) Senior Floating Rate Loans.
As of September 30, 2014, we had investments totaling $5.9 billion at cost basis and fair value. As of September 30, 2014, our ten largest investments had a cost basis and fair value totaling $2.4 billion and $2.9 billion, respectively, or 40% of total assets at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	American Capital Asset Management	Capital Markets	$396	$1,132
European Capital Limited	European Capital	Diversified Financial Services	824	678
CML Pharmaceuticals, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	456	356
WRH, Inc.(1)	American Capital One Stop Buyouts®	Life Sciences Tools & Services	345	160
Unwired Holdings, Inc.(2)	American Capital One Stop Buyouts®	Electronic Equipment, Instruments & Components	76	141
Soil Safe Holdings, LLC	Sponsor Finance Investments	Professional Services	101	98
SEHAC Holding Corporation	American Capital One Stop Buyouts®	Diversified Consumer Services	15	81
WIS Holding Company, Inc.	American Capital One Stop Buyouts®	Commercial Services & Supplies	68	80
Orchard Brands Corporation	Sponsor Finance Investments	Internet & Catalog Retail	55	71
EXPL Pipeline Holdings LLC	American Capital One Stop Buyouts®	Oil, Gas & Consumable Fuels	91	68
Total			$2,427	$2,865
 ——————————

(1)	Potential exit of our equity investment in WRH, Inc. as part of the ACE III transaction. See Note 12 to our interim consolidated financial statements in this Form 10-Q.

(2)	Unwired Holdings, Inc. was exited on October 13, 2014.

The composition of our investment portfolio as of September 30, 2014, at fair value, as a percentage of total investments based on our business lines, is shown below:

Structured Products, 7%
American Capital One Stop Buyouts®, 23%
Senior Floating Rate Loans, 25%
American Capital Asset Management, 19%
Sponsor Finance Investments, 15%
European Capital, 11%

The following tables set forth the aggregate dollar amount of new investments by security type, use and business line (in millions). The amounts of our new investments are based on committed amounts as of the investment date:

	Three Months Ended September 30,		Nine Months Ended September 30,
Security Type	2014	2013	2014	2013
First Lien Senior Debt	928	—	1,696	63
Second Lien Senior Debt	129	7	299	52
Common Equity	207	—	283	6
Structured Products	152	54	264	67
Preferred Equity	23	1	25	22
Mezzanine Debt	4	—	10	—
Total by security type	$1,443	$62	$2,577	$210

	Three Months Ended September 30,		Nine Months Ended September 30,
Use	2014	2013	2014	2013
Senior Floating Rate Loans	$825	$—	1,603	—
Investments in ACAM and Fund Development	201	—	285	12
Sponsor Finance Investments	155	—	316	31
Structured Products	152	54	244	67
American Capital One Stop Buyouts®	—	—	—	27
Add-on financing for growth and working capital	106	3	113	12
Add-on financing for recapitalizations, not including distressed investments	4	—	4	36
Add-on financing for purchase of debt of a portfolio company	—	4	—	16
Add-on financing for working capital in distressed situations	—	1	12	9
Total by use	$1,443	$62	$2,577	$210

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line	2014	2013	2014	2013
Senior Floating Rate Loans	$825	$—	$1,603	$—
Sponsor Finance Investments	234	7	406	82
American Capital Asset Management	201	—	285	12
Structured Products	152	54	244	67
American Capital One Stop Buyouts®	31	1	39	49
Total by business line	$1,443	$62	$2,577	$210

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2014	2013	2014	2013
Equity investments	$656	$39	$1,122	$117
Principal prepayments	332	96	533	359
Payment of accrued PIK notes and dividend and accreted OID	110	68	234	135
Loan syndications and sales	32	—	53	4
Scheduled principal amortization	12	15	50	34
Total by source	$1,142	$218	$1,992	$649

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line	2014	2013	2014	2013
American Capital One Stop Buyouts®	$639	$135	$987	$389
Sponsor Finance Investments	234	33	332	188
European Capital	127	37	265	37
Structured Products	83	12	142	23
Senior Floating Rate Loans	57	—	65	—
American Capital Asset Management	2	1	201	12
Total by business line	$1,142	$218	$1,992	$649
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
As of September 30, 2014, there were 27 companies in our American Capital One Stop Buyout® portfolio with a cost basis and fair value of $1.8 billion and $1.4 billion, respectively, with an average investment size of $49 million at fair value. As of September 30, 2014, our American Capital One Stop Buyout® portfolio consisted of $827 million and $548 million of debt and equity investments at fair value, respectively. As of September 30, 2014, the weighted average effective interest rate on the debt investments in this portfolio was 9.7%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 71%. During the three and nine months ended September 30, 2014, we recognized operating revenues from our American Capital One Stop Buyouts® portfolio totaling $57 million and $158 million, respectively.
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
As of September 30, 2014, there were 47 companies in our Sponsor Finance Investment portfolio with a cost basis and fair value of $878 million and $840 million, respectively, with an average investment size of $19 million at fair value. As of September 30, 2014, our Sponsor Finance Investment portfolio consisted of $657 million and $183 million of debt and equity investments at fair value. As of September 30, 2014, the weighted average effective interest rate on the debt investments in this portfolio was 8.4%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 41%. During the three and nine months ended September 30, 2014, we recognized operating revenues from our Sponsor Finance Investment portfolio totaling $21 million and $19 million, respectively.
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
American Capital Asset Management
Our fund management business is conducted through our wholly-owned portfolio company, ACAM and its consolidated subsidiaries. In general, subsidiaries of ACAM will enter into management agreements with each of its managed funds. As of September 30, 2014, our investment in ACAM was $396 million and $1,132 million at cost basis and fair value, respectively, or 19% of our total investments at fair value. As of September 30, 2014, ACAM’s earning assets under management totaled $14 billion. As of September 30, 2014, ACAM had $73 billion of total assets under management (including levered assets), including $62 billion of total assets under management for AGNC and $7 billion of total assets under management for MTGE, which are publicly traded mortgage real estate investment trusts (“REITs”), and $0.3 billion of total assets under management for ACSF. We believe that having capital to incubate new funds to be managed by ACAM is a competitive advantage for our asset management business.
ACAM had over 130 employees as of September 30, 2014, including ten investment teams with 70 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. ACAM generally earns base management fees based on the shareholders’ equity, total assets or the net cost basis of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. During the three and nine months ended September 30, 2014, we recognized operating revenues from our investment in ACAM of $27 million and $76 million, respectively.

The following table sets forth certain information with respect to ACAM’s funds under management as of September 30, 2014:

Fund	Fund type	Established	Assets under management	Investment types	Capital type
European Capital	Private Equity Fund	2005	$1.0 Billion	Senior and Mezzanine Debt, Equity, Structured Products	Permanent
ECAS UK SME Debt	Private Equity Fund	2014	$0.2 Billion	Senior and Mezzanine Debt	Finite Life
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$62.3 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$7.1 Billion	Mortgage Investments	Permanent
ACSF	Publicly Traded BDC - NASDAQ (ACSF)	2014	$0.3 Billion	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$0.5 Billion	Equity	Finite Life
ACE II	Private Equity Fund	2007	$0.2 Billion	Equity	Finite Life
ACE III	Private Equity Fund	2014	$0.6 Billion	Equity	Finite Life
ACAS CLO 2007-1	CLO	2006	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$0.4 Billion	Senior Debt	Finite Life
ACAS CLO 2014-1	CLO	2014	$0.6 Billion	Senior Debt	Finite Life

Recent Fund Development
ECAS UK SME Debt is a private equity fund with $165 million (£100 million) of committed capital with the ability to add £50 million of leverage. The British Business Bank is committing £50 million to the fund under the British Business Bank Investment Programme. The remaining £50 million is being committed by European Capital and its affiliates. ECAS UK SME Debt was established on August 18, 2014 to provide debt financing to small and medium sized companies in the United Kingdom. ACAM manages ECAS UK SME Debt in exchange for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles.
ACE III is a private equity fund, which was established on April 28, 2014 with $1.1 billion of equity commitments from third-party investors. ACAM manages ACE III in exchange for an annual management fee between 1.25% and 2% on outstanding capital commitments. In addition, ACAM can earn a carried interest between 10% and 20% of the net profits on investments, subject to certain hurdles (“Carried Interest”). As of September 30, 2014, ACAM accrued $18 million related to its Carried Interest in ACE III. Pursuant to the operating agreement, ACE III will be dissolved on September 23, 2021, unless extended. The term of the fund can be extended by us, subject to certain approvals, for up to two additional years to allow for an orderly dissolution and liquidation of the fund’s investments in accordance with the operating agreement.
ACAS CLO 2014-1 completed a $619 million securitization in July 2014 that invests in broadly syndicated commercial senior secured loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2014-1 in exchange for an annual base management fee of 0.50% of ACAS CLO 2014-1’s assets and a 20% Carried Interest, subject to certain hurdles. A subsidiary of ACAM also purchased 60% of the non-rated equity tranche of subordinated notes in ACAS CLO 2014-1 for $31 million.
ACSF is a BDC that invests primarily in first lien and second lien floating rate loans to large market, U.S. based companies and invests opportunistically in equity tranches of CLOs collateralized primarily by Senior Floating Rate Loans. On January 15, 2014, ACSF successfully completed its Initial Public Offering of ten million shares of common stock for proceeds of $150 million. Its shares are traded on The NASDAQ Global Select Market under the symbol “ACSF.” ACAM earns a base management fee of 0.80% of ACSF’s assets, as defined in ACSF’s management agreement. In addition, ACAM also purchased 3% of the common stock of ACSF for $4.5 million.

European Capital

European Capital is a wholly-owned investment fund incorporated in Guernsey and is managed by ACAM. European Capital invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“European Capital Sponsor Finance Investments”). European Capital also provides capital directly to early stage and mature private and small public companies, primarily in Europe. It primarily invests in senior and mezzanine debt and equity.
As of September 30, 2014, European Capital had investments in 29 portfolio companies totaling $928 million at fair value, with an average investment size of $32 million, or 3.2% of its total assets. As of September 30, 2014, European Capital’s five largest investments at fair value were $658 million, or 66% of its total assets.
The composition of European Capital’s investment portfolio by business line as of September 30, 2014, at fair value, as a percentage of its total investments, is shown below:

Business Line	September 30, 2014
European Capital One Stop Buyouts®	56.4%
Sponsor Finance Investments	41.7%
Structured Products	1.9%
Total by business line	100%
As of September 30, 2014, all of European Capital’s assets are invested in portfolio companies headquartered in countries with AA+ rating or better based on Standard & Poor’s (“S&P”) ratings. As of September 30, 2014, European Capital’s NAV at fair value was $766 million and our investment in European Capital consisted of an equity investment with a cost basis and fair value of $824 million and $678 million, respectively. We valued our equity investment in European Capital below its NAV as a result of applying several discounts to its NAV in computing the fair value. See Note 3 to our interim consolidated financial statements in this Form 10-Q for further discussion of our valuation of European Capital.
Structured Products
Our Structured Products portfolio is composed of investments in CLO and CMBS securities. As of September 30, 2014, over 90% of the fair value of this portfolio is invested in debt and equity tranches of CLOs that are generally collateralized by first and second lien floating rate loans.
As of September 30, 2014, there were 57 investments in our Structured Products portfolio with a cost basis and fair value of $482 million and $417 million, respectively, with an average investment size of $7 million at fair value. During the three and nine months ended September 30, 2014, we recognized operating revenues from our Structured Products portfolio totaling $12 million and $44 million, respectively.
Senior Floating Rate Loans
Our Senior Floating Rate Loans portfolio is composed primarily of diversified investments in first lien floating rate loans to large-market U.S. based companies, which are commonly referred to as leveraged loans. Our Senior Floating Rate Loans portfolio may also include second lien floating rate loans. S&P defines large-market loans as loans from issuers with EBITDA of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a first or second priority lien on a company’s assets and a pledge of its stock, providing for greater security and potential recovery in the event of default compared to subordinated fixed-income products. Senior Floating Rate Loans pay interest based on a floating rate typically calculated as a spread over a market index, primarily LIBOR, and generally have a minimum market index floor. Our Senior Floating Rate Loans are also typically traded among investors in an active secondary market with no investor owning a significant percentage of the issue. We generally own less than 2% of any single loan issue.
As of September 30, 2014, there were debt investments in 219 companies in our Senior Floating Rate Loans portfolio with a cost basis and fair value of $1,503 million and $1,487 million, respectively, and an average investment size of $7 million at fair value. As of September 30, 2014, the weighted average effective interest rate in this portfolio was 4.4%. As of September 30, 2014, more than 98% of our Senior Floating Rate Loan portfolio, at fair value, was composed of loans with a facility rating by S&P of at least “B” or higher.

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
See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of September 30, 2014.

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

•
The third element is “Net unrealized appreciation,” which is the net change in the estimated fair value of our portfolio investments and of our interest rate derivatives at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate, and taxes on unrealized gains or losses. In addition, our net unrealized depreciation includes the foreign currency translation from converting the cost basis of our assets and liabilities denominated in a foreign currency to the U.S. dollar.

Our consolidated operating results were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue	$129	$106	$313	$369
Operating expenses	63	59	190	189
NOI before income taxes	66	47	123	180
Tax provision	(15)	(24)	(41)	(62)
NOI	51	23	82	118
Net realized gain (loss)	11	(39)	25	(74)
Net unrealized appreciation	52	15	289	322
Net earnings (loss)	$114	$(1)	$396	$366

Operating Revenue

We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products as well as dividend income from our fund management business which is conducted through ACAM. Operating revenue by business line was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Line	2014	2013	2014	2013
American Capital One Stop Buyouts®	$57	$19	$158	$107
American Capital Asset Management	27	33	76	99
Sponsor Finance Investments	21	31	19	98
Structured Products	12	22	44	59
Senior Floating Rate Loans	12	—	16	—
European Capital	—	1	—	6
Total by business line	$129	$106	$313	$369
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® increased by $38 million, or 200%, and by $51 million, or 48%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to additional dividend income as a result of the removal of certain preferred equity securities from non-accrual status due to improved portfolio company performance.
American Capital Asset Management
Dividend and fee income from ACAM decreased by $6 million, or 18%, and by $23 million, or 23%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to reduced dividend income as a result of a decrease in fees earned for the management of AGNC and MTGE due to a decrease in the assets under management for these funds. This was partially offset by an increase in the funds under management of ACAM, primarily ACSF, ACAS CLO 2013-1, ACAS CLO 2013-2 and ACAS CLO 2014-1.
Sponsor Finance Investments
Interest, dividend and fee income from our Sponsor Finance Investments decreased by $10 million, or 32%, and by $79 million, or 81%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to reserves on accrued payment-in-kind (“PIK”) interest and dividend income as a result of the addition of certain securities to non-accrual status due to decreased portfolio company performance.
Structured Products
Interest income on Structured Products investments decreased by $10 million, or 45%, and by $15 million, or 25%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013 primarily due to the accelerated recognition of income on CLO investments in 2013.

Operating revenue by investment type consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income on debt investments	$53	$56	$120	$171
Interest income on Structured Products investments	12	22	44	59
Dividend income from equity investments, excluding ACAM	28	(12)	50	20
Dividend income from ACAM	22	25	55	81
Interest and dividend income	115	91	269	331
Portfolio company advisory and administrative fees	2	4	8	12
Advisory and administrative services - ACAM	6	8	21	18
Other fees	6	3	15	8
Fee income	14	15	44	38
Total operating revenue	$129	$106	$313	$369
Interest and Dividend Income
The following table summarizes selected data for our debt, Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Debt investments at cost(1)	$2,735	$1,720	$2,210	$1,834
Average non-accrual debt investments at cost(2)	$277	$324	$289	$305
Effective interest rate on debt investments	7.8%	13.0%	7.2%	12.4%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	7.1%	11.5%	8.1%	11.1%
Structured Products investments at cost(1)	$469	$382	$408	$379
Effective interest rate on Structured Products investments	10.1%	22.9%	14.4%	20.7%
Debt and Structured Products investments at cost(1)	$3,204	$2,102	$2,618	$2,213
Effective interest rate on debt and Structured Products investments	8.2%	14.8%	8.4%	13.8%
Average daily one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments at cost(1)(3)	$1,550	$1,996	$1,784	$2,002
Effective dividend yield on equity investments(3)	7.3%	(2.3)%	3.7%	1.4%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	2.9%	4.6%	3.6%	4.0%
Debt, Structured Products and equity investments at cost(1)(3)	$4,754	$4,098	$4,402	$4,215
Effective yield on debt, Structured Products and equity investments(3)	7.9%	6.5%	6.5%	7.9%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	6.0%	9.2%	6.9%	8.6%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and European Capital.

Debt Investments
Interest income on debt investments decreased by $3 million, or 5%, and by $51 million, or 30%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to the net negative impact from non-accrual investments in 2014 compared to 2013. Our weighted average debt investments outstanding increased by $1,015 million and $376 million for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily as a result of new investments in Senior Floating Rate Loans. The average non-accrual debt investments outstanding decreased from $324 million and $305 million for the three and nine months ended September 30, 2013, respectively, to $277 million and $289 million during the three and nine months ended September 30, 2014, respectively.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended September 30, 2014, we recorded additional interest income on uncollected PIK interest income reserved in prior periods of $5 million as a result of debt investments being removed from non-accrual during the three months ended September 30, 2014, which had an approximate 70 basis point positive impact on the effective interest rate on debt investments. For the nine months ended September 30, 2014, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $14 million as a result of debt investments being placed on non-accrual, which had an approximate 90 basis point negative impact on the effective interest rate on debt investments. For the three and nine months ended September 30, 2013, we recorded additional interest income on uncollected PIK interest income reserved in prior periods of $7 million and $18 million, respectively, as a result of debt investments being removed from non-accrual during the three and nine months ended September 30, 2013, which had an approximate 150 basis point and 130 basis point positive impact, respectively, on the effective interest rate on debt investments.
Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, increased by $40 million, or 333%, and by $30 million, or 150%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to the recording of reserves on accrued dividend income attributable to prior periods from preferred stock investments during the three and nine months ended September 30, 2013. As a result, the monthly weighted average effective dividend yield on equity investments was 7.3% and 3.7% for the three and nine months ended September 30, 2014, respectively, a 960 basis point and 230 basis point increase over the comparable periods in 2013.
When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued PIK dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued PIK dividend income which was reserved in prior periods. For the three and nine months ended September 30, 2014, we recorded dividend income for the reversal of reserves of accrued PIK dividend income attributable to prior periods from preferred stock investments of $17 million and $2 million, respectively, which had an approximate 440 basis point and 10 basis point positive impact, respectively, on the effective dividend yield on equity investments. For the three and nine months ended September 30, 2013, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $35 million and $40 million, respectively, which had an approximate 690 basis point and 260 basis point negative impact, respectively, on the effective dividend yield on equity investments.
We recorded dividend income for non-recurring dividends on common equity investments of $5 million and $20 million for the three and nine months ended September 30, 2014, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2013, respectively.
Equity Investments - ACAM
Dividend income from ACAM was $22 million and $55 million for the three and nine months ended September 30, 2014, respectively, and $25 million and $81 million for the three and nine months ended September 30, 2013, respectively. The decrease in dividend income during the three and nine months ended September 30, 2014 over the comparable periods in 2013 was primarily due to a decrease in fees earned for the management of AGNC and MTGE. The decline in fees earned by ACAM for managing AGNC and MTGE was primarily due to a decline in their equity as a result of repurchases of common stock and realized losses. In addition, we received dividends from ACAM which were recorded as a reduction to the cost basis of our investment in ACAM of $3 million and $7 million for the three and nine months ended September 30, 2014, respectively, and $1 million and $6 million for the three and nine months ended September 30, 2013, respectively.
Fee Income
Portfolio Company Advisory and Administrative Fees
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees decreased by $2 million, or 50%, and by $4 million, or 33%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to a decrease in the number of our portfolio companies.

Advisory and Administrative Services - ACAM
We have entered into service agreements with ACAM to provide asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three and nine months ended September 30, 2014 were $6 million and $21 million, respectively, compared to $8 million and $18 million for the three and nine months ended September 30, 2013, respectively.
Other Fees
Other fees are primarily composed of transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These fees amounted to $6 million and $15 million for the three and nine months ended September 30, 2014, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2013, respectively.
Operating Expenses
Operating expenses increased by $4 million, or 7%, and $1 million, or 1%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013. Operating expenses consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest	$14	$10	$37	$32
Salaries, benefits and stock-based compensation	37	34	114	115
General and administrative	12	15	39	42
Total operating expenses	$63	$59	$190	$189

Interest
Interest expense increased by $4 million, or 40%, and by $5 million, or 16%, for the three and nine months ended September 30, 2014, respectively, over the comparable periods in 2013, primarily due to an increase in the daily weighted average debt balance partially offset by a decrease in the weighted average interest rate on our borrowings. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2014 was 5.1% and 5.5%, respectively, compared to 6.8% and 6.6%, respectively, for the comparable periods in 2013. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and nine months ended September 30, 2014 was 4.4% and 4.8%, respectively, compared to 5.7% and 5.4%, respectively, for the comparable periods in 2013.
Salaries, Benefits and Stock-based Compensation
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Base salaries	$14	$15	$44	$46
Incentive compensation	10	7	32	36
Benefits	2	3	9	9
Stock-based compensation	11	9	29	24
Total salaries, benefits and stock-based compensation	$37	$34	$114	$115
Salaries, benefits and stock-based compensation for the three months ended September 30, 2014 increased $3 million, or 9%, from the comparable period in 2013 primarily due to an increase in incentive compensation. Salaries, benefits and stock-based compensation for the nine months ended September 30, 2014 decreased $1 million, or 1%, from the comparable period in 2013 primarily due to a decrease in incentive compensation. As discussed in Note 5 to our interim consolidated financial statements in this Form 10-Q, we recorded $5 million of additional stock-based compensation expense during the three months ended September 30, 2014 as a result of the acceleration of vesting on outstanding stock options for certain employees in conjunction with the ACE III transaction. As of September 30, 2014, we had 256 total employees compared to 288 total employees as of September 30, 2013.

Tax (Provision) Benefit
Our tax (provision) benefit consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax provision - net operating income	$(15)	$(24)	$(41)	$(62)
Tax benefit - net realized gain (loss)	17	32	19	57
Tax (provision) benefit - net unrealized appreciation	(6)	(33)	29	(35)
Total tax (provision) benefit	$(4)	$(25)	$7	$(40)
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
The tax provision - net operating income for the three and nine months ended September 30, 2014 decreased by $9 million, or 38%, and $21 million, or 34%, respectively, from the comparable periods in 2013 primarily due to the impact of the relative accrual of PIK dividends on preferred stock, which have an effective tax rate of 0% due to their expected capital character for tax purposes.
The tax benefit - net realized gain (loss) for the three and nine months ended September 30, 2014 decreased by $15 million, or 47%, and $38 million, or 67%, respectively, from the comparable periods in 2013 primarily due to the relative amounts of realizations treated as capital gains or losses, which have an effective tax rate of 0% as well as gains and losses that reduce ordinary income, which has an effective tax rate of approximately 39%.
The tax provision - net unrealized appreciation for the three months ended September 30, 2014 decreased by $27 million, or 82%, from the comparable period in 2013 primarily due to the amounts of unrealized appreciation that impact capital gain or loss. The tax benefit - net unrealized appreciation for the nine months ended September 30, 2014 was $29 million compared to a tax provision of $35 million for the nine months ended September 30, 2013. The change in the (provision) benefit in net unrealized appreciation is primarily due to the amounts of unrealized appreciation for the nine months ended September 30, 2014 that impact capital gain or loss as well as the consolidation of AC Corporate Holdings, Inc. in the second quarter of 2014, which resulted in a $30 million tax benefit.

Net Realized Gain (Loss)
Our net realized gain (loss) consisted of the following individual portfolio companies with realized gains (losses) greater than $15 million (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sale to American Capital Equity III, LP	$107	$—	$107	$—
Specialty Brands Holdings, Inc.	—	—	35	—
SPL Acquisition Corp.	—	—	33	—
Anchor Drilling Fluids USA, Inc.	2	—	21	—
Mirion Technologies, Inc.	—	—	—	27
Other, net	1	9	8	24
Total gross realized portfolio gain	110	9	204	51

CH Holding Corp.	—	—	(50)	—
FL Acquisitions Holdings, Inc.	(33)	—	(33)	—
Egenera, Inc.	—	—	(28)	—
Neways Holdings, L.P.	(16)	—	(16)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	—	(25)	—	(27)
LB-UBS Commercial Mortgage Trust 2007-C6	—	(15)	—	(15)
FPI Holding Corporation	—	—	—	(13)
Paradigm Precision Holdings, LLC	—	—	—	(30)
Other, net	(15)	(43)	(24)	(82)
Total gross realized portfolio loss	(64)	(83)	(151)	(167)
Total net realized portfolio gain (loss)	46	(74)	53	(116)
Derivative agreements	1	2	3	(15)
WRH, Inc. equity option	(45)	—	(45)	—
Foreign currency transactions	(8)	1	(5)	—
Tax benefit	17	32	19	57
Total net realized gain (loss)	$11	$(39)	$25	$(74)

The following are summary descriptions of portfolio companies with realized gains or losses equal to or greater than $30 million.
As discussed in Note 12 to our interim consolidated financial statements in this Form 10-Q, on April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. During the three months ended September 30, 2014, we recognized a net realized gain of $62 million on the transaction. This was comprised of a $107 million net realized gain on the redemption of our partnership interests in ACE III and a realized loss of $45 million related to the fair value of the Equity Option.
In the third quarter of 2014, our portfolio company, FL Acquisitions Holdings, Inc., was sold. As part of the sale, we received $62 million in cash proceeds, realizing a loss of $33 million offset by a reversal of unrealized depreciation of $35 million. We also expect to receive $2 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2014, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the second quarter of 2014, our portfolio company, Specialty Brands Holdings, Inc., was sold. As part of the sale, we received $51 million in cash proceeds, realizing a gain of $35 million offset by a reversal of unrealized appreciation of $38 million. We also expect to receive $3 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2014, which are recorded in the financial statement line item other assets in our consolidated balance sheets.

In the second quarter of 2014, our portfolio company, SPL Acquisition Corp., was sold. As part of the sale, we received $192 million in cash proceeds, realizing a gain of $33 million offset by a reversal of unrealized appreciation of $33 million. We also expect to receive $18 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2014, which are recorded in the financial statement line item other assets in our consolidated balance sheets. Furthermore, as of September 30, 2014, we accrued an additional $10 million at fair value for additional proceeds contingent upon drug approval by the U.S. Food and Drug Administration and revenue earnout payments after certain milestones are achieved.
In the second quarter of 2014, our portfolio company, CH Holding Corp., was sold. As part of the sale, we received $6 million in cash proceeds, realizing a loss of $50 million offset by a reversal of unrealized depreciation of $49 million. We also expect to receive $1 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2014, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the first quarter of 2013, our portfolio company, Paradigm Precision Holdings, LLC, was sold. As part of the sale, we received $122 million in cash proceeds, realizing a loss of $30 million partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $3 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2014, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
Net Unrealized Appreciation (Depreciation)

The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross unrealized appreciation of American Capital One Stop Buyouts®	$125	$79	$162	$172
Gross unrealized depreciation of American Capital One Stop Buyouts®	(15)	(68)	(180)	(138)
Gross unrealized appreciation of Sponsor Finance Investments	26	34	48	86
Gross unrealized depreciation of Sponsor Finance Investments	(7)	(57)	(44)	(85)
Net unrealized appreciation of European Capital investment	37	68	167	179
Net unrealized appreciation (depreciation) of European Capital foreign currency translation	12	(18)	14	(7)
Net unrealized (depreciation) appreciation of ACAM	—	(119)	222	20
Net unrealized depreciation of Senior Floating Rate Loans	(16)	—	(16)	—
Net unrealized appreciation (depreciation) of Structured Products investments	8	(7)	9	(27)
Reversal of prior period net unrealized (appreciation) depreciation upon realization	(35)	83	(27)	110
Net unrealized appreciation (depreciation) of portfolio investments	135	(5)	355	310
Foreign currency translation - European Capital	(63)	49	(75)	29
Foreign currency translation - other	(3)	2	(7)	2
Derivative agreements and other	(11)	2	(13)	16
Tax (provision) benefit	(6)	(33)	29	(35)
Net unrealized appreciation	$52	$15	$289	$322

See Note 3 to our interim consolidated financial statements in this Form 10-Q for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the three months ended September 30, 2014, American Capital One Stop Buyouts® experienced $110 million of net unrealized appreciation driven by improved company performance, multiple expansion of comparable companies and narrowing investments spreads. For the nine months ended September 30, 2014, American Capital One Stop Buyouts® experienced $18 million of net unrealized depreciation driven by the ACE III transaction and specific company performance. For the three and nine months ended September 30, 2013, American Capital One Stop Buyouts® experienced $11 million and $34 million, respectively, of net unrealized appreciation driven primarily by improved company performance, multiple expansion of comparable companies and narrowing investments spreads.

Sponsor Finance Investments
For the three and nine months ended September 30, 2014, Sponsor Finance Investments experienced $19 million and $4 million of net unrealized appreciation, respectively, primarily driven by specific company performance. For the three and nine months ended September 30, 2013, Sponsor Finance Investments experienced $23 million of net unrealized depreciation and $1 million of net unrealized appreciation, respectively, primarily driven by specific company performance.
European Capital
As of September 30, 2014, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $824 million and $678 million, respectively. For the three months ended September 30, 2014, we recognized unrealized appreciation of $49 million on our investment in European Capital composed of $37 million of unrealized appreciation on our investment and $12 million of unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of European Capital. For the nine months ended September 30, 2014, we recognized unrealized appreciation of $181 million on our investment in European Capital composed of $167 million unrealized appreciation on our investment and $14 million of unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of European Capital. For the three months ended September 30, 2013, we recognized net unrealized appreciation of $50 million on our investment in European Capital composed of $68 million unrealized appreciation on our investment and $18 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the nine months ended September 30, 2013, we recognized net unrealized appreciation of $172 million on our investment in European Capital composed of $179 million unrealized appreciation on our investment and $7 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital.
For the three and nine months ended September 30, 2014, we recorded unrealized depreciation of $63 million and $75 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized depreciation of $66 million and $82 million for foreign currency translation for the three and nine months ended September 30, 2014, respectively). For the three and nine months ended September 30, 2013, we recorded unrealized appreciation of $49 million and $29 million for foreign currency translation, respectively, on the cost basis in our investment in European Capital (included in our total unrealized appreciation of $51 million and $31 million for foreign currency translation for the three and nine months ended September 30, 2013, respectively).
During the three and nine months ended September 30, 2014, the unrealized appreciation on our investment in European Capital of $37 million and $167 million, respectively, excluding unrealized appreciation on foreign currency translation, was due primarily to multiple expansion as well as a reduction in the discount applied to the NAV of European Capital. In addition, we received dividends from European Capital of $127 million and $265 million for the three and nine months ended September 30, 2014, respectively, that was treated as a return of capital. During the three and nine months ended September 30, 2013, the unrealized appreciation on our investment in European Capital of $68 million and $179 million, respectively, excluding unrealized appreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a decrease to the discount applied to its NAV.
The following is a summary composition of European Capital’s NAV at fair value and our equity investment’s implied discount to European Capital’s NAV at fair value (€ and $ in millions) as of September 30, 2014, June 30, 2014 and December 31, 2013:

	September 30, 2014	June 30, 2014	December 31, 2013
Debt investments at fair value	€293	€341	€406
Equity investments at fair value	439	419	364
Other assets and liabilities, net	(17)	41	56
Third-party unsecured debt at cost	(112)	(108)	(107)
NAV (Euros)	€603	€693	€719
Exchange rate	1.27	1.37	1.38
NAV (U.S. dollars)	$766	$949	$992
Fair value of American Capital equity investment	$678	$827	$841
Implied discount to NAV	11.5%	12.9%	15.2%

American Capital Asset Management
ACAM had a cost basis and fair value of $396 million and $1,132 million, respectively, as of September 30, 2014. During the nine months ended September 30, 2014, we recognized $222 million of unrealized appreciation on our investment in ACAM. The unrealized appreciation on our investment in ACAM for the nine months ended September 30, 2014 was primarily due to increases in actual and forecasted growth for AGNC and MTGE, multiple expansion and projected fees for managing ACE III. During the three and nine months ended September 30, 2013, we recognized unrealized depreciation of $119 million and unrealized appreciation of $20 million, respectively, on our investment in ACAM. The unrealized depreciation on our investment in ACAM for the three months ended September 30, 2013 was primarily due to a reduction in projected management fees for managing AGNC and MTGE. Due in part to the rapid and substantial increase in mortgage spreads relative to similar treasury securities during the third quarter of 2013, the NAV and stock price of two mortgage REITs declined during the quarter. The unrealized appreciation on our investment in ACAM for the nine months ended September 30, 2013 was primarily due to increases in the projected management fees for managing AGNC and MTGE due to significant growth in their equity capital of each company during the first quarter of 2013, partially offset by a reduction of projected management fees in the third quarter of 2013 as discussed above.
Structured Products Investments
American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO and CMBS securities) with a cost basis and fair value of $482 million and $417 million, respectively, as of September 30, 2014. During the three and nine months ended September 30, 2014, we recorded $8 million and $9 million, respectively, of net unrealized appreciation on our Structured Products investments primarily due to an increase in the fair value of marketable equity securities held within one of our CLO investments. During the three and nine months ended September 30, 2013, we recorded $7 million and $27 million, respectively, of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans due to decreasing spreads on underlying collateral.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio, cash and cash equivalents, our four-year $250 million secured revolving credit facility (the “$250 Million Revolving Credit Facility”) and our two-year $750 million secured revolving credit facility (the “$750 Million Revolving Credit Facility”). As of September 30, 2014, we had no loans outstanding under our $250 Million Revolving Credit Facility and $595 million outstanding under our $750 Million Revolving Credit Facility.
As of September 30, 2014, we had $464 million of cash and cash equivalents and $186 million of restricted cash and cash equivalents. As of September 30, 2014, our restricted cash and cash equivalents included $100 million of the funded cash collateral on deposit with a custodian under our total return swaps. During the three and nine months ended September 30, 2014 and 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments.
As of September 30, 2014, our required principal amortization for the next twelve months consists of $4.5 million scheduled amortization on our secured term loans. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.
Operating, Investing and Financing Cash Flows
For the nine months ended September 30, 2014 and 2013, net cash provided by operations was $89 million and $136 million, respectively. Our cash flow from operations for the nine months ended September 30, 2014 and 2013 was primarily from the collection of interest, dividends and fees on our investment portfolio, less operating expenses.
For the nine months ended September 30, 2014, net cash used in investing activities was $400 million. For the nine months ended September 30, 2013, net cash provided by investing activities was $432 million. Our cash flow from investing activities included cash proceeds from the realization of portfolio investments totaling $1,992 million and $649 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had portfolio investments totaling $5,929 million at fair value, including $3,004 million in debt investments, $2,508 million in equity investments and $417 million in Structured Products investments. However, majority of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the nine months ended September 30, 2014, net cash provided by financing activities was $460 million. For the nine months ended September 30, 2013, net cash used in financing activities was $266 million. Our cash flow from financing activities during the nine months ended September 30, 2014 was primarily due to $595 million in proceeds received from our revolving credit facility, partially offset by $137 million for repurchases of our common stock. The primary use of cash from financing activities during the nine months ended September 30, 2013 was debt payments of $178 million on our asset securitizations and $429 million for repurchases of our common stock.
Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2014, our debt obligations, excluding discounts, were $1,390 million and our asset coverage was 423%. In our calculation of asset coverage, we are including a notional amount of $391 million for the loans related to our total return swap transactions, less $100 million of cash collateral provided as of September 30, 2014. See Note 4 to our interim consolidated financial statements in this Form 10-Q for further discussion of our debt obligations.
The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 2015	$4.5 million
August 2016	$4.5 million
Secured Term Loans Maturity Date (August 2017)	Outstanding Balance
Unsecured Private Notes Maturity Date (September 2018)	Outstanding Balance

Total Return Swaps
American Capital TRS, LLC (“ACTRS”), a wholly owned consolidated affiliate of American Capital, entered into total return swap transactions with Citibank, N.A. (the “2012 TRS” and “2012 TRS II”). The total return swaps, which are non-recourse to American Capital, replicate the performance of reference pools of broadly syndicated loans (each, a “Reference Pool”). The maximum amount of the loans that can be included in the Reference Pool is $400 million (determined at the time each such loan is added to the Reference Pool) and the maximum cash collateral requirement is $100 million. As of September 30, 2014, ACTRS had provided $100 million of cash collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. ACTRS may also be required to post additional collateral from time to time as a result of unrealized losses on the loans included in each Reference Pool. As of September 30, 2014, the loans in the Reference Pools for the 2012 TRS and the 2012 TRS II had a notional of approximately $391 million.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of September 30, 2014, our NAV was $20.54 per share and our closing market price was $14.16 per share.
During 2011, our Board of Directors adopted a program that may provide for stock repurchases or dividend payments (“Stock Repurchase and Dividend Program”). During the three months ended March 31, 2014, we repurchased a total of 8.9 million of our common stock in the open market for $137 million at an average price of $15.38 per share. During the three and nine months ended September 30, 2013, we repurchased a total of 13.4 million shares and 31.5 million shares, respectively, of our common stock in the open market for $176 million and $429 million, respectively, at an average price of $13.11 per share and $13.62 per share, respectively. In March 2014, our Board of Directors suspended the Stock Repurchase and Dividend Program for an indefinite period. See Note 9 to our interim consolidated financial statements in this Form 10-Q for further discussion of the Stock Repurchase and Dividend Program.
Commitments
As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $231 million to 25 portfolio companies, with $75 million of the commitments related to the undrawn revolving credit facility for European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.
Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2014, loans on non-accrual status for 15 portfolio companies had a cost basis and fair value of $256 million and $172 million, respectively.
As of September 30, 2014 and December 31, 2013, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	September 30, 2014	December 31, 2013
Current	$2,787	$1,377
0 - 30 days past due	—	26
31 - 60 days past due	45	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	45	26
Non-accruing loans at cost	256	287
Total loans at cost	$3,088	$1,690
Non-accruing loans at fair value	$172	$154
Total loans at fair value	$3,004	$1,580
Non-accruing loans at cost as a percent of total loans at cost	8.3%	17.0%
Non-accruing loans at fair value as a percent of total loans at fair value	5.7%	9.7%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	67.2%	53.7%
Non-accruing loans at cost decreased $31 million from December 31, 2013 to September 30, 2014 primarily due to approximately $75 million of exits and write-offs and approximately $10 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $74 million of loans placed on non-accrual status due to weaker portfolio company performance. In addition, the cost basis of existing non-accrual loans was reduced by approximately $26 million for reserves of accrued PIK interest.

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
As of September 30, 2014, approximately 12% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 75% were at variable rates with interest rate floors, primarily one-month LIBOR, 1% were at variable rates with no interest rate floors and 12% were on non-accrual status (1% of loans on non-accrual status were at variable rates). Additionally, approximately 32% of our borrowings bear interest at variable rates with a 0.75% interest rate floor, 43% of our borrowings bear interest at variable rates with no interest rate floors and 25% of our borrowings bear interest at fixed rates. The one-month LIBOR rate was 0.2% as of September 30, 2014.
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

Based on our September 30, 2014 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Earnings (Loss)
Up 400 basis points	$47	$39	$8	$8
Up 300 basis points	$32	$29	$3	$3
Up 200 basis points	$17	$19	$(2)	$(2)
Up 100 basis points	$3	$8	$(5)	$(5)
Down 100 basis points	$—	$(1)	$1	$1
Foreign Currency Risks
We have a limited number of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and nine months ended September 30, 2014, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $66 million and $82 million, respectively. This was primarily as a result of changes in the Euro and U.S. dollar exchange rates.
As of September 30, 2014, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of September 30, 2014. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $34 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2014, the fair value of 72% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2014