Form 10-Q
period 2015-06-30
AMERICAN CAPITAL, LTD
filed 2015-08-10
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of July 31, 2015, was 272,243,288.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $4,375 and $3,846, respectively)	$4,179	$3,472
Affiliate investments (cost of $36 and $29, respectively)	55	26
Control investments (cost of $2,602 and $2,542, respectively)	3,026	2,782
Total investments at fair value (cost of $7,013 and $6,417, respectively)	7,260	6,280
Cash and cash equivalents	274	676
Restricted cash and cash equivalents	78	167
Interest and dividend receivable	50	46
Deferred tax asset, net	264	354
Other	159	117
Total assets	$8,085	$7,640
Liabilities and Shareholders’ Equity
Debt ($5 and $5 due within one year, respectively)	$2,107	$1,703
Trade date settlement liability	402	191
Other	120	274
Total liabilities	2,629	2,168
Commitments and contingencies (Note 12)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 271.9 and 271.1 issued and 268.1 and 266.9 outstanding, respectively	3	3
Capital in excess of par value	6,231	6,246
Cumulative translation adjustment, net of tax	(116)	(38)
Distributions in excess of net realized earnings	(824)	(505)
Net unrealized appreciation (depreciation) of investments	162	(234)
Total shareholders’ equity	5,456	5,472
Total liabilities and shareholders’ equity	$8,085	$7,640
Net Asset Value Per Common Share Outstanding	$20.35	$20.50

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$85	$28	$163	$41
Affiliate investments	—	(5)	—	(5)
Control investments	66	60	126	118
Total interest and dividend income	151	83	289	154
Fee income
Non-Control/Non-Affiliate investments	3	5	5	6
Affiliate investments	—	—	—	—
Control investments	14	12	28	24
Total fee income	17	17	33	30
Total operating revenue	168	100	322	184
Operating Expenses
Interest	20	11	37	23
Salaries, benefits and stock-based compensation	32	35	72	77
European Capital management fees	4	—	8	—
General and administrative	15	13	30	27
Total operating expenses	71	59	147	127
Net Operating Income Before Income Taxes	97	41	175	57
Tax provision	(30)	(15)	(58)	(26)
Net Operating Income	67	26	117	31
Net realized gain (loss)
Non-Control/Non-Affiliate investments	(230)	32	(238)	34
Affiliate investments	—	(27)	—	(8)
Control investments	(54)	(19)	(252)	(19)
Foreign currency transactions	3	1	1	3
Derivative agreements and other	46	1	(2)	2
Tax benefit	12	5	55	2
Total net realized (loss) gain	(223)	(7)	(436)	14
Net unrealized appreciation (depreciation)
Portfolio company investments	140	185	369	220
Foreign currency translation	13	(12)	32	(16)
Derivative agreements and other	65	(3)	71	(2)
Tax benefit (provision)	—	23	(76)	35
Total net unrealized appreciation	218	193	396	237
Total net (loss) gain	(5)	186	(40)	251
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$62	$212	$77	$282

Net Operating Income Per Common Share
Basic	$0.25	$0.10	$0.43	$0.12
Diluted	$0.24	$0.09	$0.41	$0.11
Net Earnings Per Common Share
Basic	$0.23	$0.80	$0.28	$1.05
Diluted	$0.22	$0.76	$0.27	$1.00
Weighted Average Shares of Common Stock Outstanding
Basic	272.4	266.2	271.8	268.4
Diluted	283.4	278.5	283.2	280.9
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings	$62	$212	$77	$282
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $3 and ($17), respectively	18	—	(78)	—
Comprehensive income (loss)	$80	$212	$(1)	$282

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2015	2014
Operations
Net operating income, net of tax	$117	$31
Net realized (loss) gain, net of tax	(436)	14
Net unrealized appreciation, net of tax	396	237
Net earnings	77	282
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	52	16
Repurchase of common stock	(93)	(137)
Stock-based compensation	20	13
Cumulative translation adjustment, net of tax	(78)	—
Other	6	5
Net decrease in net assets resulting from capital share transactions	(93)	(103)
Total (decrease) increase in net assets	(16)	179
Net assets at beginning of period	5,472	5,126
Net assets at end of period	$5,456	$5,305

Net asset value per common share outstanding	$20.35	$20.12
Common shares outstanding at end of period	268.1	263.7

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net earnings	$77	$282
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments before income taxes	(472)	(202)
Net realized loss (gain) on investments before income taxes	491	(12)
Effects on exchange rate changes on assets and liabilities denominated in foreign currencies	4	—
Accrued PIK interest and dividends on investments	(48)	(3)
Stock-based compensation	15	18
Increase in interest and dividend receivable	(5)	(2)
Decrease (increase) in deferred tax asset, net	77	(11)
Increase in other assets	(5)	(5)
Decrease in other liabilities	(17)	(16)
Payment of Long Term Incentive Plan Liability	(46)	—
Other	1	(2)
Net cash provided by operating activities	72	47
Investing Activities
Purchases and originations of investments	(1,738)	(915)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	5	(9)
Principal repayments on debt investments	347	239
Proceeds from loan syndications and loan sales	260	21
Payment of accrued PIK notes and dividends and accreted original issue discounts	29	124
Proceeds from equity investments	183	466
Decrease (increase) in cash collateral on total return swaps	95	(35)
Other	(1)	(2)
Net cash used in investing activities	(820)	(111)
Financing Activities
Proceeds from revolving credit facilities, net	465	—
Payments on secured borrowings	(58)	—
Increase in debt service escrows	(11)	—
Proceeds from issuance of common stock upon exercise of stock options	52	16
Repurchase of common stock	(93)	(137)
Other	3	5
Net cash provided by (used in) financing activities	358	(116)
Effect of currency rate changes on cash and cash equivalents	(12)	—
Net decrease in cash and cash equivalents	(390)	(180)
Cash and cash equivalents at beginning of period	676	315
Cash and cash equivalents at end of period	$274	$135

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2015	2014
Per Share Data
Net asset value at beginning of the period	$20.50	$18.97
Net operating income(1)	0.43	0.12
Net realized (loss) gain, net of tax(1)	(1.61)	0.05
Net unrealized appreciation, net of tax(1)	1.46	0.88
Net earnings(1)	0.28	1.05
Issuance of common stock from stock compensation plans	(0.35)	(0.11)
Repurchase of common stock	0.14	0.15
Cumulative translation adjustment, net of tax	(0.29)	—
Other, net(2)	0.07	0.06
Net asset value at end of period	$20.35	$20.12
Ratio/Supplemental Data
Per share market value at end of period	$13.55	$15.29
Total investment loss(3)	(7.26%)	(2.24%)
Shares of common stock outstanding at end of period	268.1	263.7
Net assets at end of period	$5,456	$5,305
Average net assets(4)	$5,451	$5,170
Average debt outstanding(5)	$2,025	$800
Average debt outstanding per common share(1)	$7.45	$2.98
Portfolio turnover rate(6)	25.31%	33.25%
Ratio of operating expenses to average net assets(6)	5.44%	4.95%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.07%	4.06%
Ratio of interest expense to average net assets(6)	1.37%	0.90%
Ratio of net operating income to average net assets(6)	4.33%	1.21%

(1)	Weighted average basic per share data.

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

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$5.6	$5.6	$5.6
Aderant North America, Inc.	Software	Second Lien Senior Debt(6)	10.0%	N/A	6/19		27.6	27.5	27.9
AmWINS Group, LLC	Insurance	Second Lien Senior Debt	9.5%	N/A	9/20		46.0	44.9	46.5
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		45.8	43.6	46.7
		Common Stock(4)				1,224,089		2.2	8.6
								45.8	55.3
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		32.1	32.1	32.1
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.8	8.2
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,569,721		0.7	—
								3.2	3.0
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	15.1
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.7
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	24.7
Crossroads Equity Holdings LLC	Real Estate	First Lien Senior Debt(6)	5.7%	N/A	6/18		3.2	3.2	3.2
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.9
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.5%	3.2%	12/16		15.1	15.1	13.1
		Mezzanine Debt(6)	N/A	11.0%	12/22		2.2	2.2	1.3
								17.3	14.4
Denver II Hospitality, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	7/18		12.0	12.0	12.0
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	12.0%	3.1%	2/19		21.7	21.0	21.0
		Common Stock Warrants(4)				863,887		0.8	0.8
								21.8	21.8
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	7.7%	N/A	1/18		6.9	6.9	6.9
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)				3,047,200		—	4.1
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	5.0
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.6
		Common Stock Warrants(4)(6)				7,067		—	0.2
								—	0.8
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	10.0
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	19.7
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.9	1.9	1.9
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	39.5
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	24.3
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.7
Lenox Park C-F Owner, LLC	Real Estate	First Lien Senior Debt(6)	4.9%	N/A	4/18		17.0	17.0	17.0
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	44.4
		Common Stock(4)(6)				5,000		5.0	5.0
								51.0	49.4
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	7.0
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	12/17		7.0	7.0	7.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.9	19.7	19.7
Parkeon S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.3%	N/A	12/17		4.2	3.9	2.8
		Redeemable Preferred Stock(4)(6)				5,234,743		0.5	2.3
								4.4	5.1
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.8
Photonis Technologies SAS(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		19.9	19.7	19.7
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.4	5.5
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	25.1
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		20.6	20.7	20.9
Sparta Systems, Inc.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		24.8	24.6	24.9
		Convertible Preferred Stock(6)				743		0.8	0.8
		Common Stock(4)				308,224		—	0.4
								25.4	26.1
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		33.0	32.8	32.8
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tectum Holdings, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	40.9	41.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	3.3
								43.4	45.2
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		33.0	32.9	33.2
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.2
		Common Stock(4)(6)				5,521,203		5.5	3.0
								5.6	3.2
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		10.7	10.6	8.6
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	19.8
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.1%	6.1%	8/18		100.0	99.7	95.3

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt	6.5%	3.3%	12/16		81.1	81.1	79.4
		Mezzanine Debt	N/A	11.0%	12/22		11.7	11.7	7.7
								92.8	87.1
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		17.0	12.6
Hilding Anders AB(7)	Household Durables	Mezzanine Debt(5)	N/A	12.0%	12/19		35.1	16.2	—
Legendre Holding 31 S.A.(7)	Leisure Products	First Lien Senior Debt	7.2%	N/A	1/21		9.1	9.1	8.7
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.3%	11/19		21.6	11.5	—
MP Equity S.A.S.(7)	Food Products	Redeemable Preferred Stock(4)					2.3	2.3	—
Parts Holding Coörperatief U.A.(7)	Distributors	Common Stock(4)				568,624		—	5.9
Tiama 2 S.A.S.(7)	Machinery	Mezzanine Debt(5)	4.6%	5.0%	2/17		47.9	25.6	—
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		35.3	25.2	—
		Mezzanine Debt(5)	—%	8.3%	9/17		72.9	38.8	—
								64.0	—

SENIOR FLOATING RATE LOANS
1011778 B.C. Unlimited Liability Company(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.8%	N/A	12/21		17.9	17.8	17.9
24 Hour Fitness Worldwide, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	5/21		7.6	7.6	7.2
Accellent Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.5%	N/A	3/21		17.4	17.3	17.3
Acosta Holdco, Inc.	Media	First Lien Senior Debt(6)	4.3%	N/A	9/21		26.9	27.0	26.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Advantage Sales & Marketing Inc.	Professional Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		25.8	25.8	25.8
		Second Lien Senior Debt(6)	7.5%	N/A	7/22		1.0	1.0	1.0
								26.8	26.8
Affinia Group Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	4/20		7.6	7.6	7.6
Air Medical Group Holdings, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	4/22		4.0	4.0	4.0
Akorn, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	5.0
Albertson's LLC	Food & Staples Retailing	First Lien Senior Debt(6)	5.4%	N/A	3/19		2.0	2.0	2.0
AlixPartners, LLP	Diversified Financial Services	First Lien Senior Debt(6)	4.0%	N/A	7/20		18.9	18.9	18.9
Alliance Laundry Systems LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/18		9.8	9.8	9.8
Alliant Holdings I, LLC	Insurance	First Lien Senior Debt(6)	5.0%	N/A	12/19		2.2	2.2	2.2
Allison Transmission, Inc.(7)	Auto Components	First Lien Senior Debt(6)	3.5%	N/A	8/19		5.0	5.0	5.0
American Airlines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.5%	N/A	6/20		9.9	9.9	9.9
American Renal Holdings Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	8/19		7.5	7.5	7.5
American Tire Distributors, Inc.	Distributors	First Lien Senior Debt(6)	5.3%	N/A	9/21		5.0	4.9	5.0
AmSurg Corp.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	7/21		16.9	16.9	16.9
AmWINS Group, LLC	Insurance	First Lien Senior Debt(6)	5.3%	N/A	9/19		8.8	8.8	8.8
Anchor Glass Container Corporation	Containers & Packaging	First Lien Senior Debt(6)	4.6%	N/A	6/21-6/22		19.6	19.6	19.6
Applied Systems, Inc.	Software	First Lien Senior Debt(6)	4.3%	N/A	1/21		8.9	8.9	8.9
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		2.0	2.0	1.9
Aramark Corporation(7)	Commercial Services & Supplies	First Lien Senior Debt(6)	3.3%	N/A	2/21		14.7	14.6	14.7
Ardent Medical Services, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	6.8%	N/A	7/18		0.3	0.3	0.3
ARG IH Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	11/20		6.8	6.8	6.8
Aristocrat Leisure Limited(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	10/21		6.9	6.8	6.9
Ascend Learning, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	5.5%	N/A	7/19		2.4	2.4	2.4
Ascensus, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/19		5.7	5.8	5.7
Asurion, LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	5/19		7.3	7.4	7.4
Atlantic Power Limited Partnership(7)	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.8%	N/A	2/21		4.1	4.1	4.1
Axalta Coating Systems Dutch Holding B B.V.(7)	Chemicals	First Lien Senior Debt(6)	3.8%	N/A	2/20		5.0	5.0	5.0
AZ Chem US Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	6/21		4.2	4.3	4.2
B/E Aerospace, Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	4.0%	N/A	12/21		6.0	6.0	6.0
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		9.3	9.3	8.7
Bass Pro Group, LLC	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	6/20		8.0	8.0	8.0
Berlin Packaging L.L.C.	Containers & Packaging	First Lien Senior Debt(6)	4.5%	N/A	10/21		9.4	9.4	9.5
BJ's Wholesale Club, Inc.	Food & Staples Retailing	First Lien Senior Debt(6)	4.5%	N/A	9/19		6.9	6.9	6.9
Blackboard Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	10/18		4.9	5.0	4.9
Blue Coat Holdings, Inc.	Communications Equipment	First Lien Senior Debt(6)	4.5%	N/A	5/22		7.0	7.0	7.0
Boulder Brands, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.5%	N/A	7/20		6.3	6.3	6.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Boyd Gaming Corporation(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	8/20		6.2	6.2	6.2
The Brickman Group Ltd. LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	4.0%	N/A	12/20		17.9	17.8	17.8
Burlington Coat Factory Warehouse Corporation(7)	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	8/21		10.6	10.6	10.6
BWay Intermediate Company, Inc.	Containers & Packaging	First Lien Senior Debt(6)	5.5%	N/A	8/20		4.0	3.9	4.0
Camp International Holding Company	Transportation Infrastructure	First Lien Senior Debt(6)	4.8%	N/A	5/19		7.7	7.7	7.7
Capital Automotive L.P.	Real Estate	First Lien Senior Debt(6)	4.0%	N/A	4/19		16.3	16.3	16.3
Capital Safety North America Holdings Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	3.8%	N/A	3/21		9.3	9.2	9.3
Capsugel Holdings US, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	8/18		29.4	29.3	29.4
Carecore National, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	3/21		4.9	5.0	5.0
Carros Finance Luxembourg S.A.R.L.(7)	Machinery	First Lien Senior Debt(6)	4.5%	N/A	9/21		8.9	9.0	9.0
Catalent Pharma Solutions, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	5/21		15.4	15.4	15.4
CCM MERGER INC.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	8/21		4.6	4.6	4.6
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	2/21		12.4	12.2	12.1
Cequel Communications, LLC	Media	First Lien Senior Debt(6)	3.5%	N/A	2/19		30.9	30.8	30.9
Checkout Holding Corp.	Media	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	4.4
CHS/Community Health Systems, Inc.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	3.9%	N/A	12/19-1/21		17.0	17.0	17.0
CityCenter Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	10/20		24.5	24.5	24.6
ClubCorp Club Operations, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	7/20		3.0	3.0	3.0
Commscope, Inc.(7)	Communications Equipment	First Lien Senior Debt(6)	3.8%	N/A	12/22		1.5	1.5	1.5
Compuware Corporation	Software	First Lien Senior Debt(6)	6.3%	N/A	12/21		2.0	1.9	1.9
Connolly, LLC	Professional Services	First Lien Senior Debt(6)	4.5%	N/A	5/21		3.6	3.6	3.6
		Second Lien Senior Debt(6)	8.0%	N/A	5/22		1.0	1.0	1.0
								4.6	4.6
Consolidated Communications, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	12/20		4.9	5.0	4.9
ConvaTec Inc.(7)	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.3%	N/A	6/20		1.0	1.0	1.0
CPG International Inc.	Building Products	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.4	7.4	7.4
CPI Buyer, LLC	Trading Companies & Distributors	First Lien Senior Debt(6)	5.5%	N/A	8/21		2.0	2.0	2.0
CPI International Inc.	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	4.3%	N/A	11/17		10.4	10.4	10.4
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	5.7%	N/A	12/21		4.5	4.4	4.5
DAE Aviation Holdings, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	6.3%	N/A	11/18		3.2	3.2	3.2
Del Monte Foods, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.3%	N/A	2/21		4.9	4.9	4.7
Dell International LLC	Technology Hardware, Storage & Peripherals	First Lien Senior Debt(6)	4.0%	N/A	4/20		22.1	22.2	22.2
Deltek, Inc.	Software	First Lien Senior Debt(6)	5.0%	N/A	6/22		7.9	7.9	7.9
Devix Topco(7)	Containers & Packaging	First Lien Senior Debt(6)	4.3%	N/A	5/21		2.0	2.0	2.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Dialysis Newco, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	4/21		11.9	11.9	11.9
Dole Food Company, Inc.	Food Products	First Lien Senior Debt(6)	4.5%	N/A	11/18		14.8	14.8	14.8
Dollar Tree, Inc.(7)	Multiline Retail	First Lien Senior Debt(6)	3.5%	N/A	3/22		12.2	12.3	12.2
DPX Holdings B.V.(7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		6.9	6.9	6.9
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	11/20		4.9	4.9	4.9
DTZ U.S. Borrower, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	11/21		2.0	2.0	2.0
Duff & Phelps Corporation	Capital Markets	First Lien Senior Debt(6)	4.5%	N/A	4/20		13.3	13.4	13.4
DynCorp International Inc.	Aerospace & Defense	First Lien Senior Debt(6)	6.3%	N/A	7/16		1.0	1.0	1.0
Dynegy Inc.(7)	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.0%	N/A	4/20		2.0	2.0	2.0
Eco Services Operations LLC	Chemicals	First Lien Senior Debt(6)	4.8%	N/A	12/21		2.0	2.0	2.0
EFS Cogen Holdings I LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	3.8%	N/A	12/20		13.7	13.7	13.7
Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Debt(6)	5.8%	N/A	5/21		3.0	3.0	3.0
Emdeon Inc.	Health Care Technology	First Lien Senior Debt(6)	3.8%	N/A	11/18		13.9	13.9	13.9
Emerald Expositions Holding, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	6/20		4.6	4.6	4.6
Energy Transfer Equity, L.P.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.0%	N/A	12/19		5.6	5.6	5.6
Entravision Communications Corporation(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	5/20		1.9	1.9	1.8
Evergreen Acqco 1 LP	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	7/19		1.4	1.4	1.3
EWT Holdings III Corp.	Machinery	First Lien Senior Debt(6)	4.8%	N/A	1/21		4.9	5.0	4.9
Fairmount Minerals, Ltd.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	9/19		4.9	5.0	4.7
FCA US LLC(7)	Automobiles	First Lien Senior Debt(6)	3.3%	N/A	12/18		11.9	11.9	11.9
Ferro Corporation(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	7/21		6.0	5.9	6.0
Filtration Group Corporation	Industrial Conglomerates	First Lien Senior Debt(6)	4.3%	N/A	11/20		5.6	5.6	5.6
First Data Corporation	IT Services	First Lien Senior Debt(6)	3.9%	N/A	3/18-6/22		37.4	37.4	37.4
Fitness International, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	5.5%	N/A	7/20		3.6	3.6	3.5
Flexera Software LLC	Software	First Lien Senior Debt(6)	4.5%	N/A	4/20		5.1	5.2	5.1
Fly Funding II S.à r.l.(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	3.5%	N/A	8/19		4.4	4.5	4.4
Flying Fortress Inc.(7)	Capital Markets	First Lien Senior Debt(6)	3.5%	N/A	4/20		5.3	5.3	5.3
FMG Resources (August 2006) Pty LTD(7)	Metals & Mining	First Lien Senior Debt(6)	3.8%	N/A	6/19		4.9	4.9	4.4
FullBeauty Brands, Inc.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.8%	N/A	3/21		8.4	8.4	8.4
Gates Global LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	7/21		18.0	17.9	17.8
Generic Drug Holdings, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	5.0%	N/A	8/20		3.5	3.5	3.5
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Senior Debt(6)	5.0%	N/A	5/20		6.2	6.2	6.1
The Goodyear Tire & Rubber Company(7)	Auto Components	Second Lien Senior Debt(6)	3.8%	N/A	4/19		6.3	6.3	6.3
Greeneden U.S. Holdings II, LLC	Software	First Lien Senior Debt(6)	4.0%	N/A	2/20		18.9	18.7	18.8
Grosvenor Capital Management Holdings, LLLP	Capital Markets	First Lien Senior Debt(6)	3.8%	N/A	1/21		13.3	13.3	13.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Guggenheim Partners Investment Management Holdings, LLC	Capital Markets	First Lien Senior Debt(6)	4.3%	N/A	7/20		4.9	4.9	5.0
H. J. Heinz Company	Food Products	First Lien Senior Debt(6)	3.3%	N/A	6/20		37.2	37.2	37.2
Hampton Rubber Company	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/21		4.0	4.0	3.6
Harbor Freight Tools USA, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.8%	N/A	7/19		24.9	25.0	25.0
Hearthside Group Holdings, LLC	Food Products	First Lien Senior Debt(6)	4.5%	N/A	6/21		12.4	12.4	12.4
Hemisphere Media Holdings, LLC(7)	Media	First Lien Senior Debt(6)	5.0%	N/A	7/20		0.9	0.9	0.9
The Hertz Corporation(7)	Road & Rail	First Lien Senior Debt(6)	3.5%	N/A	3/18		15.0	14.9	14.9
HFOTCO LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	8/21		1.0	1.0	1.0
The Hillman Group, Inc.	Machinery	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.9	10.9	10.9
Houghton Mifflin Harcourt Company(7)	Diversified Consumer Services	First Lien Senior Debt(6)	4.0%	N/A	5/21		2.9	2.9	2.9
Hub International Limited	Insurance	First Lien Senior Debt(6)	4.0%	N/A	10/20		23.4	23.2	23.2
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		7.1	7.1	7.0
Huntsman International LLC(7)	Chemicals	First Lien Senior Debt(6)	3.8%	N/A	10/21		7.0	7.0	7.0
Hyland Software, Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	2/21-6/22		11.0	11.0	11.0
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		7.9	7.9	7.9
IMS Health Incorporated(7)	Health Care Technology	First Lien Senior Debt(6)	3.5%	N/A	3/21		5.4	5.3	5.4
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	5/21		4.1	4.1	4.0
Ineos US Finance LLC(7)	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	3/22		8.0	8.0	8.0
Infinity Acquisition, LLC	Software	First Lien Senior Debt(6)	4.0%	N/A	8/21		5.0	4.9	4.9
Informatica Corporation	Software	First Lien Senior Debt(6)	4.5%	N/A	6/22		12.0	12.0	12.0
Information Resources, Inc.	Professional Services	First Lien Senior Debt(6)	4.8%	N/A	9/20		12.9	12.9	12.9
Inmar, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.8
Intelsat Jackson Holdings S.A.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	5.0
Interactive Data Corporation	Media	First Lien Senior Debt(6)	4.8%	N/A	5/21		13.4	13.4	13.5
Ion Media Networks, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	12/20		7.9	8.0	8.0
J. Crew Group, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	3/21		7.4	7.4	6.4
J.C. Penney Corporation, Inc.(7)	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	6/19		2.0	2.0	2.0
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	4.5%	N/A	6/21		5.0	4.9	4.9
Key Safety Systems, Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	8/21		7.2	7.2	7.2
Kindred Healthcare, Inc.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	4/21		14.3	14.3	14.4
La Frontera Generation, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.5%	N/A	9/20		13.6	13.7	13.6
La Quinta Intermediate Holdings L.L.C.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	4/21		6.3	6.3	6.3
Landmark Aviation FBO Canada, Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		0.3	0.3	0.3
Landslide Holdings, Inc.	Software	First Lien Senior Debt(6)	5.0%	N/A	2/20		7.3	7.3	7.3
Leonardo Acquisition Corp.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.3%	N/A	1/21		12.3	12.3	12.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Level 3 Financing, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	3.5%	N/A	5/22		7.0	7.0	7.0
Libbey Glass Inc.(7)	Household Durables	First Lien Senior Debt(6)	3.8%	N/A	4/21		4.5	4.4	4.5
Liberty Cablevision of Puerto Rico LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	1/22		5.0	5.0	5.0
Life Time Fitness, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	6/22		6.0	6.0	6.0
LM U.S. Member LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		7.6	7.6	7.6
MCC Iowa LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	1/20-6/21		14.2	14.2	14.2
McJunkin Red Man Corporation(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	5.0%	N/A	11/19		3.4	3.4	3.3
Mediacom Illinois, LLC	Media	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.4	7.4	7.4
The Men's Wearhouse, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	4.5%	N/A	6/21		6.3	6.3	6.3
Michaels Stores, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	3.8%	N/A	1/20		29.6	29.6	29.5
Midas Intermediate Holdco II, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	8/21		5.5	5.5	5.5
Millennium Health, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	4/21		7.8	7.8	3.3
Minerals Technologies Inc.(7)	Chemicals	First Lien Senior Debt(6)	3.8%	N/A	5/21		2.1	2.1	2.1
Mirror Bidco Corp.(7)	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/19		8.4	8.5	8.4
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.2	9.3	9.2
Moneygram International, Inc.(7)	IT Services	First Lien Senior Debt(6)	4.3%	N/A	3/20		3.0	3.0	2.9
MPG Holdco I Inc.	Auto Components	First Lien Senior Debt(6)	3.8%	N/A	10/21		6.4	6.4	6.4
MPH Acquisition Holdings LLC	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	3/21		26.6	26.4	26.4
National Financial Partners Corp.	Insurance	First Lien Senior Debt(6)	4.5%	N/A	7/20		10.4	10.4	10.4
The Neiman Marcus Group Inc.	Multiline Retail	First Lien Senior Debt(6)	4.3%	N/A	10/20		18.4	18.3	18.3
New Albertson's, Inc.	Food & Staples Retailing	First Lien Senior Debt(6)	4.8%	N/A	6/21		4.0	3.9	4.0
Novelis Inc.(7)	Metals & Mining	First Lien Senior Debt(6)	4.0%	N/A	6/22		4.1	4.0	4.0
Numericable U.S. LLC(7)	Media	First Lien Senior Debt(6)	4.5%	N/A	5/20		7.0	7.0	7.0
NVA Holdings, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		10.4	10.4	10.4
On Assignment, Inc.(7)	Professional Services	First Lien Senior Debt(6)	3.8%	N/A	6/22		1.2	1.2	1.2
Onex Carestream Finance LP	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	6/19		13.3	13.4	13.4
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		9.9	9.9	9.8
Ortho-Clinical Diagnostics S.A.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	6/21		12.2	12.3	12.0
OSG Bulk Ships, Inc.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/19		2.8	2.8	2.8
P2 Lower Acquisition, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	10/20		1.8	1.8	1.8
Par Pharmaceutical Companies, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	4.1%	N/A	9/19		18.5	18.5	18.6
Party City Holdings Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	7/19		19.5	19.4	19.5
Peabody Energy Corporation(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	9/20		8.4	8.4	7.1
Penn Engineering & Manufacturing Corp.	Building Products	First Lien Senior Debt(6)	4.0%	N/A	8/21		11.5	11.5	11.5
Performance Food Group, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	6.3%	N/A	11/19		4.0	4.0	4.0
Petroleum GEO-Services ASA(7)	Energy Equipment & Services	First Lien Senior Debt(6)	3.3%	N/A	3/21		4.9	4.9	4.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
PetSmart, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	3/22		5.8	5.8	5.8
Pharmaceutical Product Development, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.0%	N/A	12/18		40.2	40.3	40.2
Pharmedium Healthcare Corporation	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	1/21		8.2	8.2	8.2
Phillips-Medisize Corporation	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.8%	N/A	6/21		6.0	6.0	6.0
Pilot Travel Centers LLC	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	10/21		23.9	24.0	24.1
Pinnacle Foods Finance LLC(7)	Food Products	First Lien Senior Debt(6)	3.0%	N/A	4/20		14.3	14.2	14.3
Planet Fitness Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	3/21		5.3	5.3	5.3
PODS, LLC	Road & Rail	First Lien Senior Debt(6)	5.3%	N/A	2/22		6.0	6.1	6.0
Post Holdings, Inc.(7)	Food Products	First Lien Senior Debt(6)	3.8%	N/A	6/21		12.9	12.9	12.9
PQ Corporation	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	8/17		4.0	3.9	4.0
Quikrete Holdings, Inc.	Construction Materials	First Lien Senior Debt(6)	4.0%	N/A	9/20		25.0	24.9	25.0
Quintiles Transnational Corp.(7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	3.3%	N/A	5/22		2.0	2.0	2.0
Ranpak Corp.	Containers & Packaging	First Lien Senior Debt(6)	4.3%	N/A	10/21		0.5	0.5	0.5
RCHP, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	4/19		2.0	2.0	2.0
Renaissance Learning, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		9.9	9.9	9.8
Riverbed Technology, Inc.	Communications Equipment	First Lien Senior Debt(6)	6.0%	N/A	4/22		13.0	13.1	13.1
Road Infrastructure Investment, LLC	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	3/21		12.3	12.3	12.2
RPI Finance Trust(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	11/20		4.0	4.0	4.0
Sabre GLBL Inc.(7)	Software	First Lien Senior Debt(6)	4.0%	N/A	2/19		7.4	7.4	7.4
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.3%	N/A	12/19		2.0	2.0	2.0
Schaeffler AG(7)	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	5/20		10.2	10.2	10.2
Scientific Games International, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	6.0%	N/A	10/21		4.0	3.9	4.0
Sears Roebuck Acceptance Corp.(7)	Multiline Retail	First Lien Senior Debt(6)	5.5%	N/A	6/18		5.0	5.0	4.9
Securus Technologies Holdings, Inc.	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.8%	N/A	4/20		7.9	7.9	7.7
Sedgwick Claims Management Services, Inc.	Insurance	First Lien Senior Debt(6)	3.8%	N/A	3/21		20.8	20.5	20.6
		Second Lien Senior Debt(6)	6.8%	N/A	2/22		5.0	5.0	4.9
								25.5	25.5
Seminole Hard Rock Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.5%	N/A	5/20		5.9	5.9	5.9
Serta Simmons Holdings, LLC	Household Durables	First Lien Senior Debt(6)	4.3%	N/A	10/19		20.1	20.1	20.1
The Servicemaster Company, LLC(7)	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		6.5	6.4	6.5
Ship Luxco 3 S.a r.l.(7)	IT Services	First Lien Senior Debt(6)	4.8%	N/A	11/19		5.0	5.0	5.0
Sinclair Television Group, Inc.(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	7/21		4.0	4.0	4.0
Six Flags Theme Parks, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.5%	N/A	6/22		1.0	1.0	1.0
Southcross Energy Partners, L.P.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/21		1.0	1.0	1.0
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.0%	N/A	2/21		20.2	20.1	20.1
Spectrum Brands, Inc.(7)	Household Products	First Lien Senior Debt(6)	3.8%	N/A	6/22		1.5	1.5	1.5
Spin Holdco Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	11/19		15.4	15.3	15.3
SS&C European Holdings S.a.r.L(7)	Software	First Lien Senior Debt(6)	4.0%	N/A	6/22		0.6	0.5	0.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
SS&C Technologies, Inc.(7)	Software	First Lien Senior Debt(6)	4.0%	N/A	6/22		2.4	2.4	2.5
Standard Aero Limited(7)	Aerospace & Defense	First Lien Senior Debt(6)	6.3%	N/A	11/18		1.3	1.3	1.3
Star West Generation LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	3/20		1.9	1.9	1.9
Station Casinos LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	3/20		16.4	16.4	16.4
Steinway Musical Instruments, Inc.	Leisure Products	First Lien Senior Debt(6)	4.8%	N/A	9/19		4.9	4.9	4.9
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	2.0
Summit Materials Companies I, LLC(7)	Construction Materials	First Lien Senior Debt(6)	4.3%	N/A	6/22		3.0	3.0	3.0
SunGard Data Systems Inc	IT Services	First Lien Senior Debt(6)	4.0%	N/A	3/20		17.5	17.5	17.5
Swift Transportation Co., LLC(7)	Road & Rail	First Lien Senior Debt(6)	3.8%	N/A	6/21		4.0	4.0	4.0
Syniverse Holdings, Inc.	Wireless Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	4/19		15.0	14.9	14.2
TI Group Automotive Systems, L.L.C.(7)	Auto Components	First Lien Senior Debt(6)	4.5%	N/A	6/22		3.8	3.7	3.7
TNS, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	2/20		3.6	3.6	3.6
TPF II LC, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	5.5%	N/A	10/21		2.0	2.0	2.0
Trans Union LLC	Professional Services	First Lien Senior Debt(6)	3.8%	N/A	4/21		32.8	32.6	32.5
TransDigm Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.7%	N/A	2/20-5/22		19.5	19.4	19.4
Travelport Finance (Luxembourg) S.à r.l.(7)	Internet Software & Services	First Lien Senior Debt(6)	5.8%	N/A	9/21		4.0	3.9	4.0
Tribune Media Company(7)	Media	First Lien Senior Debt(6)	3.8%	N/A	12/20		4.1	4.1	4.1
TWCC Holding Corp.	Media	First Lien Senior Debt(6)	5.8%	N/A	2/20		4.6	4.5	4.5
		Second Lien Senior Debt(6)	7.0%	N/A	6/20		5.0	5.0	4.7
								9.5	9.2
Tyche Holdings, LLC	IT Services	First Lien Senior Debt(6)	4.8%	N/A	11/21		5.4	5.4	5.4
U.S. Renal Care, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	7/19		21.2	21.3	21.2
United Air Lines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	9/21		7.9	7.9	8.0
Univision Communications Inc.	Media	First Lien Senior Debt(6)	4.0%	N/A	3/20		21.4	21.3	21.2
US Foods, Inc.	Food & Staples Retailing	First Lien Senior Debt(6)	4.5%	N/A	3/19		14.9	15.0	15.0
USI, Inc.	Insurance	First Lien Senior Debt(6)	4.3%	N/A	12/19		13.4	13.4	13.4
USIC Holdings, Inc.	Construction & Engineering	First Lien Senior Debt(6)	4.0%	N/A	7/20		14.7	14.5	14.6
Valeant Pharmaceuticals International, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	2/19-8/20		14.7	14.7	14.6
Vencore, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.8%	N/A	11/19		4.0	3.9	4.0
Virgin Media Investment Holdings Limited(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	6/23		5.0	5.0	5.0
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		0.6	0.6	0.5
Wall Street Systems Delaware, Inc.(7)	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		4.4	4.3	4.4
Waste Industries USA Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	4.3%	N/A	2/20		3.0	3.0	3.0
Wastequip, LLC	Machinery	First Lien Senior Debt(6)	5.5%	N/A	8/19		4.9	5.0	4.9
WaveDivision Holdings, LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	10/19		8.4	8.4	8.4
Wesco Aircraft Hardware Corp.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.3%	N/A	2/21		4.7	4.7	4.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
William Morris Endeavor Entertainment, LLC	Media	First Lien Senior Debt(6)	5.3%	N/A	5/21		4.0	4.0	4.0
Wilsonart LLC	Building Products	First Lien Senior Debt(6)	4.0%	N/A	10/19		10.4	10.4	10.3
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.5%	N/A	12/19		12.0	12.0	12.0
XO Communications, LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		18.1	18.1	18.1
Yankee Cable Acquisition, LLC	Media	First Lien Senior Debt(6)	4.3%	N/A	3/20		13.0	13.1	13.1
Yonkers Racing Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	8/19		4.7	4.7	4.5
Zayo Group LLC(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	3.8%	N/A	5/21		15.9	15.9	15.8
Ziggo B.V.(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	1/22		10.0	9.9	9.9

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	12/49		16.0	1.1	4.1
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.3%	N/A	12/17		9.1	4.0	1.9
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	7/17		45.4	18.9	9.7
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	8/17		5.9	2.2	1.2
LB-UBS Commercial Mortgage Trust 2006-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	6/38		5.0	0.4	0.7
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.4%	N/A	8/17		4.9	0.4	2.1
Wachovia Bank Commercial Mortgage Trust 2005-C22(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.5%	N/A	3/16		7.2	1.1	3.7
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	5/17		20.0	10.6	1.4
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17		60.9	12.3	6.9
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	10/17		5.2	5.2	4.1

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	9.8	13.9
								18.2	22.2
ACAS CLO 2013-2, Ltd.(7)		Subordinated Notes(6)			10/25		8.0	6.4	5.9
Apidos CLO XIV(7)		Income Notes(6)			4/25		8.1	6.8	6.8
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	35.4	32.4
Apidos CLO XIX(7)		Income Notes(6)			10/26		10.5	8.8	8.8
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	10.8	10.8
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	10.6	6.8
Ares XXIX CLO Ltd.(7)		Subordinated Notes(6)			4/26		7.3	6.3	6.0
Avery Point II CLO, Limited(7)		Income Notes(6)			7/25		2.6	2.1	2.1
A Voce CLO, Ltd.(7)		Subordinated Notes(6)			7/26		10.5	8.3	8.3
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	9.0	8.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	4.2	4.2
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	22.0	21.1
Babson CLO Ltd. 2014-III(7)		Subordinated Notes(6)			1/26		3.8	3.3	3.3
Babson CLO Ltd. 2015-I(7)		Subordinated Notes(6)			4/27		12.5	11.3	11.0
Betony CLO, Ltd.(7)		Subordinated Notes(6)			4/27		2.5	2.2	2.2
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.6	18.5	16.8
Carlyle Global Market Strategies CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		14.6	12.4	12.3
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	11.1	31.6
Cent CDO 17 Limited(7)		Subordinated Notes(6)			1/25		15.0	11.0	11.0
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	2.9	3.0
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		11.3	9.1	8.8
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	40.7	37.1
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.3	0.6
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 30 Senior Loan Fund(7)		Subordinated Notes(6)			11/25		3.9	2.9	2.9
Dryden 31 Senior Loan Fund(7)		Subordinated Notes(6)			4/26		2.3	1.9	1.6
Dryden XXVIII Senior Loan Fund(7)		Subordinated Notes(6)			8/25		7.0	5.5	5.5
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.3	8.2
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.6
		Subordinated Securities(6)			9/19	15,000		7.1	2.3
								8.6	3.9
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	1.9	1.7
GoldenTree Loan Opportunities IX, Limited(7)		Subordinated Notes(6)			10/26		40.8	39.2	39.2
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	33.7	33.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.1	1.1
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	18.7	18.7
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		24.4	26.6	21.6
Highbridge Loan Management 2013-2, Ltd.(7)		Subordinated Notes(6)			10/24		27.0	21.5	22.3
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.8	2.0
Limerock CLO III, Ltd.(7)		Subordinated Notes(6)			10/26		12.5	10.6	9.9
Madison Park Funding XI, Ltd.(7)		Subordinated Notes(6)			10/25		8.0	7.4	7.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	9.4	9.4
Madison Park Funding XVI, Ltd.(7)		Subordinated Notes(6)			4/26		11.0	10.8	10.8
Magnetite VIII, Limited(7)		Subordinated Notes(6)			4/26		6.7	6.1	5.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Magnetite XIV, Limited(7)		Subordinated Notes(6)			7/28		21.0	20.0	20.0
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	9.5	3.0
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.2	2.2
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.0	3.6
Och-Ziff VIII, Ltd.(7)		Subordinated Notes(6)			9/26		16.0	13.4	13.4
Octagon Investment Partners XIV, Ltd.(7)		Income Notes(6)			1/24		4.5	3.1	3.2
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	20.3	20.9
Octagon Investment Partners XX, Ltd.(7)		Subordinated Notes(6)			8/26		2.5	2.3	2.3
Octagon Investment Partners XXII, Ltd.(7)		Subordinated Notes(6)			11/25		8.4	7.4	7.1
Octagon Loan Funding, Ltd.(7)		Subordinated Notes(6)			9/26		4.0	3.3	3.3
OHA Credit Partners VIII, Ltd.(7)		Subordinated Notes(6)			4/25		5.0	4.2	4.2
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(4)(6)			12/17		25.0	25.0	25.0
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	15.4	11.1
THL Credit Wind River 2013-1 CLO Ltd.(7)		Subordinated Notes(6)			4/25		14.0	11.1	11.1
THL Credit Wind River 2014-1 CLO Ltd.(7)		Subordinated Notes(6)			4/26		16.0	13.6	13.2
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.0	—
Voya CLO 2014-2, Ltd.(7)		Subordinated Notes(6)			7/26		17.5	14.8	14.2
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	24.7	23.5

EUROPEAN CAPITAL CLO INVESTMENTS
Ares European III B.V.(7)	Diversified Financial Services	Subordinated Notes			8/24		5.4	2.6	3.2
Cordatus CLO II plc(7)	Diversified Financial Services	Subordinated Notes			7/24		5.4	1.7	5.7
Eaton Vance CDO X plc(7)	Diversified Financial Services	Secured Subordinated Notes			2/27		7.6	1.2	4.7
Euro-Galaxy II CLO B.V.(7)	Diversified Financial Services	Income Notes			10/22		2.8	2.5	2.6
		Subordinated Notes			10/22		6.0	2.7	4.0
								5.2	6.6
Subtotal Non-Control / Non-Affiliate Investments (57% of total investments at fair value)								$4,375.1	$4,179.3

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				2,000,000		$5.2	$13.7
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				7,227		3.4	9.2
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				6.0%		0.7	1.4

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	3.0%	N/A	6/16-6/18		$2.3	2.0	2.0
		Mezzanine Debt(5)	N/A	3.5%	12/18		8.0	7.0	3.3
								9.0	5.3
Mobipark S.A.S.(7)	Machinery	First Lien Senior Debt	0.8%	N/A	10/17-12/17		2.3	2.2	2.0
		Convertible Preferred Stock				23,082,525		8.5	9.7
		Redeemable Preferred Stock				25,751,312		7.2	13.8
								17.9	25.5
Subtotal Affiliate Investments (1% of total investments at fair value)								$36.2	$55.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)	N/A	15.0%	5/16		$2.5	$2.5	$2.5
		Mezzanine Debt(5)(6)	N/A	15.0%	5/16		6.0	3.2	3.7
		Common Stock(6)				100%		14.7	27.7
								20.4	33.9
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		35.0	35.0	35.0
		Common Membership Interest(6)				100%		384.2	1,105.7
								419.2	1,140.7
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	10.0%	1.0%	3/21		45.1	45.1	45.1
		Redeemable Preferred Stock(4)(6)				7,121,150		83.5	20.2
		Common Stock(4)(6)				289,215		18.2	—
		Common Stock Warrants(4)(6)				233,603		9.9	—
								156.7	65.3
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(5)(6)	12.0%	2.0%	12/18		20.7	19.5	15.1
		Membership Units(4)(6)				106,911		30.3	—
								49.8	15.1
BMR Energy LLC(7)	Independent Power & Renewable Electricity Producers	Preferred Units(6)				13,771		14.7	14.7
		Common Stock(4)(6)				85		—	2.9
								14.7	17.6
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
CML Pharmaceuticals, LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		96.4	95.5	98.4
		Mezzanine Debt(6)	7.4%	5.7%	10/20		136.9	135.8	136.9
		Redeemable Preferred Stock(4)(6)				84,936		61.0	57.2
								292.3	292.5
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				88,385,036		44.0	0.1
Dyno Holding Corp.	Auto Components	First Lien Senior Debt(6)	8.7%	2.3%	11/15		35.2	35.2	35.2
		Mezzanine Debt(5)(6)	N/A	7.3%	11/16		21.5	16.5	16.7
		Common Stock(4)(6)				4,852,686		50.6	—
								102.3	51.9
ECA Medical Instruments	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		8.5	8.5	8.5
		Mezzanine Debt(6)	13.0%	3.5%	7/16		18.4	18.4	18.4
		Common Stock(4)(6)				1,000		14.9	2.9
								41.8	29.8
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		26.9	23.7
		Redeemable Preferred Stock(4)(6)				30,162		9.0	—
		Common Stock(4)(6)				16,087		1.1	—
		Common Stock Warrants(4)(6)				1,002,678		5.5	—
								42.5	23.7
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		44.9	44.5	44.8
		Common Membership Units(4)(6)				100,000		60.6	39.0
								105.1	83.8
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.7%	1/16		38.3	38.3	36.2
Fosbel Holding, Inc.	Commercial Services & Supplies	Mezzanine Debt(5)(6)	N/A	17.0%	10/18		11.7	9.5	—
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	1/16		0.4	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		6.1	6.1	6.1
		Convertible Preferred Stock(6)				4,000		5.3	4.6
		Common Stock(4)(6)				100%		12.6	—
								24.0	10.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.8	15.7	15.8
		Common Stock(4)(6)				51,853		9.3	4.1
								25.0	19.9
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	9/15		85.7	57.8	24.8
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	5.4%	7/15-4/16		22.3	22.3	22.3
		Membership Unit(4)(6)				1		19.0	11.8
								41.3	34.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				22,000,000		22.0	21.2
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.9	17.6
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.8
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.1	24.1	24.1
		Redeemable Preferred Stock(6)				2,485		2.5	2.5
		Convertible Preferred Stock(4)(6)				88,084		41.2	45.8
								67.8	72.4
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	12/15		11.0	8.5	5.2
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/15		7.0	3.2	—
		Common Stock(4)(6)				860,189		0.1	—
								11.8	5.2
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.8%	11.2%	12/17		71.1	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				87,838		55.1	91.7
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	12/15		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	12/16		13.4	13.4	13.4
		Mezzanine Debt(5)(6)	N/A	19.0%	12/16		27.5	13.0	13.3
		Common Stock(4)(6)				631,049		4.2	—
								32.0	28.1
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	6/17		16.9	14.9	16.6
		Common Stock(4)(6)				458,596		23.6	7.4
		Common Stock Warrants(4)(6)				56,372		2.9	0.9
								41.4	24.9
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(6)	N/A	12.0%	7/15		4.5	4.5	4.5
		First Lien Senior Debt(5)(6)	N/A	12.0%	12/15		14.6	8.3	1.8
								12.8	6.3
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	15.1%	N/A	10/16-7/17		23.3	23.1	23.3
		Convertible Preferred Stock(6)				66,424,135		10.0	15.8
		Common Stock(4)(6)				167,387		0.1	—
								33.2	39.1
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	132.7
		Common Stock(6)				150		0.2	1.3
								15.0	134.0
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		22.2	22.2	22.3
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.8%	7.3%	12/19		69.6	69.5	69.6
		Common Stock(4)				810		9.0	23.7
								113.4	128.3
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	9/15		10.4	5.7	3.1
		Redeemable Preferred Membership Units(4)(6)				6,512,002		3.0	—
		Common Membership Units(4)(6)				47,000		1.9	—
								10.6	3.1
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				1,206,598		121.7	136.2
		Common Stock(4)(6)				301,650		16.0	—
								137.7	136.2

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.2	38.5	40.4
		Common Stock(4)				2,697,010		101.2	100.8
								139.7	141.2
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,179,330	23.5	79.0	64.5
		Common Stock(4)				757,743		1.2	—
								80.2	64.5
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		91.9	94.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2015 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		5.3	5.0
Financière H S.A.S.(7)	Health Care Equipment & Supplies	Mezzanine Debt	3.6%	5.8%	10/15		14.7	14.7	14.3
		Convertible Preferred Stock(4)				930,558		53.0	22.0
								67.7	36.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		4.2	3.5	4.2
		Mezzanine Debt	N/A	4.0%	12/21		20.6	20.6	21.6
		Mezzanine Debt(5)	N/A	4.0%	12/21		26.8	15.4	10.7
		Convertible Preferred Stock(4)				8,665,001		9.6	—
		Redeemable Preferred Stock(4)					3.4	7.4	—
								56.5	36.5
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.5	4.5	4.5
		Convertible Preferred Stock(4)(5)				1,982,668		13.7	—
								18.2	4.5
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	N/A	9/17		8.0	8.0	8.0
		Mezzanine Debt(5)	5.0%	5.0%	9/17		17.3	14.4	14.4
		Redeemable Preferred Stock(4)					78.1	30.6	—
								53.0	22.4

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		2.0	0.6
Subtotal Control Investments (42% of total investments at fair value)								$2,601.9	$3,025.5
Total Investment Assets								$7,013.2	$7,259.9

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(3.0)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(2.7)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(0.7)
Total Derivative Agreements						$—	$(6.4)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
Deutsche Global Liquidity Managed Sterling Fund	$70.3	$70.3
Wells Fargo Advantage Heritage Money Market Fund(6)	2.5	2.5
JPMorgan Prime Money Market Fund(6)	2.5	2.5
Total Money Market Funds	$75.3	$75.3

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily the three-month London Interbank Offered Rate (“LIBOR”), with interest rate floors. Payment-in-kind interest (“PIK”) represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate.

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

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$5.6	$5.6	$5.6
Aderant North America, Inc.	Software	Second Lien Senior Debt(6)	10.0%	N/A	6/19		16.0	15.8	16.2
American Acquisition, LLC(7)	Capital Markets	First Lien Senior Debt(6)	19.3%	N/A	3/15		2.7	2.7	2.7
AmWINS Group, LLC	Insurance	Second Lien Senior Debt	9.5%	N/A	9/20		46.0	44.8	45.1
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		45.3	42.9	42.8
		Common Stock(4)				1,224,089		2.5	4.7
								45.4	47.5
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		27.6	27.6	27.6
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.8	8.6
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				1,171		1.2	1.8
		Common Units(4)				3,830,068		0.7	—
								1.9	1.8
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	15.1
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.8
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		75.0	75.0	75.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.6	24.7
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.5
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.5%	3.3%	12/16		15.3	15.2	13.9
		Mezzanine Debt(5)(6)	N/A	11.0%	12/22		2.1	1.8	0.4
								17.0	14.3
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	7.7%	N/A	1/19		6.9	6.9	6.9
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.8
Foamex Innovations, Inc.	Household Durables	Common Stock(4)				2,708		—	0.6
		Common Stock Warrants(4)(6)				7,067		—	0.2
								—	0.8
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	19.6
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		2.4	2.4	2.4
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		27.0	26.8	26.6
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	24.5
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.8
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	45.6
		Common Stock(4)(6)				5,000		5.0	7.3
								51.0	52.9
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	7.0
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	12/17		6.1	6.1	6.1
Parkeon S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.4%	N/A	12/17		4.3	4.0	3.6
		Redeemable Preferred Stock(4)(6)				5,234,743		0.5	1.2
								4.5	4.8
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.7
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		6.9	6.9
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	25.0
Roark - Money Mailer, LLC	Media	Common Membership Units				3.5%		—	0.8
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		22.8	22.9	22.6
Sparta Systems, Inc.	IT Services	First Lien Senior Debt(6)	6.3%	1.5%	7/20		24.9	24.7	24.7
		Convertible Preferred Stock(6)				743		0.8	0.8
								25.5	25.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		28.0	27.8	27.8
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tectum Holdings, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	40.9	40.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	2.5
								43.4	43.4
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		27.0	26.9	26.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.3
								3.9	2.4
W3 Co.	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	16.4
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	38.2
WRH, Inc.(8)	Life Sciences Tools & Services	Mezzanine Debt(6)	9.3%	5.9%	8/18		95.8	95.6	92.5
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	96.9
		Common Stock(4)(6)				502,144		49.8	—
								346.3	189.4

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt	6.5%	2.0%	12/16		89.4	89.4	84.2
		Mezzanine Debt(5)	N/A	11.0%	12/22		12.2	10.5	2.4
								99.9	86.6
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)				1,574,600		—	2.8
Financière Poult S.A.S.(7)	Food Products	Mezzanine Debt	5.0%	5.3%	6/22		16.2	16.2	15.9
Financière Riskeco S.A.S.(7)	Diversified Consumer Services	First Lien Senior Debt	6.5%	2.0%	7/21		14.1	14.1	13.7
The Flexitallic Group S.A.S.(7)	Energy Equipment & Services	First Lien Senior Debt	4.5%	4.5%	7/20		26.6	26.6	26.3
Groupe INSEEC(7)	Education Services	First Lien Senior Debt	6.0%	3.0%	12/20		47.1	47.1	45.8
Hilding Anders AB(7)	Household Durables	Mezzanine Debt(5)	N/A	12.0%	12/19		36.2	17.7	—
Legendre Holding 31 S.A.(7)	Leisure Products	First Lien Senior Debt	5.7%	N/A	1/21		68.4	68.4	65.0
		Common Stock(4)				51,975,983		6.3	6.3
								74.7	71.3
Modacin France S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(5)	4.0%	4.5%	5/17		23.2	12.6	—
Parts Holding Coörperatief U.A.(7)	Auto Components	Common Stock(4)				568,624		—	5.4
Skrubbe Vermogensverwaltungsgesellschaft mbH(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt	4.5%	3.0%	7/20		12.3	12.3	12.1
Tiama 2 S.A.S.(7)	Machinery	Mezzanine Debt(5)	4.5%	5.0%	2/17		49.1	28.1	—
Unipex Neptune International SAS(7)	Chemicals	Mezzanine Debt	7.0%	5.0%	9/20		5.3	5.3	5.3
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		38.0	27.6	—
		Mezzanine Debt(5)	—%	8.0%	9/17		69.9	38.8	—
								66.4	—

SENIOR FLOATING RATE LOANS
1011778 B.C. Unlimited Liability Company(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	12/21		17.0	16.8	17.0
24 Hour Fitness Worldwide, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	5/21		8.3	8.4	8.0
Accellent Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.5%	N/A	3/21		7.4	7.4	7.3
Acosta Holdco, Inc.	Media	First Lien Senior Debt(6)	5.0%	N/A	9/21		16.0	15.9	16.0
Advantage Sales & Marketing Inc.	Professional Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		16.0	16.0	15.8
		Second Lien Senior Debt(6)	7.5%	N/A	7/22		1.0	1.0	1.0
								17.0	16.8
Aecom Technology Corp(7)	Construction & Engineering	First Lien Senior Debt(6)	3.8%	N/A	10/21		4.2	4.2	4.2
Affinia Group Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	4/20		7.6	7.6	7.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Akorn, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	5.0
Albertson's LLC	Food & Staples Retailing	First Lien Senior Debt(6)	4.6%	N/A	3/19-8/21		2.0	2.0	2.0
AlixPartners, LLP	Diversified Financial Services	First Lien Senior Debt(6)	4.0%	N/A	7/20		12.0	12.0	11.9
Alliance Laundry Systems LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/18		4.5	4.5	4.4
American Airlines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	6/19		9.9	9.9	9.9
American Renal Holdings Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	8/19		7.7	7.7	7.7
American Tire Distributors, Inc.	Distributors	First Lien Senior Debt(6)	5.8%	N/A	6/18		5.0	5.0	5.0
AmSurg Corp.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	7/21		10.0	10.0	9.9
AmWINS Group, LLC	Insurance	First Lien Senior Debt(6)	5.3%	N/A	9/19		8.8	8.8	8.8
Anchor Glass Container Corporation	Containers & Packaging	First Lien Senior Debt(6)	4.3%	N/A	6/21		7.5	7.5	7.4
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		3.0	3.0	2.9
Aramark Corporation(7)	Commercial Services & Supplies	First Lien Senior Debt(6)	3.3%	N/A	2/21		14.8	14.6	14.6
Ardent Medical Services, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	6.8%	N/A	7/18		0.3	0.3	0.3
ARG IH Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	11/20		5.5	5.5	5.5
Aristocrat Leisure Limited(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	10/21		5.0	4.9	4.9
Ascend Learning, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	5.0%	N/A	7/19		2.4	2.4	2.4
Ascensus, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/19		6.0	6.1	6.0
Asurion, LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	5/19		7.4	7.4	7.3
Atlantic Power Limited Partnership(7)	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.8%	N/A	2/21		4.5	4.5	4.5
AZ Chem US Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	6/21		9.6	9.7	9.4
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		9.8	9.8	9.6
Berlin Packaging L.L.C.	Containers & Packaging	First Lien Senior Debt(6)	4.5%	N/A	10/21		6.5	6.4	6.5
Biomet, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	3.7%	N/A	7/17		4.0	4.0	4.0
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	First Lien Senior Debt(6)	4.5%	N/A	9/19		4.9	4.9	4.9
Blackboard Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	10/18		5.0	5.0	4.9
Boulder Brands, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.5%	N/A	7/20		7.1	7.1	7.1
Boyd Gaming Corporation(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	8/20		6.4	6.4	6.3
The Brickman Group Ltd. LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	4.0%	N/A	12/20		5.0	5.0	4.8
Burlington Coat Factory Warehouse Corporation(7)	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	8/21		4.0	4.0	3.9
BWAY Intermediate Company, Inc.	Containers & Packaging	First Lien Senior Debt(6)	5.6%	N/A	8/20		4.0	3.9	4.0
Camp International Holding Company	Transportation Infrastructure	First Lien Senior Debt(6)	4.8%	N/A	5/19		7.7	7.7	7.7
Capital Automotive L.P.	Real Estate	First Lien Senior Debt(6)	4.0%	N/A	4/19		12.3	12.3	12.1
Capital Safety North America Holdings Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	3.8%	N/A	3/21		9.4	9.2	9.2
Capsugel Holdings US, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	8/18		11.5	11.5	11.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Carecore National, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	3/21		5.0	5.0	4.9
Carros Finance Luxembourg S.A.R.L.(7)	Machinery	First Lien Senior Debt(6)	4.5%	N/A	9/21		9.0	9.0	8.9
Catalent Pharma Solutions, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	5/21		12.4	12.5	12.4
CCM Merger Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	8/21		4.9	4.9	4.8
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	2/21		12.4	12.3	12.1
Cequel Communications, LLC	Media	First Lien Senior Debt(6)	3.5%	N/A	2/19		15.1	14.9	15.0
Charter Communications Operating, LLC(7)	Media	First Lien Senior Debt(6)	4.3%	N/A	9/21		1.3	1.2	1.3
Checkout Holding Corp.	Media	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	4.8
CityCenter Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	10/20		12.5	12.4	12.4
Connolly, LLC	Professional Services	First Lien Senior Debt(6)	5.0%	N/A	5/21		8.8	8.8	8.8
		Second Lien Senior Debt(6)	8.0%	N/A	5/22		1.0	1.0	1.0
								9.8	9.8
Consolidated Communications, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	12/20		5.0	5.0	4.9
CPG International Inc.	Building Products	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.4	7.5	7.4
CPI Buyer, LLC	Trading Companies & Distributors	First Lien Senior Debt(6)	5.5%	N/A	8/21		2.0	2.0	2.0
CPI International Inc.	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	4.3%	N/A	11/17		10.4	10.4	10.3
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	6.0%	N/A	12/21		3.0	3.0	3.0
DAE Aviation Holdings, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.0%	N/A	11/18		3.6	3.6	3.6
Dave & Buster's, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	7/20		6.1	6.1	6.1
Del Monte Foods, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	4.6
Dell International LLC	Technology Hardware, Storage & Peripherals	First Lien Senior Debt(6)	4.5%	N/A	4/20		9.5	9.4	9.5
Deltek, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/18		5.0	4.9	4.9
Dialysis Newco, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	4/21		11.9	12.0	11.9
Dole Food Company, Inc.	Food Products	First Lien Senior Debt(6)	4.5%	N/A	11/18		10.2	10.3	10.1
DPX Holdings B.V. (7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		7.0	6.9	6.8
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	11/20		5.0	5.0	4.9
DTZ U.S. Borrower, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	11/21		2.0	2.0	2.0
Duff & Phelps Corporation	Capital Markets	First Lien Senior Debt(6)	4.5%	N/A	4/20		10.4	10.5	10.3
Dunkin' Brands, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.3%	N/A	2/21		7.5	7.4	7.3
DynCorp International Inc.	Aerospace & Defense	First Lien Senior Debt(6)	6.3%	N/A	7/16		1.0	1.0	1.0
Eco Services Operations LLC	Chemicals	First Lien Senior Debt(6)	4.8%	N/A	12/21		2.0	2.0	2.0
EFS Cogen Holdings I, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	3.8%	N/A	12/20		11.3	11.3	11.2
Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Debt(6)	5.8%	N/A	5/21		3.0	3.0	3.0
Emdeon Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	11/18		10.0	9.9	9.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Emerald Expositions Holding, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	6/20		4.8	4.8	4.7
Entravision Communications Corporation(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	5/20		1.9	1.9	1.8
EquiPower Resources Holdings, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	12/18-12/19		4.9	4.9	4.8
Evergreen Acqco 1 LP	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	7/19		12.4	12.5	12.0
EWT Holdings III Corp.	Machinery	First Lien Senior Debt(6)	4.8%	N/A	1/21		5.0	5.0	4.9
Fairmount Minerals, Ltd.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	9/19		5.0	5.0	4.5
FCA US LLC(7)	Automobiles	First Lien Senior Debt(6)	3.3%	N/A	12/18		9.9	9.9	9.9
Ferro Corporation(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	7/21		6.0	6.0	5.9
Filtration Group Corporation	Industrial Conglomerates	First Lien Senior Debt(6)	4.5%	N/A	11/20		10.0	10.0	9.9
First Data Corporation	IT Services	First Lien Senior Debt(6)	4.0%	N/A	3/18-3/21		17.4	17.4	17.2
Fitness International, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	5.5%	N/A	7/20		3.6	3.6	3.5
Flexera Software LLC	Software	First Lien Senior Debt(6)	4.5%	N/A	4/20		5.4	5.4	5.3
Fly Funding II S.à r.l.(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	4.5%	N/A	8/19		4.6	4.6	4.5
Flying Fortress Inc.(7)	Capital Markets	First Lien Senior Debt(6)	3.5%	N/A	6/17		5.3	5.3	5.3
FMG Resources (August 2006) Pty LTD(7)	Metals & Mining	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	4.5
FullBeauty Brands, Inc.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.5%	N/A	3/21		11.5	11.5	11.4
Gates Global LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	7/21		18.1	18.0	17.7
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Senior Debt(6)	5.0%	N/A	5/20		4.3	4.3	4.2
The Goodyear Tire & Rubber Company(7)	Auto Components	Second Lien Senior Debt(6)	4.8%	N/A	4/19		7.5	7.5	7.5
Great Wolf Resorts, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	5.8%	N/A	8/20		7.9	8.0	7.9
Greeneden U.S. Holdings II, LLC	Software	First Lien Senior Debt(6)	4.0%	N/A	2/20		5.0	4.9	4.9
Grosvenor Capital Management Holdings, LLLP	Capital Markets	First Lien Senior Debt(6)	3.8%	N/A	1/21		13.6	13.5	13.3
Guggenheim Partners Investment Management Holdings, LLC	Capital Markets	First Lien Senior Debt(6)	4.3%	N/A	7/20		9.0	8.9	8.9
H. J. Heinz Company	Food Products	First Lien Senior Debt(6)	3.5%	N/A	6/20		25.9	25.9	25.8
Hampton Rubber Company	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/21		4.0	4.0	3.8
Harbor Freight Tools USA, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.8%	N/A	7/19		10.6	10.6	10.6
Hearthside Group Holdings, LLC	Food Products	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.4	10.5	10.4
Hemisphere Media Holdings, LLC(7)	Media	First Lien Senior Debt(6)	5.0%	N/A	7/20		0.9	0.9	0.9
HFOTCO LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	8/21		1.0	1.0	1.0
The Hillman Group, Inc.	Machinery	First Lien Senior Debt(6)	4.5%	N/A	6/21		9.0	9.0	8.9
Hub International Limited	Insurance	First Lien Senior Debt(6)	4.3%	N/A	10/20		8.5	8.4	8.2
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		7.5	7.5	7.2
Hyland Software, Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	2/21		4.0	4.0	4.0
Ikaria, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	2/21		8.2	8.3	8.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		7.9	8.0	7.8
IMS Health Incorporated(7)	Health Care Technology	First Lien Senior Debt(6)	3.5%	N/A	3/21		5.4	5.3	5.3
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	4/21		4.1	4.2	4.1
Infinity Acquisition LLC	Software	First Lien Senior Debt(6)	4.3%	N/A	8/21		5.0	5.0	4.9
Information Resources, Inc.	Professional Services	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.4	7.5	7.4
Inmar, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.8
Intelsat Jackson Holdings S.A.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	4.9
Interactive Data Corporation	Media	First Lien Senior Debt(6)	4.8%	N/A	4/21		8.5	8.5	8.4
Ion Media Networks, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	12/20		5.0	5.0	4.9
J. Crew Group, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	3/21		7.5	7.4	7.1
J.C. Penney Corporation, Inc.(7)	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	6/19		2.0	2.0	1.9
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	4.5%	N/A	6/21		5.0	5.0	4.9
The Kenan Advantage Group, Inc.	Road & Rail	First Lien Senior Debt(6)	3.8%	N/A	6/16		4.9	5.0	4.9
Key Safety Systems, Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	8/21		5.2	5.2	5.2
Kindred Healthcare, Inc.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	4/21		7.4	7.3	7.2
La Frontera Generation, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.5%	N/A	9/20		8.7	8.7	8.6
La Quinta Intermediate Holdings L.L.C.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	4/21		6.8	6.8	6.7
Landmark Aviation FBO Canada, Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		0.3	0.3	0.3
Landslide Holdings, Inc.	Software	First Lien Senior Debt(6)	5.0%	N/A	2/20		7.4	7.4	7.2
Learning Care Group (US) No. 2 Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	5.5%	N/A	5/21		3.7	3.7	3.7
Leonardo Acquisition Corp.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.3%	N/A	1/21		10.4	10.4	10.2
Level 3 Financing, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.5%	N/A	1/22		4.0	4.0	4.0
Libbey Glass Inc.(7)	Household Durables	First Lien Senior Debt(6)	3.8%	N/A	4/21		4.5	4.5	4.4
Liberty Cablevision of Puerto Rico LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	1/22		5.0	5.0	4.9
LM U.S. Member LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		7.7	7.6	7.6
MCC Iowa LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	1/20-6/21		14.3	14.3	14.0
McJunkin Red Man Corporation(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	5.0%	N/A	11/19		5.0	5.0	4.6
Mediacom Illinois, LLC	Media	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.5	7.4	7.3
The Men’s Wearhouse, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.0	10.0	10.0
Michaels Stores, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	3.8%	N/A	1/20		19.7	19.7	19.3
Midas Intermediate Holdco II, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		2.0	2.0	2.0
Millennium Health, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	4/21		7.3	7.4	7.3
Minerals Technologies Inc.(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	5/21		2.8	2.8	2.8
Mirror Bidco Corp.(7)	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/19		7.8	7.9	7.8
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.4	9.5	9.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Mitel US Holdings, Inc.(7)	Communications Equipment	First Lien Senior Debt(6)	5.3%	N/A	1/20		2.3	2.3	2.3
Moneygram International, Inc.(7)	IT Services	First Lien Senior Debt(6)	4.3%	N/A	3/20		5.0	4.9	4.6
MPG Holdco I Inc.	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	10/21		7.8	7.8	7.9
MPH Acquisition Holdings LLC	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	3/21		16.5	16.4	16.1
Murray Energy Corporation	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	12/19		4.5	4.5	4.3
National Financial Partners Corp.	Insurance	First Lien Senior Debt(6)	4.5%	N/A	7/20		6.5	6.5	6.4
National Surgical Hospitals, Inc	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	8/19		5.5	5.5	5.4
The Neiman Marcus Group Inc.	Multiline Retail	First Lien Senior Debt(6)	4.3%	N/A	10/20		10.5	10.4	10.2
Numericable U.S. LLC(7)	Media	First Lien Senior Debt(6)	4.5%	N/A	5/20		4.0	4.0	4.0
NVA Holdings, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		8.5	8.5	8.4
Onex Carestream Finance LP	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	6/19		14.1	14.2	14.1
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		5.0	5.0	4.9
Ortho-Clinical Diagnostics S.A.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	6/21		12.3	12.4	12.2
OSG Bulk Ships, Inc.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/19		8.7	8.8	8.5
Oxbow Carbon LLC	Metals & Mining	First Lien Senior Debt(6)	4.3%	N/A	7/19		4.9	4.9	4.5
P2 Lower Acquisition, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	10/20		1.9	1.8	1.8
Party City Holdings Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	7/19		11.6	11.5	11.4
Peabody Energy Corporation(7)	Metals & Mining	First Lien Senior Debt(6)	4.3%	N/A	9/20		7.5	7.5	6.8
Penn Engineering & Manufacturing Corp.	Building Products	First Lien Senior Debt(6)	4.5%	N/A	8/21		6.5	6.5	6.5
Performance Food Group, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	6.3%	N/A	11/19		4.0	4.0	3.9
Petroleum GEO-Services ASA(7)	Energy Equipment & Services	First Lien Senior Debt(6)	3.3%	N/A	3/21		5.0	4.9	4.2
Pharmaceutical Product Development, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.0%	N/A	12/18		28.2	28.3	28.0
PharMEDium Healthcare Corporation	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.7	4.8	4.6
Phillips-Medisize Corporation	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.8%	N/A	6/21		6.0	6.0	6.0
Pilot Travel Centers LLC	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	10/21		10.0	9.9	10.0
Pinnacle Foods Finance LLC(7)	Food Products	First Lien Senior Debt(6)	3.0%	N/A	4/20		14.3	14.2	13.9
Planet Fitness Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	3/21		5.3	5.4	5.3
Post Holdings Inc.(7)	Food Products	First Lien Senior Debt(6)	3.8%	N/A	6/21		8.0	8.0	7.9
PQ Corporation	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	8/17		5.0	5.0	4.9
Presidio, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	3/17		4.6	4.7	4.6
Quikrete Holdings, Inc.	Construction Materials	First Lien Senior Debt(6)	4.0%	N/A	9/20		12.5	12.4	12.3
Quintiles Transnational Corp.(7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	3.8%	N/A	6/18		3.0	2.9	2.9
Renaissance Learning, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		9.9	9.9	9.7
Road Infrastructure Investment, LLC	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	3/21		12.4	12.4	11.9
RPI Finance Trust(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	11/20		4.0	4.0	4.0
Sabre GLBL Inc.(7)	Software	First Lien Senior Debt(6)	4.5%	N/A	2/19		7.4	7.5	7.3
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/19		2.0	2.0	2.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Schaeffler AG(7)	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	5/20		1.0	1.0	1.0
Scientific Games International Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	6.0%	N/A	10/21		4.0	4.0	4.0
Sears Roebuck Acceptance Corp.(7)	Multiline Retail	First Lien Senior Debt(6)	5.5%	N/A	6/18		5.0	5.0	4.8
Securus Technologies Holdings, Inc.	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.8%	N/A	4/20		4.9	5.0	4.9
Sedgwick Claims Management Services, Inc.	Insurance	First Lien Senior Debt(6)	3.8%	N/A	3/21		13.9	13.7	13.6
		Second Lien Senior Debt(6)	6.8%	N/A	2/22		5.0	5.0	4.7
								18.7	18.3
Seminole Hard Rock Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.5%	N/A	5/20		5.9	5.9	5.7
Serta Simmons Holdings, LLC	Household Durables	First Lien Senior Debt(6)	4.3%	N/A	10/19		8.8	8.8	8.7
The Servicemaster Company, LLC(7)	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		5.5	5.4	5.4
Ship Luxco 3 S.a.r.l(7)	IT Services	First Lien Senior Debt(6)	4.8%	N/A	11/19		5.0	5.0	5.0
Sinclair Television Group, Inc.(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	7/21		4.0	4.0	4.0
Southcross Energy Partners, L.P.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/21		1.0	1.0	0.9
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		20.3	20.2	19.6
Spectrum Brands, Inc(7)	Household Products	First Lien Senior Debt(6)	3.5%	N/A	9/19		1.2	1.2	1.2
Spin Holdco Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	11/19		7.4	7.5	7.3
Standard Aero Limited(7)	Aerospace & Defense	First Lien Senior Debt(6)	5.0%	N/A	11/18		1.4	1.4	1.4
Star West Generation LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	3/20		2.0	2.0	2.0
Station Casinos LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	3/20		12.0	11.9	11.7
Steinway Musical Instruments, Inc.	Leisure Products	First Lien Senior Debt(6)	4.8%	N/A	9/19		5.0	5.0	5.0
STHI Holding Corp.	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.5%	N/A	8/21		7.0	7.0	6.9
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	2.0
Syniverse Holdings, Inc.	Wireless Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	4/19		15.0	14.9	14.6
Tallgrass Operations, LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	11/18		8.4	8.4	8.3
TI Group Automotive Systems, L.L.C.(7)	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	7/21		7.5	7.4	7.4
TMS International Corp.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	10/20		12.8	12.9	12.8
TNS, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	2/20		4.0	4.0	3.9
TPF II LC, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	5.5%	N/A	9/21		2.0	2.0	2.0
TransDigm Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.5	7.4	7.4
Trans Union LLC	Professional Services	First Lien Senior Debt(6)	4.0%	N/A	4/21		19.9	19.8	19.7
Travelport Finance (Luxembourg) S.à r.l.(7)	Internet Software & Services	First Lien Senior Debt(6)	6.0%	N/A	9/21		4.0	3.9	4.0
TWCC Holding Corp.	Media	First Lien Senior Debt(6)	3.5%	N/A	2/17		5.0	4.9	4.9
		Second Lien Senior Debt(6)	7.0%	N/A	6/20		5.0	5.0	4.8
								9.9	9.7
Tyche Holdings, LLC	IT Services	First Lien Senior Debt(6)	5.5%	N/A	11/21		5.4	5.4	5.4
U.S. Renal Care, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	7/19		13.3	13.4	13.2
United Air Lines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	9/21		8.0	7.9	7.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Univision Communications Inc.	Media	First Lien Senior Debt(6)	4.0%	N/A	2/20-3/20		12.5	12.4	12.2
USIC Holdings, Inc.	Construction & Engineering	First Lien Senior Debt(6)	4.0%	N/A	7/20		14.9	14.8	14.6
USI, Inc.	Insurance	First Lien Senior Debt(6)	4.3%	N/A	12/19		8.4	8.5	8.3
Valeant Pharmaceuticals International, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	2/19		8.7	8.7	8.6
Vencore, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.8%	N/A	11/19		4.2	4.2	4.2
Veyance Technologies, Inc.	Machinery	First Lien Senior Debt(6)	5.3%	N/A	9/17		1.9	1.9	1.9
VWR Funding, Inc.(7)	Distributors	First Lien Senior Debt(6)	3.4%	N/A	4/17		9.9	9.9	9.9
Wall Street Systems Delaware, Inc.(7)	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		4.9	4.8	4.9
Wastequip, LLC	Machinery	First Lien Senior Debt(6)	5.5%	N/A	8/19		5.0	5.0	4.9
WaveDivision Holdings, LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	10/19		8.4	8.5	8.3
WideOpenWest Finance, LLC	Media	First Lien Senior Debt(6)	4.8%	N/A	4/19		5.0	5.0	4.9
Wilsonart LLC	Building Products	First Lien Senior Debt(6)	4.0%	N/A	10/19		8.4	8.4	8.2
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	12/19		7.1	7.1	7.1
XO Communications, LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		10.4	10.4	10.3
Yankee Cable Acquisition, LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	2/20-3/20		13.3	13.3	13.3
Yonkers Racing Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	8/19		4.8	4.8	4.3
York Risk Services Holding Corp.(7)	Insurance	First Lien Senior Debt(6)	4.8%	N/A	10/21		1.0	1.0	1.0
Zayo Group LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	7/19		5.0	5.0	4.9

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	2.5
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.3	1.8
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	17.5	7.4
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		20.8	7.8	1.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		25.2	—	2.6
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	3.0	1.4
Wachovia Bank Commercial Mortgage Trust 2005-C22(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.4%	N/A	3/16		15.0	1.1	4.0
Wachovia Bank Commercial Mortgage Trust 2006-C24(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	3/16		15.0	1.0	2.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	1.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.9	12.3	6.9
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	3.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	9.8	14.4
								18.2	22.7
ACAS CLO 2013-2, Ltd.(7)		Subordinated Notes(6)			10/25		8.0	7.0	6.6
Apidos CLO XIV(7)		Income Notes(6)			4/25		8.1	7.3	7.3
Apidos CLO XIX(7)		Income Notes(6)			10/26		10.5	9.4	9.4
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		34.0	33.9	32.2
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	10.8	7.8
Ares XXIX CLO Ltd.(7)		Subordinated Notes(6)			4/26		7.3	6.6	6.6
Avery Point II CLO, Limited(7)		Income Notes(6)			7/25		2.6	2.2	2.2
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	7.9	9.5
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	23.6	23.6
Babson CLO Ltd. 2014-III(7)		Subordinated Notes(6)			1/26		3.8	3.4	3.4
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.7	9.2	9.1
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		2.3	1.8	1.8
Carlyle Global Market Strategies CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		14.6	13.4	12.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	9.3	28.0
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	3.0	3.4
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		5.3	4.6	4.6
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		35.0	33.7	33.7
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/15	360		1.9	0.3
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		12.5	1.8
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 31 Senior Loan Fund(7)		Subordinated Notes(6)			3/26		2.3	2.0	2.0
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.4	9.1
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.6
		Subordinated Securities(6)			9/19	15,000		7.0	2.3
								8.5	3.9
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	2.1	2.1
GoldenTree Loan Opportunities IX, Limited(7)		Subordinated Notes(6)			10/26		40.8	37.7	37.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.1	1.1
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(4)(6)			12/17		15.0	15.0	15.0
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		26.7	27.7	22.4
Highbridge Loan Management 2013-2, Ltd.(7)		Subordinated Notes(6)			10/24		27.0	22.9	22.9
LightPoint CLO IV, LTD(7)		Income Notes(6)			4/18		6.7	9.1	5.5
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	3.0	2.5
Limerock CLO III, Ltd.(7)		Subordinated Notes(6)			10/26		12.5	11.4	11.4
Magnetite VIII, Limited(7)		Subordinated Notes(6)			5/26		6.7	6.5	6.2
Magnetite XIV, Limited(7)		Subordinated Notes(4)(6)			6/16		20.0	20.0	20.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	8.6	3.2
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.3	2.3
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		3.5	4.3
Och-Ziff VIII, Ltd.(7)		Subordinated Notes(6)			9/26		16.0	15.1	15.1
Octagon Investment Partners VII, Ltd.(7)		Preferred Securities(4)(6)			12/16	5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)		Income Notes(6)			1/24		4.5	3.3	3.4
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	21.5	22.8
Octagon Investment Partners XX, Ltd.(7)		Subordinated Notes(6)			8/26		2.5	2.5	2.5
Octagon Investment Partners XXII, Ltd.(7)		Subordinated Notes(6)			11/25		8.4	7.7	7.7
Octagon Loan Funding, Ltd.(7)		Subordinated Notes(6)			9/26		4.0	3.6	3.6
OHA Credit Partners VIII, Ltd.(7)		Subordinated Notes(6)			4/25		5.0	4.5	4.5
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	14.5	11.1
THL Credit Wind River 2014-1 CLO Ltd.(7)		Subordinated Notes(6)			4/26		16.0	14.4	13.9
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.9	7.2
Voya CLO 2014-2, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	10.0	9.1
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	25.0	25.0

EUROPEAN CAPITAL CLO INVESTMENTS
Ares European III B.V.(7)	Diversified Financial Services	Subordinated Notes			8/24		6.1	3.4	3.5
Cordatus CLO II plc(7)	Diversified Financial Services	Subordinated Notes			7/24		6.1	2.2	6.1
Eaton Vance CDO X plc(7)	Diversified Financial Services	Secured Subordinated Notes			2/27		8.5	1.4	5.2
Euro-Galaxy II CLO B.V.(7)	Diversified Financial Services	Income Notes			10/22		3.0	2.7	2.8
		Subordinated Notes			10/22		6.7	3.3	5.0
								6.0	7.8
Subtotal Non-Control / Non-Affiliate Investments (55% of total investments at fair value)								$3,846.1	$3,472.1

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				1,165,930		$—	$7.9
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				4,213		—	4.6

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	2.3%	N/A	6/16-6/18		$2.7	2.1	2.1
		Mezzanine Debt(5)	N/A	3.1%	12/18		8.6	7.6	2.6
								9.7	4.7
Mobipark S.A.S.(7)	Machinery	First Lien Senior Debt	1.3%	N/A	10/17-12/17		1.7	1.7	1.6
		Second Lien Senior Debt	—%	N/A	11/17		0.7	0.7	0.6
		Convertible Preferred Stock(4)				23,082,525		9.3	1.7
		Redeemable Preferred Stock(4)				25,751,312		7.9	4.4
								19.6	8.3
Subtotal Affiliate Investments (1% of total investments at fair value)								$29.3	$25.5

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$8.7	$4.7	$5.0
		Common Stock(6)				100%		13.8	25.7
								18.5	30.7
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		395.5	1,131.4
								428.5	1,164.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,818,008		81.9	20.6
		Common Stock(4)(6)				197,161		18.2	—
		Common Stock Warrants(4)(6)				136,183		9.9	—
								110.0	20.6
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.5	20.3	20.5
		Membership Units(4)(6)				106,911		30.3	15.0
								50.6	35.5
BMR Energy LLC	Independent Power & Renewable Electricity Producers	Preferred Units(6)				11,620		11.9	11.9
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	8.0%	N/A	12/15-10/20		315.7	313.1	289.8
		Convertible Preferred Stock(4)(6)				243,642		144.6	—
								457.7	289.8
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	First Lien Senior Debt(6)	N/A	8.0%	3/15-4/15		9.3	9.3	9.3
		Convertible Preferred Stock(4)(6)				143,896,948		13.5	—
								22.8	9.3
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				57,940,360		43.8	0.2
Dyno Holding Corp.	Auto Components	First Lien Senior Debt(6)	8.9%	2.2%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.3%	11/16		34.7	28.1	16.7
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								113.8	51.9
ECA Medical Instruments	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		6.8	6.8	6.8
		Mezzanine Debt(6)	13.0%	3.5%	7/16		18.1	18.1	18.1
		Common Stock(4)(6)				583		13.4	4.7
								38.3	29.6
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		20.6	16.0
		Redeemable Preferred Stock(4)(6)				21,113		9.0	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,002,678		5.5	—
								36.2	16.0
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		46.0	45.7	46.8
		Common Membership Units(4)(6)				58,297		44.5	20.1
								90.2	66.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.6%	1/16		42.8	42.8	40.7
Fosbel Holding, Inc.	Commercial Services & Supplies	Mezzanine Debt(6)	N/A	17.0%	10/18		9.8	9.8	9.8
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		45.6	19.1	3.7
								28.9	13.5
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	5.2%	1/19		32.6	11.6	11.6
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		6.4	6.4	6.4
		Convertible Preferred Stock(6)				4,000		4.7	6.7
		Common Stock(4)(6)				100%		12.5	1.6
								23.6	14.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	—%	12.0%	3/15		18.3	18.3	18.8
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								24.9	18.8
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	3/15		45.2	36.5	35.6
		Convertible Preferred Stock(4)(6)				12,811,818		2.6	—
		Common Stock(4)(6)				22,416,432		6.4	—
								45.5	35.6
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt(6)	N/A	6.0%	2/15		8.2	8.2	8.2
		Membership Unit(4)(6)				1		19.0	28.8
								27.2	37.0
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				22,000,000		22.0	21.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	13.8
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.9
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.0	23.9	24.0
		Redeemable Preferred Stock(6)				2,485		2.3	2.3
		Convertible Preferred Stock(4)(6)				51,351		23.0	17.9
								49.2	44.2
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	12/15		13.9	11.8	8.9
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/15		6.4	3.2	—
		Common Stock(4)(6)				860,189		0.1	—
								15.1	8.9
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.9%	11.1%	12/17		67.0	32.8	19.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	19.9
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				87,838		55.1	87.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	12/15		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	12/16		13.6	13.6	13.6
		Mezzanine Debt(5)(6)	N/A	19.0%	12/16		25.0	11.0	12.0
		Common Stock(4)(6)				367,881		4.2	—
								30.2	27.0
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	6/17		16.9	14.6	17.1
		Common Stock(4)(6)				458,596		23.6	18.6
		Common Stock Warrants(4)(6)				56,372		2.9	2.3
								41.1	38.0
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(6)	N/A	12.0%	3/15		4.3	4.3	3.5
		First Lien Senior Debt(5)(6)	N/A	12.0%	12/15		10.8	8.1	—
								12.4	3.5
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.8%	N/A	10/16-7/17		20.5	20.5	20.5
		Convertible Preferred Stock(6)				38,723,509		5.4	5.4
		Common Stock(4)(6)				97,540		0.1	—
								26.0	25.9
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	103.6
		Common Stock(6)				150		0.2	1.0
								15.0	104.6
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		23.5	23.4	23.5
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.9%	7.2%	12/19		67.1	66.3	67.1
		Common Stock				810		9.5	9.2
								111.9	112.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		35.2	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	3/15		9.7	5.7	2.6
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								10.6	2.6
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		57.9	82.9
		Common Stock(4)(6)				175,853		11.4	16.9
								69.3	99.8

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.0	34.6	36.5
		Common Stock(4)				2,697,010		100.0	103.6
								134.6	140.1
European Capital UK SME Debt LP(7)		Partnership Interest				500		0.6	0.6
Financière H S.A.S.(7)	Health Care Equipment & Supplies	Mezzanine Debt(5)	3.0%	5.8%	10/15		15.0	9.7	9.5
		Convertible Preferred Stock(4)				930,558		58.1	—
								67.8	9.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock(4)				1		26.1	26.1
		Common Stock(4)				8,000,000		9.7	6.2
								35.8	32.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		5.0	4.1	5.1
		Mezzanine Debt	N/A	4.0%	12/21		22.1	22.1	22.1
		Mezzanine Debt(5)	N/A	4.0%	12/21		28.8	17.2	17.2
		Convertible Preferred Stock(4)				8,665,001		10.5	—
		Redeemable Preferred Stock(4)					3.7	8.1	—
								62.0	44.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.9	4.9	4.9
		Convertible Preferred Stock(4)				1,982,668		15.0	—
		Redeemable Preferred Stock(4)				1		—	1.0
								19.9	5.9
Miles 33 Limited(7)	Media	First Lien Senior Debt	3.5%	N/A	9/17		8.3	8.3	8.3
		Mezzanine Debt	4.5%	5.0%	9/17		16.7	16.7	16.7
		Redeemable Preferred Stock(4)					71.9	30.3	8.6
		Common Stock(4)				600,000		0.9	—
								56.2	33.6
MP Equity S.A.S.(7)	Food Products	Redeemable Preferred Stock(4)					2.7	2.5	—

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		2.2	0.6
Subtotal Control Investments (44% of total investments at fair value)								$2,541.5	$2,782.4
Total Investment Assets								$6,416.9	$6,280.0

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(3.4)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(3.1)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.0)
Citibank, N.A.	Total Return Swaps		12/14	2	27.1	—	(3.0)
American Capital Equity III, LP(8)	WRH, Inc. Equity Option		4/15	1		—	(73.6)
Total Derivative Agreements						$—	$(84.1)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
Deutsche Global Liquidity Managed Sterling Fund	$264.9	$264.9
Wells Fargo Advantage Heritage Money Market Fund(6)	10.0	10.0
Fidelity Institutional Money Market Fund(6)	10.0	10.0
BofA Funds Series Trust - BofA Money Market Reserves(6)	10.0	10.0
Dreyfus Institutional Cash Advantage-I Fund(6)	10.0	10.0
STIT - Liquid Assets Portfolio(6)	5.0	5.0
JPMorgan Prime Money Market Fund(6)	5.0	5.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio(6)	5.0	5.0
Total Money Market Funds	$319.9	$319.9

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily three-month LIBOR, with interest rate floors. PIK represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements
Interim consolidated financial statements of American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).
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
We currently consolidate ACAS Funding I, LLC and ACAS Funding II, LLC, which are wholly-owned special purpose financing vehicles that were formed for the purpose of purchasing first and second lien floating rate loans to large-market U.S. based companies (“Senior Floating Rate Loans”) under a $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility, respectively. As of June 30, 2015, ACAS Funding I, LLC and ACAS Funding II, LLC did not have any other operations or activities. We also consolidate American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. As of June 30, 2015, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.
Our consolidated financial statements also include the accounts of European Capital, which is a wholly-owned investment company entity that, effective October 1, 2014, acts as an extension of our investment operations and facilitates the execution of our investment strategy. Our consolidated financial statements also include the accounts of AC Corporate Holdings, Inc. (“ACCH”), which is a wholly-owned entity that has purchased and holds numerous investment securities on behalf of American Capital. As of June 30, 2015, European Capital and ACCH did not have any other operations or activities and were considered to be investment companies under ASC 946, as amended by Accounting Standards Update No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
Note 2. Organization
We are a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance and Other Investments”). We also invest in Senior Floating Rate Loans and structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities and commercial mortgages and commercial mortgage backed securities (“CMBS”). Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.
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
For debt and redeemable preferred equity investments of our investment portfolio for which we do not control or cannot gain control as of the measurement date and no active market exists, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date, including considering the current maturity date of the loan. The average life used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on the current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$2,268	$595	$2,863
Second Lien Senior Debt	—	352	434	786
Mezzanine Debt	—	—	625	625
Preferred Equity	—	—	644	644
Common Equity	—	—	1,616	1,616
Structured Products	—	—	726	726
Investments at Fair Value	—	2,620	4,640	7,260
Other Assets	—	—	32	32
Derivative Agreements	—	(6)	—	(6)
Long Term Incentive Plan Liability	—	—	(29)	(29)
Other Assets and Liabilities at Fair Value	—	(6)	3	(3)
Total	$—	$2,614	$4,643	$7,257

	December 31, 2014
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$1,644	$870	$2,514
Second Lien Senior Debt	—	340	347	687
Mezzanine Debt	—	—	472	472
Preferred Equity	—	—	462	462
Common Equity	—	—	1,562	1,562
Structured Products	—	—	583	583
Investments at Fair Value	—	1,984	4,296	6,280
Other Assets	—	—	51	51
Derivative Agreements	—	(10)	(74)	(84)
Long Term Incentive Plan Liability	—	—	(82)	(82)
Other Assets and Liabilities at Fair Value	—	(10)	(105)	(115)
Total	$—	$1,974	$4,191	$6,165

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2015 and 2014:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreement	Total
Balances, April 1, 2015	$1,061	$652	$658	$1,522	$641	$42	$(30)	$(111)	$4,435
Net realized (loss) gain(1)	(6)	(31)	(191)	(56)	1	—	—	45	(238)
Reversal of prior period net depreciation (appreciation) on realization(2)	10	31	82	57	(1)	—	—	65	244
Net unrealized (depreciation) appreciation(2)(3)	(11)	(8)	13	(5)	(10)	1	1	—	(19)
Purchases(4)	151	7	106	151	194	—	—	—	609
Sales(5)	(147)	(27)	(27)	(56)	—	—	—	—	(257)
Settlements, net(6)	(31)	(1)	—	—	(99)	(11)	—	1	(141)
Effects of exchange rate changes	5	2	3	3	—	—	—	—	13
Transfers in(7)	—	—	—	—	—	—	—	—	—
Transfers out(7)	(3)	—	—	—	—	—	—	—	(3)
Balances, June 30, 2015	$1,029	$625	$644	$1,616	$726	$32	$(29)	$—	$4,643

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Total
Balances, April 1, 2014	$1,125	$497	$900	$2,027	$303	$33	$4,885
Net realized (loss) gain(1)	(11)	(2)	(20)	21	(1)	—	(13)
Reversal of prior period net depreciation (appreciation) on realization(2)	11	2	37	(40)	—	—	10
Net unrealized (depreciation) appreciation(2)(3)	(4)	9	(23)	179	—	(3)	158
Purchases(4)	62	2	(3)	36	78	44	219
Sales(5)	—	(1)	(115)	(115)	—	(1)	(232)
Settlements, net(6)	(84)	(91)	—	—	(42)	—	(217)
Transfers out of Level 3(7)	(129)	—	—	—	—	—	(129)
Balances, June 30, 2014	$970	$416	$776	$2,108	$338	$73	$4,681

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2015 and 2014:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreement	Total
Balances, January 1, 2015	$1,217	$472	$462	$1,562	$583	$51	$(82)	$(74)	$4,191
Net realized (loss) gain(1)	(30)	(58)	(335)	(59)	(7)	—	(46)	45	(490)
Reversal of prior period net depreciation on realization(2)	34	58	227	62	7	—	46	65	499
Net unrealized (depreciation) appreciation(2)(3)	(25)	(16)	87	(46)	(15)	(2)	(2)	(37)	(56)
Purchases(4)	248	77	204	171	269	—	—	—	969
Sales(5)	(157)	(27)	(56)	(67)	(2)	—	—	—	(309)
Settlements, net(6)	(232)	127	59	3	(106)	(17)	46	1	(119)
Effects of exchange rate changes	(24)	(8)	(4)	(10)	(3)	—	9	—	(40)
Transfers in(7)	3	—	—	—	—	—	—	—	3
Transfers out(7)	(5)	—	—	—	—	—	—	—	(5)
Balances, June 30, 2015	$1,029	$625	$644	$1,616	$726	$32	$(29)	$—	$4,643

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Total
Balances, January 1, 2014	$1,060	$520	$1,125	$2,091	$276	$29	$5,101
Net realized (loss) gain(1)	(8)	(2)	(20)	44	(3)	—	11
Reversal of prior period net depreciation (appreciation) on realization(2)	11	2	37	(48)	6	—	8
Net unrealized (depreciation) appreciation(2)(3)	(8)	(8)	(134)	347	(2)	(4)	191
Purchases(4)	177	(4)	9	54	120	49	405
Sales(5)	(20)	(1)	(178)	(442)	—	(1)	(642)
Settlements, net(6)	(113)	(91)	(63)	62	(59)	—	(264)
Transfers out of Level 3(7)	(129)	—	—	—	—	—	(129)
Balances, June 30, 2014	$970	$416	$776	$2,108	$338	$73	$4,681

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2015:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$345	Enterprise discounted cash flow	Discount rate	11%	55%	18%
			Terminal value growth rate	2%	10%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	(25)%	(44)%
			Control premium	—%	15%	9%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	5%	(32)%
Mezzanine Debt	$482	Enterprise discounted cash flow	Discount rate	12%	42%	15%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	(10)%	(38)%
			Control premium	8%	19%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	5%	(24)%
Preferred Equity	$614	Enterprise discounted cash flow	Discount rate	11%	47%	17%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	25%	(38)%
			Control premium	7%	19%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	5%	(32)%
Common Equity	$1,616	Enterprise discounted cash flow	Discount rate	4%	55%	14%
			Terminal value growth rate	2%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	10%	(13)%
			Control premium	—%	19%	14%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	5%	(16)%
Long Term Incentive Plan Liability	$(29)	Discounted cash flow	Discount rate	11%	11%	11%
			(Discount) due to lack of control and marketability	(30)%	(5)%	(28)%

Market Yield Valuation Methodology
Senior Debt	$675	Discounted cash flow	Market yield	5%	16%	9%
			Estimated remaining life	1 yr	4 yrs	3 yrs
Mezzanine Debt	$143	Discounted cash flow	Market yield	14%	22%	15%
			Estimated remaining life	1 yr	4 yrs	1 yr
Preferred Equity	$30	Discounted cash flow	Market yield	9%	30%	19%
			Estimated remaining life	3 yrs	4 yrs	3 yrs
Structured Products	$726	Discounted cash flow	Discount rate	5%	28%	14%
			Constant prepayment rate	30%	35%	30%
			Constant default rate	—%	2%	1%

Third-Party Vendor Pricing Service
Senior Debt	$9	Third-party vendor pricing	Bid/Ask	80	82	81

Total	$4,611

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2014:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$558	Enterprise discounted cash flow	Discount rate	10%	53%	16%
			Terminal value growth rate	2%	5%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	(30)%	(44)%
			Control premium	—%	21%	15%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	5%	(36)%
Mezzanine Debt	$308	Enterprise discounted cash flow	Discount rate	11%	34%	15%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	—%	(38%)
			Control premium	7%	21%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	5%	(12%)
Preferred Equity	$459	Enterprise discounted cash flow	Discount rate	7%	38%	16%
			Terminal value growth rate	2%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	35%	(34%)
			Control premium	4%	19%	12%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	5%	(27%)
Common Equity	$1,562	Enterprise discounted cash flow	Discount rate	4%	53%	14%
			Terminal value growth rate	2%	5%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	35%	(23%)
			Control premium	—%	21%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50%)	15%	(17%)
Long Term Incentive Plan Liability	$(82)	Discounted cash flow	Discount rate	11%	11%	11%
			(Discount) due to lack of control and marketability	(30%)	(10%)	(30%)

Market Yield Valuation Methodology
Senior Debt	$641	Discounted cash flow	Market yield	5%	18%	10%
			Estimated remaining life	0 yrs	4 yrs	4 yrs
Mezzanine Debt	$164	Discounted cash flow	Market yield	13%	22%	15%
			Estimated remaining life	1 yr	4 yrs	2 yrs
Preferred Equity	$3	Discounted cash flow	Market yield	16%	27%	23%
			Estimated remaining life	3 yrs	4 yrs	4 yrs
Structured Products	$583	Discounted cash flow	Discount rate	5%	57%	13%
			Constant prepayment rate	30%	35%	31%
			Constant default rate	—%	2%	1%

Third-Party Vendor Pricing Service
Senior Debt	$18	Third-party vendor pricing	Bid/Ask	95	97	96

Black-Scholes Option Pricing Methodology
Derivative Agreement	$(74)	Black-Scholes model	Volatility	117%	117%	117%
			Estimated remaining life	0.3 yrs	0.3 yrs	0.3 yrs

	$4,140

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Cost
First Lien Senior Debt	41.8%	40.5%
Second Lien Senior Debt	11.5%	11.2%
Mezzanine Debt	10.7%	10.0%
Preferred Equity	9.7%	13.4%
Common Equity	15.1%	15.0%
Structured Products	11.2%	9.9%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	39.4%	40.0%
Second Lien Senior Debt	10.8%	10.9%
Mezzanine Debt	8.6%	7.5%
Preferred Equity	8.9%	7.4%
Common Equity	22.3%	24.9%
Structured Products	10.0%	9.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of June 30, 2015 and December 31, 2014. Our investments in CLO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	June 30, 2015	December 31, 2014
Cost
Commercial Services and Supplies	8.2%	6.4%
Capital Markets	7.5%	8.3%
Life Sciences Tools and Services	7.0%	14.5%
Software	5.0%	3.2%
IT Services	4.1%	3.2%
Diversified Consumer Services	3.8%	3.7%
Health Care Providers and Services	3.8%	2.9%
Household Durables	3.5%	3.5%
Media	3.3%	2.4%
Diversified Financial Services	3.2%	1.7%
Auto Components	3.1%	3.3%
Professional Services	3.0%	2.8%
Hotels, Restaurants and Leisure	2.9%	3.0%
Real Estate and Real Estate Investment Trusts	2.9%	2.7%
Health Care Equipment and Supplies	2.7%	4.0%
Specialty Retail	2.3%	1.5%
Textiles, Apparel and Luxury Goods	2.2%	2.5%
Insurance	2.1%	1.7%
Oil, Gas and Consumable Fuels	2.0%	2.0%
Aerospace and Defense	2.0%	1.7%
Food Products	1.9%	2.2%
Machinery	1.7%	1.8%
Pharmaceuticals	1.6%	0.8%
Energy Equipment and Services	1.0%	1.6%
Other	19.2%	18.6%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	June 30, 2015	December 31, 2014
Fair Value
Capital Markets	18.1%	21.3%
Commercial Services and Supplies	7.0%	5.8%
Life Sciences Tools and Services	6.6%	9.2%
Software	4.5%	3.0%
Diversified Consumer Services	4.1%	3.8%
Health Care Providers and Services	3.6%	2.9%
IT Services	3.6%	2.9%
Media	3.1%	2.5%
Professional Services	3.1%	2.9%
Household Durables	2.9%	3.3%
Hotels, Restaurants and Leisure	2.7%	3.2%
Diversified Financial Services	2.5%	1.1%
Real Estate and Real Estate Investment Trusts	2.5%	2.1%
Auto Components	2.2%	2.3%
Specialty Retail	2.1%	1.3%
Insurance	2.0%	1.7%
Aerospace and Defense	2.0%	1.7%
Health Care Equipment and Supplies	1.9%	2.7%
Textiles, Apparel and Luxury Goods	1.8%	2.1%
Internet and Catalog Retail	1.7%	1.9%
Food Products	1.6%	2.0%
Oil, Gas and Consumable Fuels	1.5%	1.6%
Pharmaceuticals	1.5%	0.8%
Other	17.4%	17.9%
Total	100.0%	100.0%

Note 5. Borrowings
Our debt obligations consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Secured revolving credit facility due August 2016, $250 million commitment	$—	$—
Secured revolving credit facility due March 2017, $1,250 million commitment	820	726
Secured revolving credit facility due October 2016, $500 million commitment	422	51
Secured term loan due August 2017, net of discount	444	444
Unsecured Private Notes due September 2018, net of discount	345	344
European Capital unsecured senior notes, Series 2006-I due January 2022, €52 million	—	64
European Capital unsecured senior notes, Series 2007-I due July 2022, $37.5 million	38	37
European Capital unsecured senior notes, Series 2007-II due July 2022, $37.5 million	38	37
Total	$2,107	$1,703
The daily weighted average debt balance, excluding discounts, for the three and six months ended June 30, 2015 was $2,197 and $2,025, respectively, compared to $800 million for each of the comparable periods in 2014. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2015 was 3.7% and 3.6%, respectively, compared to 5.7% and 5.8%, respectively, for the comparable periods in 2014. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2015 was 3.1% and 3.1%, respectively, compared to 5.0% and 5.1%, respectively, for the comparable periods in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

2014. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of June 30, 2015 and December 31, 2014 was 3.0% and 3.3%, respectively.
As of June 30, 2015 and December 31, 2014, the aggregate fair value of the above borrowings was $2,126 million and $1,729 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of June 30, 2015 and December 31, 2014. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
Unsecured Private Notes
On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes were rated B3, B+ and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default. As of June 30, 2015, we were in compliance with all of the covenants under the Private Notes.
European Capital Unsecured Senior Notes
In December 2006, European Capital entered into a note purchase agreement to issue €52 million of senior unsecured 15-year notes due January 2022 to accredited investors in a private placement offering (“Series 2006-I Notes”). The Series 2006-I Notes had a floating rate of EURIBOR plus 2.75%. On June 17, 2015, the Series 2006-I Notes were repaid in full. European Capital entered into a note purchase agreement to issue $37.5 million of senior unsecured notes due July 2022 to accredited investors in a private placement offering (“Series 2007-I Notes”). The Series 2007-I Notes have a floating rate of LIBOR plus 2.75%. In March 2007, European Capital entered into a note purchase agreement to issue $37.5 million of senior unsecured notes due July 2022 to accredited investors in a private placement offering (“Series 2007-II Notes”). The Series 2007-II Notes have a floating rate of LIBOR plus 2.75%. As of June 30, 2015, the interest rate on the Series 2007-I Notes and Series 2007-II Notes was 3.02%. In July 2015, European Capital issued prepayment notices to the holders of the Series 2007-I Notes and Series 2007-II Notes and will repay these notes in August 2015.
The above unsecured senior notes contain covenants that, among other things, require that European Capital maintain a minimum consolidated tangible net worth of €225 million, plus 50% of any equity issued by European Capital after the issuance of the applicable notes, require the interest charge cover meet a minimum threshold depending on the ratio of earnings before interest and taxes to interest expense and a maximum debt to equity ratio of 4:1. The unsecured senior notes also contain cross-default provisions to debt of European Capital of $15 million or more. As of June 30, 2015, European Capital was in compliance with all covenants for these notes.
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
As of June 30, 2015, the interest rate on our Secured Term Loan Facility was 3.50% and the borrowing base coverage was 267%. As of June 30, 2015, we were in compliance with all of the covenants under the Secured Term Loan Facility.
The following table sets forth the scheduled amortization on the secured term loans, unsecured private notes and unsecured senior notes:

August 2015	$4.5 million
August 2016	$4.5 million
Secured Term Loans due August 2017	Outstanding Balance
Unsecured Private Notes due September 2018	Outstanding Balance
Unsecured senior notes (Series 2007-I Notes) due July 2022	Outstanding Balance
Unsecured senior notes (Series 2007-II Notes) due July 2022	Outstanding Balance
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
We are required to pay a fee in an amount equal to 0.50% on the average daily unused amount of the lender commitments under our $250 Million Revolving Credit Facility from the closing date to but excluding the earlier of the date on which a lender’s commitment terminates and the commitment termination date, payable quarterly. As of June 30, 2015, the total commitments under our $250 Million Revolving Credit Facility were $250 million. As of June 30, 2015, we were in compliance with all of the covenants under the $250 Million Revolving Credit Facility.
$1.25 Billion Revolving Credit Facility
On June 27, 2014, ACAS Funding I, LLC, a wholly-owned financing subsidiary, obtained a $750 million secured revolving credit facility provided by Bank of America, N.A. On March 6, 2015, the commitments to the existing $750 million secured revolving credit facility were increased by $500 million to $1.25 billion (the “$1.25 Billion Revolving Credit Facility”). In addition to the increase, the maturity date of the facility was extended to March 6, 2017. The facility bears interest at a rate per annum equal to LIBOR plus 1.60%. As of June 30, 2015, the interest rate on the $1.25 Billion Revolving Credit Facility was 1.78%.
We may borrow, prepay and reborrow loans under the $1.25 Billion Revolving Credit Facility at any time prior to February 6, 2017, subject to certain terms and conditions. Any outstanding balance on the $1.25 Billion Revolving Credit Facility as of the commitment termination date is repayable on the maturity date.
We are required to pay a fee in an amount equal to 1.60% on the average daily unused amount of lender commitments up to $375 million and 0.75% on undrawn amounts up to $750 million. Beginning on September 6, 2015, we are required to pay a fee in an amount equal to 1.60% on the average daily unused amount of lender commitments up to $750 million and 0.75% on the lesser of $500 million and the average unused daily unused amount during the period. All fees are payable quarterly. As of June 30, 2015, the total debt outstanding under our $1.25 Billion Revolving Credit Facility was $820 million, which was secured

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

by portfolio investments with fair values of $1,636 million. As of June 30, 2015, we were in compliance with all of the covenants under the $1.25 Billion Revolving Credit Facility.
$500 Million Revolving Credit Facility
On October 30, 2014, ACAS Funding II, LLC, a wholly-owned financing subsidiary, obtained a $500 million secured revolving credit facility (the “$500 Million Revolving Credit Facility”), provided by Deutsche Bank AG. The $500 Million Revolving Credit Facility, which matures in October 2016, bears interest at a rate per annum equal to LIBOR plus 1.60%. As of June 30, 2015, the interest rate on the $500 Million Revolving Credit Facility was 1.88%.
We may borrow, prepay and reborrow loans under the $500 Million Revolving Credit Facility at any time prior to October 30, 2016, the commitment termination date, subject to certain terms and conditions. Any outstanding balance on the $500 Million Revolving Credit Facility as of the commitment termination date is repayable on the maturity date.
As of June 30, 2015, the total debt outstanding under our $500 Million Revolving Credit Facility was $422 million, which was secured by portfolio investments with fair values of $654 million. As of June 30, 2015, we were in compliance with all of the covenants under the $500 Million Revolving Credit Facility.
Note 6. Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As required by the 1940 Act, we are restricted from issuing awards to our employees and non-employee directors to the extent that the amount of voting securities that would result from the exercise of all such awards at the time of issuance exceeds 20% of our outstanding voting securities. As of June 30, 2015, there were 3.7 million shares available to be granted under the employee stock option plans and in accordance with the 1940 Act restrictions.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of June 30, 2015, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three and six months ended June 30, 2015 and 2014.
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
As discussed in Note 9, due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business which resulted in a workforce reduction of our employees in the fourth quarter of 2014. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and the employees were given a period of up to one year from their separation date, or less if the

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

expiration of the option was within one year from their separation date, to exercise all outstanding options. During the six months ended June 30, 2015, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the acceleration of 1.0 million unvested stock options was accounted for as a modification and resulted in additional stock-based compensation expense of approximately $4 million related to additional workforce reductions.
During the three and six months ended June 30, 2015, we recorded stock-based compensation expense attributable to our stock options of $5.2 million and $9.8 million, respectively. During the three and six months ended June 30, 2014, we recorded stock-based compensation expense attributable to our stock options of $4.4 million and $14.9 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.
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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the six months ended June 30, 2015, cash bonus awards of $7 million were granted under the Deferred Plan. During the three and six months ended June 30, 2014, cash bonus awards of $10 million were granted under the Deferred Plan.
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
In addition, the communication of the $2.6 million of excess cash bonus awards to our Chief Executive Officer resulted in a financial obligation under U.S. GAAP to provide equity compensation commensurate with the terms of the cash bonus awards in return for services to be performed by our Chief Executive Officer during the award vesting period. The financial obligation has been accounted for as a liability award and stock-based compensation expense of $1.5 million associated with prior periods was recorded in the first quarter of 2014. The net impact of these adjustments was a $1.1 million reduction to stock-based compensation expense in the first quarter of 2014. An additional $0.3 million of income tax expense was recorded during the first quarter of 2014 as a result of these adjustments. These errors were immaterial to the individual prior periods impacted. During the second quarter of 2014, pursuant to the Deferred Plan, an award of $10 million was granted to our Chief Executive Officer that partially settled this financial obligation. During the first quarter of 2015, an award of $7 million was granted to our Chief Executive Officer that settled the remainder of this financial obligation. These grants were funded with shares from the Trust which had previously been forfeited by former employees prior to being fully vested in their shares.
During the three and six months ended June 30, 2015, we recorded stock-based compensation expense of $1.9 and $4.8 million, respectively, attributable to the Deferred Plan. During the three and six months ended June 30, 2014, we recorded stock-based compensation expense of $4.5 and $3.6 million, respectively, attributable to the Deferred Plan.
Long Term Incentive Plan Liability
European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, European Capital Asset Management Limited (“ECAM”), a

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

wholly owned subsidiary of ACAM, under Long Term Incentive Plans (the “Plans”) for an issue price determined at the time of issuance. The Plans have a 5-year vesting period. The Redeemable Preferred Shares are subdivided into subclasses of shares. The redemption value of each sub-class of Redeemable Preferred Shares is calculated using a predetermined formula and is based on the net liquidity proceeds, as defined in the Plans, on the exit of specifically referenced investments of European Capital in excess of certain hurdle rates. The Plans have annual calculation and redemption dates through December 31, 2018 and March 1, 2019, respectively, for sub-classes A, B and C and December 31, 2023 and March 1, 2024, respectively, for sub-classes D, E and F. Redeemable Preferred Shares related to specifically referenced investments not exited at the final annual calculation dates will be redeemed after the receipt of subsequent net liquidity proceeds or, if specifically referenced investments that remain outstanding on January 1, 2020 for sub-classes A, B and C and January 1, 2025 for sub-classes D, E and F, will be redeemed based on the realizable value of the remaining referenced investments. European Capital elected to recognize the Redeemable Preferred Shares at fair value in accordance with FASB ASC Topic 825, Financial Instruments.
The holders of the Redeemable Preferred Shares have no rights to participate in or receive notice of any general meeting of European Capital and the shares are generally not transferable. The Redeemable Preferred Shares have no rights to receive dividends. During the three months ended March 31, 2015, a portion of Redeemable Preferred Shares were redeemed and European Capital realized a loss of $46 million, offset by a reversal of unrealized depreciation of $46 million, which is included in net realized (loss) gain and net unrealized appreciation in our consolidated statements of operations.
The fair value of the Redeemable Preferred Shares is calculated as of June 30, 2015 and December 31, 2014 using the net present value of the estimated future cash flows of the underlying European Capital investments with discounts applied for equity risk, liquidity risk, credit risk, minority interests, lack of marketability and a forfeiture rate. The fair value of the Redeemable Preferred Shares as of June 30, 2015 and December 31, 2014 was $29 million and $82 million, respectively, which is included in other liabilities in our consolidated balance sheets. The fair value of the underlying European Capital investments as of June 30, 2015 and December 31, 2014 was $516 million and $608 million, respectively.
There were no shares issued or redeemed for the three months ended June 30, 2015. The following table summarizes the number of shares issued and redeemed for the three months ended March 31, 2015:

	Class A	Class B	Class C	Class D	Class E	Class F	Total
Balance, December 31, 2014	412	413	589	100	100	100	1,714
Shares Issued	—	—	—	—	—	—	—
Shares Redeemed	(68)	(68)	(98)	—	—	—	(234)
Balance, March 31, 2015	344	345	491	100	100	100	1,480
Note 8. Net Operating Income and Net Earnings Per Common Share
The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted net operating income per common share	$67	$26	$117	$31
Numerator for basic and diluted net earnings per common share	$62	$212	$77	$282
Denominator for basic weighted average common shares	272.4	266.2	271.8	268.4
Employee stock options and awards	11.0	12.3	11.4	12.5
Denominator for diluted weighted average common shares	283.4	278.5	283.2	280.9
Basic net operating income per common share	$0.25	$0.10	$0.43	$0.12
Diluted net operating income per common share	$0.24	$0.09	$0.41	$0.11
Basic net earnings per common share	$0.23	$0.80	$0.28	$1.05
Diluted net earnings per common share	$0.22	$0.76	$0.27	$1.00
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
Stock options and unvested shares under our deferred compensation plan of 5.3 million and 6.0 million for the three and six months ended June 30, 2015, respectively, and 7.8 million and 8.0 million for the three and six months ended June 30, 2014, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.
Note 9. Restructuring Costs
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in a workforce reduction of approximately 13% of our employees and the closing of one of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. We recorded charges for both severance and related employee costs and excess office facilities costs of $24 million for the year ended December 31, 2014, including $11 million from the modification of stock options. In addition, during the six months ended June 30, 2015, we recorded charges for both severance and related employee costs of $10 million, including $4 million from the modification of stock options related to additional workforce reductions. The severance and related employee costs and the additional stock-based compensation expense resulting from the modification are included in salaries, benefits and stock-based compensation and the excess facilities costs are included in general and administrative in our consolidated statements of operations. The liability for employee severance costs and excess facilities is included in other liabilities in our consolidated balance sheets as of June 30, 2015.
In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $4 million as of June 30, 2015 related to these excess office facilities represents gross lease commitments with agreements expiring at various dates through 2023 of approximately $21 million, net of committed and estimated sublease income of approximately $16 million and a present value factor of $1 million. We have entered into signed sublease arrangements for approximately $1 million, with the remaining $15 million based on estimated future sublease income.
The following table summarizes the restructuring accrual activity during the six months ended June 30, 2015:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2014	$8	$5	$13
Restructuring charges	6	—	6
Cash payments	(7)	(1)	(8)
Balance, March 31, 2015	7	4	11
Restructuring charges	—	—	—
Cash payments	(4)	—	(4)
Balance, June 30, 2015	$3	$4	$7

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 10. Shareholders’ Equity
Our common stock activity for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
Common stock outstanding at beginning of period	266.9	270.2
Issuance of common stock under stock option plans	7.7	2.4
Repurchase of common stock	(6.5)	(8.9)
Common stock outstanding at end of period	268.1	263.7
Share Repurchase Program
During 2011, our Board of Directors adopted a program pursuant to which it will consider quarterly setting an amount to be utilized for share repurchases or dividends (the “Program”). Generally, the amount may be utilized for repurchases if the price of our common stock represents a discount to its NAV per share, and the amount may be utilized for the payment of cash dividends if the price of our common stock represents a premium to its NAV per share.
Repurchases under the Program were suspended in March 2014 as we undertook a process to evaluate potential capital requirements that could result from our previously announced plan to consider organizational changes to enhance shareholder value. We later announced that our Board had unanimously approved a plan to proceed with the spin-off of most of its investments in new a business development company to our shareholders, with American Capital continuing as a public asset manager. During the first quarter of 2015, our Board of Directors determined that it is appropriate to reinstate authorization for share repurchases while we seek to accomplish the announced spin-off. We included the written notice to stockholders required by Section 23(c) of the Investment Company Act of 1940 regarding the possibility of share repurchases over the next six months in the Proxy Statement for our 2015 Annual Meeting of Stockholders.
In determining the quarterly amount, the Board of Directors will be guided by our net cash provided by operating activities in preceding quarters, our capital requirements associated with completion of the spin-off transaction, our cash position, operational issues, economic conditions and the current trading price of our common stock and other factors. During the three months ended June 30, 2015, we repurchased a total of 6.5 million shares of our common stock in the open market for an aggregate price of $93 million at an average price of $14.32 per share. During the three months ended March 31, 2014, we repurchased a total of 8.9 million of our common stock in the open market for an aggregate price of $137 million at an average price of $15.38 per share.
Our Board of Directors recently modified the Program shortly after the second quarter of 2015 to authorize the purchase of $300 million to $600 million of common stock at prices per share below 85% of our most recent quarterly net asset value per share, subject to certain conditions.
The Program may be further suspended, terminated or modified at any time for any reason. The Program does not obligate us to acquire any specific number of shares of our common stock, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of share repurchases.
Note 11. Income Taxes
As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of June 30, 2015. Our tax fiscal year ends on September 30.
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
As of June 30, 2015, our deferred tax asset was $730 million, our deferred tax liability was $336 million, our valuation allowance was $130 million and our net deferred tax asset was $264 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of June 30, 2015, we believe that it is more likely than not that we will have future ordinary income to realize the majority of our ordinary deferred tax assets and therefore did not record a valuation allowance against these ordinary deferred tax assets. On April 1, 2015, the New York State Legislature passed legislation that enacted several tax law changes that impact American Capital. As a result of the tax law changes, it is more likely than not that a portion of our net operating losses (“NOL”) generated in New York City will expire unutilized. Therefore, during the second quarter of 2015, we recorded a $7 million valuation allowance against an $8 million deferred tax asset related to $94 million of NOLs generated in New York City. We believe that it is more likely than not that we will be able to utilize $44 million of our capital deferred tax assets as of June 30, 2015 and we have established a partial valuation allowance of $123 million against certain capital deferred tax assets.
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
A reconciliation of the provision for income taxes computed at the U.S. federal statutory corporate income tax rate and our effective tax rate for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax on net earnings computed at federal statutory tax rate	$28	$70	$55	$95
State taxes, net of federal tax benefit	3	12	6	15
Valuation allowance	(17)	(173)	(38)	(205)
Change in state tax rate	8	—	8	10
Earnings of European Capital	(8)	—	10	—
Consolidation of subsidiary	—	69	—	69
Capital gain on tax deconsolidation of subsidiary	—	—	35	—
Other	4	9	3	5
Total provision (benefit) for income taxes	$18	$(13)	$79	$(11)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The following is a reconciliation of our unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2015	$48
Increase related to positions taken during the current year	—
Unrecognized tax benefits - June 30, 2015	$48

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
Loan and Financing Agreements
As of June 30, 2015, we had commitments under loan and financing agreements to fund up to $152 million to 27 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of June 30, 2015, European Capital and its affiliates had a commitment of $65 million to fund European Capital UK SME Debt LP and $91 million to fund a European Capital debt fund. In addition, as of June 30, 2015, ACAM had a commitment of $172 million to American Capital Equity III, LP, which would be funded by an equity investment from American Capital. See Note 14 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.
Note 13. Significant Subsidiaries
We have determined that for the six months ended June 30, 2015, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the six months ended June 30, 2015 and 2014 has been included as follows:

	Six Months Ended June 30,
	2015	2014
Total revenue	$264	$201
Total operating expenses	$202	$182
Net operating income	$62	$19
Net income	$38	$14
Note 14. Asset Sales
The European Capital debt fund (“ECAS debt fund”) is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. We anticipate a final closing by March 2016 to increase the investment capacity of the fund. The fund will have a three year investment period and a subsidiary of ACAM manages

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

the ECAS debt fund for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles. The ECAS debt fund will be dissolved on March 19, 2025, unless extended.
In April 2015, European Capital sold $175 million (€162 million) of investments at fair value in 9 portfolio companies to the ECAS debt fund. European Capital received $170 million (€158 million) for the sale of these assets and recognized a realized loss of $5 million (€4 million). As of June 30, 2015, European Capital’s investment in the ECAS debt fund had a cost basis and fair value of $92 million and $95 million, respectively. As of June 30, 2015, European Capital had an unfunded commitment of $91 million (€82 million) to the ECAS debt fund.
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. For the three months ended June 30, 2015, we recognized a realized loss of $225 million on our WRH, Inc. equity investment offset by a (i) $115 million reversal of unrealized depreciation on the investment, (ii) $65 million reversal of unrealized depreciation on the Equity Option derivative and (iii) $45 million realized gain on the Equity Option.
The Fund’s aggregate $1.1 billion capital commitment includes a commitment of $200 million from ACAM for Primary Investments, of which $172 million was undrawn as of June 30, 2015.

Note 15.	Related Party Transactions
As a BDC, we are required by law to make available significant managerial assistance to our eligible portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies that require such assistance. As of June 30, 2015, we had board seats at 36 companies in our investment portfolio. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
The following table shows the operating revenue from our control investments, as defined under the 1940 Act, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenue - Control Investments
Interest and dividend income - control investments	$66	$60	$126	$118
Fee income - control investments	$14	$12	$28	$24
American Capital Asset Management
Our fund management business is conducted through ACAM. In general, ACAM provides investment management services through consolidated subsidiaries that enter into management agreements with each of its managed funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. Under the management agreements, ACAM’s responsibilities include, but are not limited to, sourcing, analyzing and executing investments and asset sales, delivering financial and compliance reports to investors in the funds under management, administering the daily business and affairs of the funds under management and performing other asset management duties. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three and six months ended June 30,

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

2015, we recognized operating revenues from our investment in ACAM of $36 million and $69 million, respectively, and $26 million and $49 million for the three and six months ended June 30, 2014, respectively.
European Capital
As discussed in Note 1 to these consolidated financial statements, we consolidated our investment in European Capital effective October 1, 2014. ACAM, through its subsidiary, ECAM, acts as the investment manager to European Capital. Under ACAM’s investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012, 2013 and 2014. During the first quarter of 2015, the investment management agreement with European Capital was amended to cancel the incentive fee for 2015 and going forward. The management fee charged by ACAM was $4 million and $8 million for the three and six months ended June 30, 2015, respectively, and is included in our consolidated statements of operations.
As discussed in Note 7 to these consolidated financial statements, European Capital has issued Redeemable Preferred Shares to employees of ECAM as part of long-term employee incentive plans. These shares are redeemable by European Capital based on the aggregate returns on investments made after January 1, 2012 and are treated as mandatorily redeemable preferred stock in our consolidated balance sheets in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. The fair value of the Redeemable Preferred Shares as of June 30, 2015 and December 31, 2014 was $29 million and $82 million, respectively, which is included in other liabilities in our consolidated balance sheets. For the three months ended March 31, 2015, Redeemable Preferred Shares were redeemed and European Capital realized a loss of $46 million offset by a reversal of unrealized depreciation of $46 million, which is included in net realized (loss) gain and net unrealized appreciation in our consolidated statements of operations. There were no shares issued or redeemed for the three months ended June 30, 2015.
American Capital Equity I, LLC and American Capital Equity II, LP
On June 30, 2015, we entered into stock purchase agreements with American Capital Equity I, LLC (“ACE I”) and American Capital Equity II, LP (“ACE II”) under which we acquired secondary and add-on investments in 24 portfolio companies for an aggregate purchase price of $145 million. The initial purchase price for such investments was based on the fair value of the securities as of March 31, 2015, but is potentially subject to increase on June 30, 2016 as a result of certain post-closing adjustments. For the three months ended June 30, 2015, we recorded $13 million of unrealized depreciation on these securities, which is included in net unrealized appreciation in our consolidated statements of operations.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:
•Executive Overview
•Results of Operations
•Financial Condition, Liquidity and Capital Resources
•Forward-Looking Statements
EXECUTIVE OVERVIEW
American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded global asset manager and private equity firm. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate, energy and structured products. It is our practice to sell some of the assets that we originate as an investor into funds that we manage. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance and Other Investments”). We also invest in first and second lien floating rate loans to large-market U.S. based companies (“Senior Floating Rate Loans” or “SFRL”) and structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities and commercial mortgages and commercial mortgage backed securities (“CMBS”). Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/ or potential for equity appreciation and realized gains and by growing our fee earning assets under management.
As of June 30, 2015, we managed $23 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $81 billion of total assets under management (including levered assets). Our asset management business is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), a registered investment adviser under the Investment Advisers Act of 1940. As of June 30, 2015, ACAM managed the following funds:

•	American Capital Agency Corp. (“AGNC”)

•	American Capital Mortgage Investment Corp. (“MTGE”)

•	American Capital Senior Floating, Ltd. (“ACSF”)

•	American Capital Equity I, LLC (“ACE I”)

•	American Capital Equity II, LP (“ACE II”)

•	American Capital Equity III, LP (“ACE III”)

•	European Capital UK SME Debt LP (“ECAS UK SME Debt”)

•	European Capital debt fund (“ECAS debt fund”)

•	ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”)

•	ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”)

•	ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”)

•	ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”)

•	ACAS CLO 2014-1, Ltd. (“ACAS CLO 2014-1”)

•	ACAS CLO 2014-2, Ltd. (“ACAS CLO 2014-2”)

•	ACAS CLO 2015-1, Ltd. (“ACAS CLO 2015-1”)

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
Recent Developments
On May 7, 2015 we announced a revision to our previously announced plans to spin-off to our shareholders two newly established BDCs, with American Capital continuing primarily in the asset management business. We now plan to spin-off only one new BDC, which will be known as American Capital Income, Ltd. (“American Capital Income” or “ACIN”). American Capital Income will expand its Sponsor Finance business into leading and syndicating large middle market transactions. This will include unitranche, second lien and mezzanine lending up to $400 million with American Capital retaining up to $150 million.
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
Portfolio Composition
Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance and Other Investments, (iii) European Capital, (iv) American Capital Asset Management, (v) Structured Products and (vi) Senior Floating Rate Loans.

As of June 30, 2015, we had investments totaling $7.0 billion and $7.3 billion at cost basis and fair value, respectively. As of June 30, 2015, our ten largest investments had a cost basis and fair value of $1.5 billion and $2.4 billion, respectively, or 32% of total investments at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	American Capital Asset Management	Capital Markets	$419	$1,141
CML Pharmaceuticals, LLC	American Capital One Stop Buyouts®	Life Sciences Tools & Services	292	293
Bellotto Holdings Limited	European Capital	Household Durables	140	141
WIS Holding Company, Inc.	American Capital One Stop Buyouts®	Commercial Services & Supplies	138	136
SEHAC Holding Corporation	American Capital One Stop Buyouts®	Diversified Consumer Services	15	134
Soil Safe Acquisition Corp.	Sponsor Finance and Other Investments	Professional Services	113	128
Delsey Holdings S.A.S.	Sponsor Finance and Other Investments and European Capital	Textiles, Apparel & Luxury Goods	110	102
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	100	95
European Capital Private Debt LP	European Capital	Diversified Financial Services	92	95
Convergint Technologies, LLC	Sponsor Finance and Other Investments	Commercial Services & Supplies	94	94
Total			$1,513	$2,359
The following tables show the composition of our investment portfolio by business line at cost basis and fair value, as a percentage of total investments:

	June 30, 2015	December 31, 2014
Cost
American Capital One Stop Buyouts®	20.7%	26.9%
Sponsor Finance and Other Investments	18.1%	17.2%
European Capital	11.3%	13.1%
American Capital Asset Management	6.0%	6.7%
Structured Products	11.1%	9.7%
Senior Floating Rate Loans	32.8%	26.4%
Total	100.0%	100.0%

Fair Value
American Capital One Stop Buyouts®	17.1%	19.3%
Sponsor Finance and Other Investments	18.0%	17.3%
European Capital	7.9%	9.4%
American Capital Asset Management	15.7%	18.5%
Structured Products	9.7%	8.9%
Senior Floating Rate Loans	31.6%	26.6%
Total	100.0%	100.0%

The following tables show the composition summaries of our investment portfolio by security type at cost basis and fair value, excluding derivative agreements, as a percentage of total investments:

	June 30, 2015	December 31, 2014
Cost
First Lien Senior Debt	41.8%	40.5%
Second Lien Senior Debt	11.5%	11.2%
Mezzanine Debt	10.7%	10.0%
Preferred Equity	9.7%	13.4%
Common Equity	15.1%	15.0%
Structured Products	11.2%	9.9%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	39.4%	40.0%
Second Lien Senior Debt	10.8%	10.9%
Mezzanine Debt	8.6%	7.5%
Preferred Equity	8.9%	7.4%
Common Equity	22.3%	24.9%
Structured Products	10.0%	9.3%
Total	100.0%	100.0%

The amounts of our new investments are based on committed amounts as of the investment date. The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Type	2015	2014	2015	2014
First Lien Senior Debt	$393	$571	$1,140	$768
Second Lien Senior Debt	94	103	106	170
Mezzanine Debt	4	2	58	6
Preferred Equity	89	1	179	2
Common Equity	241	63	243	76
Structured Products	155	73	202	112
Total by type	$976	$813	$1,928	$1,134

	Three Months Ended June 30,		Six Months Ended June 30,
Use	2015	2014	2015	2014
Senior Floating Rate Loans	$300	$579	$903	$778
Structured Products	155	73	202	92
European Capital(1)	179	—	348	—
Sponsor Finance and Other Investments	90	99	131	161
Investments in ACAM and Fund Development	69	50	88	84
Add-on financing for ACE buybacks	145	—	145	—
Add-on financing for growth and working capital	34	3	55	7
Add-on financing for working capital in distressed situations	4	9	10	12
Add-on financing for recapitalizations, not including distressed investments	—	—	46	—
Total by use	$976	$813	$1,928	$1,134

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2015	2014	2015	2014
Senior Floating Rate Loans	$300	$579	$903	$778
Sponsor Finance and Other Investments	145	108	208	172
Structured Products	155	73	202	92
American Capital One Stop Buyouts®	128	3	179	8
European Capital(1)	179	—	348	—
Investments in ACAM and Fund Development	69	50	88	84
Total by business line	$976	$813	$1,928	$1,134

(1)	Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2015	2014	2015	2014
Loan syndications and sales	$206	$1	$260	$21
Equity investments	90	142	183	466
Principal prepayments	147	185	176	201
Scheduled principal amortization	139	19	171	38
Payment of accrued PIK notes and dividends and accreted OID	12	61	29	124
Total by source	$594	$408	$819	$850

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2015	2014	2015	2014
European Capital(1)	$175	$34	$285	$138
Senior Floating Rate Loans	186	8	277	8
American Capital One Stop Buyouts®	98	282	112	348
Structured Products	99	42	104	59
American Capital Asset Management	3	1	6	199
Sponsor Finance and Other Investments	33	41	35	98
Total by business line	$594	$408	$819	$850

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
As of June 30, 2015, there were 26 companies in our American Capital One Stop Buyouts® portfolio with a cost basis and fair value of $1,452 million and $1,244 million, respectively, with an average investment size of $48 million at fair value. As of June 30, 2015, our American Capital One Stop Buyouts® portfolio consisted of $716 million and $528 million of debt and equity investments at fair value, respectively. As of June 30, 2015, the weighted average effective interest rate on the debt investments in this portfolio was 10.3%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 90%. During the three and six months ended June 30, 2015, we recognized operating revenues from our American Capital One Stop Buyouts® portfolio totaling $39 million and $67 million, respectively.
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of June 30, 2015, we had board seats at 24 companies in our American Capital One Stop Buyouts® and had board observation rights at certain other companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
Sponsor Finance and Other Investments
The majority of the investments in our Sponsor Finance and Other Investment portfolio were originated either to assist in the funding of change of control buyouts of privately-held middle and large market companies sponsored by other private equity firms or to support the growth or recapitalization of an existing portfolio company. In these transactions, we generally lend senior, mezzanine and unitranche debt and make minority equity co-investments. We will generally invest between $10 million and $150 million in a single Sponsor Finance transaction. Generally, we make investments in companies that have a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million.
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
As of June 30, 2015, there were 58 companies in our Sponsor Finance and Other Investment portfolio with a cost basis and fair value of $1,274 million and $1,309 million, respectively, with an average investment size of $23 million at fair value. As of June 30, 2015, our Sponsor Finance and Other Investment portfolio consisted of $1,053 million and $256 million of debt and equity investments at fair value, respectively. As of June 30, 2015, the weighted average effective interest rate on the debt investments in this portfolio was 9.2%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 57%. During the three and six months ended June 30, 2015, we recognized operating revenues from our Sponsor Finance and Other Investment portfolio totaling $29 million and $56 million, respectively. As of June 30, 2015, the cost basis and fair value of our Sponsor Finance investments was $1,012 million and $1,051 million, respectively. As of June 30, 2015, the cost basis and fair value of our Other investments was $262 million and $258 million, respectively.
American Capital Asset Management Investment
Our fund management business is conducted through our wholly-owned portfolio company, ACAM, and its consolidated subsidiaries. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of June 30, 2015, the cost basis and fair value of our investment in ACAM was $419 million and $1,141 million, respectively, or 15.7% of our total investments at fair value. ACAM, through a wholly-owned subsidiary, also holds direct investments in ACAS CLO 2012-1, ACAS CLO 2013-1, ACAS CLO 2014-1, ACAS CLO 2014-2 and ACAS CLO 2015-1 consisting of 60% to 70% of the non-rated equity tranche of subordinated notes with an aggregate cost basis and fair value of $135 million and $116 million, respectively, as of June 30, 2015. ACAM, through a wholly-owned subsidiary, is also a subordinated lender to ACAS CLO 2015-2, Ltd. (“ACAS CLO 2015-2”), which recently priced a securitization. ACAM’s subordinated investment had a cost basis and fair value of $40 million, as of June 30, 2015. As of June 30, 2015, ACAM holds a co-investment in ACE III with a cost basis and fair value of $28 million and $24 million, respectively. ACAM also holds a co-investment in ACSF with a cost basis and fair value of $4 million as of June 30, 2015.
As of June 30, 2015, ACAM’s earning assets under management totaled $15 billion. As of June 30, 2015, ACAM had $73 billion of total assets under management (including levered assets), including $63 billion of total assets under management for American Capital Agency Corp. (NASDAQ: AGNC) and $6 billion of total assets under management for American Capital Mortgage Investment Corp. (NASDAQ: MTGE), which are publicly traded mortgage real estate investment trusts (“REITs”) and $280 million of total assets under management for American Capital Senior Floating, Ltd. (NASDAQ: ACSF), a publicly traded BDC.
ACAM had over 140 employees as of June 30, 2015, including ten Investment Teams with over 80 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three and six months ended June 30, 2015, American Capital earned $8 million and $15 million, respectively, from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds.

The following table sets forth certain information with respect to ACAM’s funds under management as of June 30, 2015:

Fund	Fund type	Established	Assets under management	Investment types	Capital type
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$62.9 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$6.2 Billion	Mortgage Investments	Permanent
ACSF	Publicly Traded BDC - NASDAQ (ACSF)	2014	$280 Million	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$323 Million	Equity	Finite Life
ACE II	Private Equity Fund	2007	$161 Million	Equity	Finite Life
ACE III	Private Equity Fund	2014	$626 Million	Equity	Finite Life
ECAS UK SME Debt	Private Debt Fund	2014	$10 Million(1)	Senior and Mezzanine Debt	Finite Life
ECAS debt fund	Private Debt Fund	2015	$177 Million	Senior and Mezzanine Debt	Finite Life
ACAS CLO 2007-1	CLO	2006	$280 Million	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$348 Million	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$398 Million	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$395 Million	Senior Debt	Finite Life
ACAS CLO 2014-1	CLO	2014	$594 Million	Senior Debt	Finite Life
ACAS CLO 2014-2	CLO	2014	$397 Million	Senior Debt	Finite Life
ACAS CLO 2015-1	CLO	2015	$538 Million	Senior Debt	Finite Life
 ——————————

(1)	$165 million in committed capital in ECAS UK SME Debt fund, which remained largely unfunded as of June 30, 2015.

Recent Fund Development
The ECAS debt fund is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. We anticipate a final closing by March 2016 to increase the investment capacity of the fund. The fund will have a three year investment period and a subsidiary of ACAM manages the ECAS debt fund for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles. The ECAS debt fund will be dissolved on March 19, 2025, unless extended. In April 2015, European Capital sold $175 million (€162 million) of investments at fair value in 9 portfolio companies to the ECAS debt fund. European Capital received $170 million (€158 million) for the sale of these assets. As of June 30, 2015, European Capital’s investment in the ECAS debt fund had a cost basis and fair value of $92 million and $95 million, respectively. As of June 30, 2015, European Capital had an unfunded commitment of $91 million (€82 million) to the ECAS debt fund.
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
ACAS CLO 2015-2, priced in July 2015 and expected to close in August 2015, subject to certain customary conditions, is a $510 million securitization that will invest primarily in broadly syndicated senior secured floating rate loans purchased in the primary and secondary markets. ACAM will manage ACAS CLO 2015-2 in exchange for an annual base management fee of 0.50% of ACAS CLO 2015-2’s assets and a 20% carried interest, subject to certain hurdles. A subsidiary of ACAM will also purchase 10% of the non-rated subordinated notes in ACAS CLO 2015-2 for $30 million.
On August 5, 2015, we entered into a definitive agreement to establish American Capital CLO Fund I, LP (“ACAS CLO Fund I”) a new $450 million fund focused on investing in equity tranches of CLOs. Closing of the ACAS CLO Fund I is expected to occur within 90 days and is subject to standard conditions. ACAS CLO Fund I, which will be comprised entirely of third-party investors, will purchase $300 million of our existing CLO equity portfolio at its fair value as of June 30, 2015, subject to standard adjustments. ACAS CLO Fund I will have $150 million of investment capacity and an affiliate of ACAM will manage the fund for customary management and incentive fees.
Third-Party Funds Under Development
We expect to continue to expand our asset management business and currently have several funds under development. For each of the funds under development, we have existing investment professionals on staff or have recently hired investment professionals to support each fund. During the second quarter of 2015, we closed on the European Capital debt fund, raised ACAS CLO 2015-1, invested $38 million in commercial real estate assets for a potential fund and announced a plan to invest an additional $84 million in energy-related assets for another fund. After quarter end, we raised American Capital CLO Fund I and priced ACAS CLO 2015-2. We also have a European buyout fund and multiple CLO funds currently under development. These funds would be managed by a consolidated subsidiary of ACAM.
Structured Products Investments
Our Structured Products investments consist of investments in CLO, CDO and CMBS securities. Our Structured Products investments are generally in non-investment grade securities. We invest in Structured Products with the intention of holding them until maturity.
As of June 30, 2015, our investments in CLO and CDO securities had a cost basis and fair value of $720 million and $670 million, respectively, or 9% of our total investments at fair value. This includes our investment in ACAS CLO 2007-1 and ACAS CLO 2013-2, which represents $22 million and $6 million at fair value, respectively. As of June 30, 2015, our total investment in CMBS bonds had a cost basis and fair value of $56 million and $36 million, respectively, or less than 1% of our total investments at fair value. Our investments in CMBS bonds are secured by diverse pools of commercial mortgage loans.
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
As of June 30, 2015, there were debt investments in 255 companies in our Senior Floating Rate Loans portfolio with a cost basis and fair value of $2,303 million and $2,290 million, respectively. As of June 30, 2015, approximately 95% of our Senior Floating Rate Loans portfolio, at fair value, was composed of loans with a facility rating by the S&P of at least “B” or higher. None of our investments in our Senior Floating Rate Loan portfolio were in default or on non-accrual as of June 30, 2015.

Our Senior Floating Rate Loan portfolio was diversified across both issuers and industries with the average exposure to an individual obligor of $9 million at fair value, or 0.4% of the Senior Floating Rate Loan portfolio, as of June 30, 2015. The following chart shows the Senior Floating Rate Loan portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of June 30, 2015:

Media, 8.9%
Health Care Providers & Services, 7.2%
Hotels, Restaurants & Leisure, 6.2%
Specialty Retail, 5.9%
Software, 5.1%
Food Products, 4.5%
Pharmaceuticals, 4.3%
Insurance, 3.7%
Professional Services, 3.4%
IT Services, 3.1%
Machinery, 2.9%
Commercial Services & Supplies, 2.8%
Diversified Telecommunication Services, 2.8%
Aerospace & Defense, 2.8%
Chemicals, 2.4%
Life Sciences Tools & Services, 2.1%
Health Care Equipment & Supplies, 2.1%
Auto Components, 2.0%
Diversified Consumer Services, 1.8%
Multiline Retail, 1.7%
Independent Power & Renewable Electricity Producers , 1.6%
Capital Markets, 1.6%
Containers & Packaging, 1.6%
Other, 19.5%

Our Senior Floating Rate Loans portfolio was comprised of 100% floating rate loans with 98% having LIBOR floors ranging between 0.75% and 1.75%. As of June 30, 2015, our Senior Floating Rate Loans portfolio yield at cost was 4.2% and cost of funds was 2.2%, which represents the weighted average interest rate on our $1,250 million and $500 million secured revolving credit facilities as of June 30, 2015 along with an estimate for unfunded commitment fees plus amortization of debt financing costs. During the three months ended June 30, 2015, we recognized operating revenues and interest expense from our Senior Floating Rate Loans portfolio totaling $24 million and $6 million, respectively. During the six months ended June 30, 2015, we recognized operating revenues and interest expense from our Senior Floating Rate Loans portfolio totaling $43 million and $10 million, respectively.
European Capital
European Capital primarily invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), or sponsored by other private equity funds and provides capital directly to early stage and mature private and small public companies (“European Capital Sponsor and Other Finance Investments”).
 As of June 30, 2015, European Capital had investments in 23 portfolio companies totaling $570 million at fair value, with an average investment size of $25 million at fair value. As of June 30, 2015, European Capital’s five largest investments at fair value were $424 million, or 74% of its total investments at fair value.

The following table shows the composition of European Capital’s investment portfolio by security type at cost basis and fair value, as a percentage of total investments:

	June 30, 2015	December 31, 2014
Cost
First Lien Senior Debt	13.9%	33.1%
Second Lien Senior Debt	3.2%	3.3%
Mezzanine Debt	22.3%	24.1%
Preferred Equity	33.8%	24.0%
Common Equity	25.4%	14.0%
Structured Products	1.4%	1.5%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	19.1%	46.0%
Second Lien Senior Debt	—%	—%
Mezzanine Debt	12.6%	15.7%
Preferred Equity	28.6%	13.3%
Common Equity	36.2%	21.3%
Structured Products	3.5%	3.7%
Total	100.0%	100.0%

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
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2015.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue	$168	$100	$322	$184
Operating expenses	71	59	147	127
NOI before income taxes	97	41	175	57
Tax provision	(30)	(15)	(58)	(26)
NOI	67	26	117	31
Net realized (loss) gain, net of tax	(223)	(7)	(436)	14
Net realized (loss) earnings	(156)	19	(319)	45
Net unrealized appreciation, net of tax	218	193	396	237
Net earnings	$62	$212	$77	$282

Operating Revenue
We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products as well as dividend income from our fund management business which is conducted through ACAM.
Operating Revenue by Business Line
Operating revenue by business line was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Business Line	2015	2014	2015	2014
American Capital Asset Management	$36	$26	$69	$49
American Capital One Stop Buyouts®	39	51	67	101
Structured Products	33	20	57	32
Sponsor Finance and Other Investments	29	(1)	56	(2)
European Capital(1)	7	—	30	—
Senior Floating Rate Loans	24	4	43	4
Total by business line	$168	$100	$322	$184
——————————

(1)	Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

American Capital Asset Management
Dividend and fee income from ACAM increased by $10 million, or 38%, and by $20 million, or 41%, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014, primarily due to an increase in the funds under management of ACAM, primarily ACAS CLO 2014-1, ACAS CLO 2014-2 and ACAS CLO 2015-1.
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® decreased by $12 million, or 24%, and by $34 million, or 34%, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014, primarily due to the sale of our equity and equity-related investments to ACE III on April 28, 2014, as well as exits of other American Capital One Stop Buyouts®.
Sponsor Finance and Other Investments
Interest, dividend and fee income from our Sponsor Finance and Other Investments improved by $30 million and by $58 million for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014, primarily due to reserves on accrued payment-in-kind (“PIK”) interest and dividend income as a result of the addition of certain securities to non-accrual status due to decreased portfolio company performance during the three and six months ended June 30, 2014.
Structured Products
Interest income on Structured Products investments increased by $13 million, or 65%, and by $25 million, or 78%, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014, primarily due to higher actual and projected payments on our CLO investments as well as an increase in our weighted average Structured Products investments at cost. During three and six months ended June 30, 2015, we realized cash proceeds of $99 million and $104 million, respectively, from our Structured Products investments.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, in the event that the estimated cash flows of an investment decrease below the current amortized cost used to determine the yield, we may be required to write down the current amortized cost by projected credit losses or to fair value (“Reference Amount”). We are precluded from reversing the write down for any subsequent increase in the estimated cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded at the exit of the investment by the amount of the write down. As of June 30, 2015, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by approximately $90 million.
See Note 2—Interest and Dividend Income Recognition policy in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

Senior Floating Rate Loans
We initiated our Senior Floating Rate Loan portfolio in 2014 and have purchased approximately $2.8 billion of investments through June 30, 2015. Interest income on these loans was $24 million and $43 million, for the three and six months ended June 30, 2015, respectively. The monthly weighted average effective interest rate on our Senior Floating Rate Loans portfolio was 4.3% for the three months ended June 30, 2015, on a monthly weighted average balance of $2,206 million. The monthly weighted average effective interest rate on our Senior Floating Rate Loans portfolio was 4.2% for the six months ended June 30, 2015, on a monthly weighted average balance of $2,047 million.
European Capital
European Capital’s operating revenue for the three months ended June 30, 2015 was $7 million, comprised of $2 million of interest income on European Capital debt investments, $4 million of dividend income on European Capital equity investments and $1 million of income on European Capital CLO investments. European Capital’s operating revenue for the six months ended June 30, 2015 was $30 million, comprised of $16 million of interest income on European Capital debt investments, $12 million of dividend income on European Capital equity investments and $2 million of income on European Capital CLO investments.
For the three months ended June 30, 2015, European Capital recorded a net reserve on uncollected PIK interest income recorded in prior periods of $3 million as a result of debt investments being placed on non-accrual. For the six months ended June 30, 2015, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $4 million as a result of debt investments being removed from non-accrual.
American Capital Operating Revenue (excluding the financial results related to the consolidation of European Capital)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income on debt investments	$66	$38	$127	$67
Interest income on Structured Products investments	33	20	57	32
Dividend income from equity investments, excluding ACAM	17	6	21	22
Dividend income from ACAM	28	19	54	33
Interest and dividend income	144	83	259	154
Portfolio company advisory and administrative fees	3	3	8	6
Advisory and administrative services - ACAM	8	6	15	15
Other fees	6	8	10	9
Fee income	17	17	33	30
Total operating revenue	$161	$100	$292	$184

Interest and Dividend Income
The following table summarizes selected data for our debt, (excluding SFRLs), Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Debt investments at cost(1)	$1,861	$1,621	$1,826	$1,665
Average non-accrual debt investments at cost(2)	$182	$307	$188	$300
Effective interest rate on debt investments	9.1%	8.3%	9.3%	7.5%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	9.3%	9.8%	9.1%	9.9%
Structured Products investments at cost(1)	$733	$393	$689	$377
Effective interest rate on Structured Products investments	18.1%	20.9%	16.4%	17.1%
Debt and Structured Products investments at cost(1)	$2,594	$2,014	$2,515	$2,042
Effective interest rate on debt and Structured Products investments	11.6%	10.7%	11.2%	9.3%
Average daily one-month LIBOR	0.2%	0.2%	0.2%	0.2%
Equity investments at cost(1)(3)	$800	$1,659	$945	$1,798
Effective dividend yield on equity investments(3)	8.4%	1.4%	4.5%	2.4%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	3.2%	4.8%	2.7%	4.2%
Debt, Structured Products and equity investments at cost(1)(3)	$3,394	$3,673	$3,460	$3,840
Effective yield on debt, Structured Products and equity investments(3)	10.9%	6.5%	9.4%	6.1%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	9.8%	8.7%	8.8%	7.9%
 ——————————

(1)	Monthly weighted average of investments at cost.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and our investment in European Capital for the three and six months ended June 30, 2014.

Debt Investments

Interest income on debt investments increased by $28 million, or 74%, and by $60 million, or 90%, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014, primarily due to an increase in interest income on our Senior Floating Rate Loan portfolio as well as a net positive impact from non-accrual investments for the three and six months ended June 30, 2015 over the comparable periods in 2014. Our weighted average debt investments outstanding increased by $240 million and $161 million, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014. The average non-accrual debt investments outstanding decreased from $307 million and $300 million during the three and six months ended June 30, 2014, respectively, to $182 million and $188 million during the three and six months ended June 30, 2015, respectively.
When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended June 30, 2015, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $1 million as a result of debt investments being placed on non-accrual, which had an approximate 20 basis point negative impact on the effective interest rate on debt investments. For the six months ended June 30, 2015, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $1 million as a result of debt investments being removed from non-accrual, which had an approximate 20 basis point positive impact on the effective interest rate on debt investments. For the three and six months ended June 30, 2014, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $6 million and $20 million, respectively, as a result of debt investments being placed on non-accrual, which had an approximate 150 basis point and 240 basis point negative impact, respectively, on the effective interest rate on debt investments.

Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, increased by $11 million, or 183%, for the three months ended June 30, 2015 over the comparable period in 2014 primarily due to a net positive impact from non-accrual investments partially offset by a decrease in our equity investments at cost related to the sale of predominantly yielding equity assets to ACE III in the fourth quarter of 2014. Dividend income from equity investments, excluding ACAM, decreased by $1 million, or 5%, for the six months ended June 30, 2015, over the comparable period in 2014 primarily due to a decrease in our equity investments at cost related to the sale of predominantly yielding equity assets to ACE III in the fourth quarter of 2014, partially offset by a net positive impact from non-accrual investments. The monthly weighted average effective dividend yield on equity investments was 8.4% and 4.5% for the three and six months ended June 30, 2015, respectively, a 700 basis point and 210 basis point increase over the comparable periods in 2014.
When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and six months ended June 30, 2015, we recorded dividend income for the reversal of reserves of accrued PIK dividend income attributable to prior periods from preferred stock investments of $10 million and $8 million, respectively, which had an approximate 520 basis point and 180 basis point positive impact, respectively, on the effective dividend yield on equity investments. For the three and six months ended June 30, 2014, we recorded reserves on uncollected accrued PIK dividend income recorded in prior periods from preferred stock investments of $14 million and $16 million, respectively, which had an approximate 340 basis point and 180 basis point negative impact on the effective dividend yield on equity investments.
For the three and six months ended June 30, 2015, we recorded $3 million and $6 million of dividend income for non-recurring dividends on common equity investments, respectively, and $9 million and $15 million for the comparable periods in 2014.
Equity Investments - ACAM

Dividend income from ACAM increased by $9 million, or 47%, and by $21 million, or 64%, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014, primarily due to an increase in the funds under management of ACAM, primarily ACAS CLO 2014-1, ACAS CLO 2014-2 and ACAS CLO 2015-1.
For the three and six months ended June 30, 2015, we received an additional $3 million and $6 million of dividends from ACAM, respectively, which were recorded as a reduction to the cost basis of our investment in ACAM, and $1 million and $4 million, respectively, for the comparable periods in 2014.
Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees for the three and six months ended June 30, 2015 were $3 million and $8 million, respectively, and $3 million and $6 million, respectively, for the comparable periods in 2014.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three and six months ended June 30, 2015 were $8 million and $15 million, respectively, and $6 million and $15 million, respectively, for the comparable periods in 2014.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing portfolio transactions, which may not be recurring in nature. These fees amounted to $6 million and $10 million for the three and six months ended June 30, 2015, respectively, and $8 million and $9 million for the comparable periods in 2014.

Operating Expenses
Operating expenses increased by $12 million, or 20%, and by $20 million, or 16%, for the three and six months ended June 30, 2015, respectively, over the comparable periods in 2014. Operating expenses consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest	$20	$11	$37	$23
Salaries, benefits and stock-based compensation	32	35	72	77
European Capital management fees	4	—	8	—
General and administrative	15	13	30	27
Total operating expenses	$71	$59	$147	$127
Interest
Interest expense increased by $9 million, or 82%, and by $14 million, or 61%, for the three and six months ended June 30, 2015 over the comparable periods in 2014, primarily due to an increase in the daily weighted average debt balance partially offset by a decrease in the weighted average interest rate on our borrowings. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2015 was 3.7% and 3.6%, respectively, compared to 5.7% and 5.8%, respectively, for the comparable periods in 2014. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2015 was 3.1% and 3.1%, respectively, compared to 5.0% and 5.1%, respectively, for the comparable periods in 2014.
As discussed in Note 1 to our interim consolidated financial statements included in this Form 10-Q, we consolidated our investment in European Capital effective October 1, 2014. For the three and six months ended June 30, 2015, we recorded $2 million and $3 million, respectively, of interest expense related to European Capital’s debt.
Salaries, Benefits and Stock-based Compensation
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Base salaries	$12	$15	$24	$30
Incentive compensation	10	10	21	22
Benefits	3	2	7	7
Stock-based compensation	7	8	10	18
Severance related costs	—	—	10	—
Total salaries, benefits and stock-based compensation	$32	$35	$72	$77
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in a workforce reduction of approximately 13% of our employees and the closing of one of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the six months ended June 30, 2015, we recorded charges for severance and related employee costs of $10 million, including $4 million from the modification of stock options and $6 million for severance costs for additional workforce reductions during 2015.
Salaries, benefits and stock-based compensation for the three and six months ended June 30, 2015 decreased $3 million, or 9%, and $5 million, or 6%, respectively, from the comparable periods in 2014 primarily due to a reduction in base salaries and stock-based compensation due to the workforce reductions in the fourth quarter of 2014 partially offset by $4 million in compensation expense due to the acceleration of stock options and $6 million in severance costs associated with additional workforce reductions in 2015.
As of June 30, 2015, we employed 369 full-time employees, which included 145 employees at ACAM, compared to 397 full-time employees as of June 30, 2014.

European Capital Management Fees
Management fees represent fees charged by European Capital Asset Management Limited (“ECAM”), a wholly-owned subsidiary of ACAM, to European Capital for management and other services during the quarter. These fees are recorded as operating revenue in ACAM’s statement of operations and are a component of the dividend income we receive from ACAM.
Tax (Provision) Benefit
Our tax provision consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax provision - net operating income	$(30)	$(15)	$(58)	$(26)
Tax benefit - net realized (loss) gain	12	5	55	2
Tax benefit (provision) - net unrealized appreciation	—	23	(76)	35
Total tax (provision) benefit	$(18)	$13	$(79)	$11
The tax provision - net operating income for the three and six months ended June 30, 2015 increased by $15 million and $32 million, respectively, from the comparable periods in 2014, respectively, primarily due to an increase in net operating income.
The tax benefit - net realized (loss) gain for the three and six months ended June 30, 2015 increased by $7 million and $53 million, respectively, from the comparable periods in 2014, respectively, primarily due to an increase in the amount of realizations that resulted in ordinary losses for tax purposes. Ordinary losses have an effective tax rate of approximately 39%. Realized gains and losses that result in capital gains or losses for tax purposes have an effective tax rate of 0% due to our valuation allowance against capital losses and so generally do not result in a tax benefit or provision.
The tax benefit (provision) - net unrealized appreciation for the three months ended June 30, 2015 decreased by $23 million from the comparable period in 2014 primarily due to the recognition of a $30 million tax benefit related to the consolidation of AC Corporate Holdings, Inc. (“ACCH”) for accounting purposes during the three months ended June 30, 2014. The tax benefit (provision) - net unrealized appreciation for the six months ended June 30, 2015 decreased by $110 million from the comparable period in 2014 due to the consolidation of ACCH as well as an increase in the amount of net unrealized appreciation, including the reversal of prior period depreciation upon exit, that would result in an ordinary loss for tax purposes when realized.
We have concluded that we are more likely than not to realize deferred tax assets on our investment in European Capital. However, realization is subject to risk, including our continued investment in and earnings from European assets, our repatriation policy and the amount, timing, and character of European Capital’s earnings.

Net Realized Gain (Loss)
Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Specialty Brands Holdings, Inc.	$—	$35	$—	$35
SPL Acquisition Corp.	1	33	2	33
Anchor Drilling Fluids USA, Inc.	—	—	—	19
Other, net	7	1	11	7
Total gross realized portfolio gain	8	69	13	94

WRH, Inc.	(225)	—	(225)	—
CML Pharmaceuticals, LLC	—	—	(168)	—
TestAmerica Environmental Services, LLC	—	—	(28)	—
Fosbel Holding, Inc.	(19)	—	(19)	—
Contour Semiconductor, Inc.	(18)	—	(18)	—
CH Holding Corp.	—	(50)	—	(50)
Egenera, Inc.	—	(28)	—	(28)
Other, net	(30)	(5)	(45)	(9)
Total gross realized portfolio loss	(292)	(83)	(503)	(87)
Total net realized portfolio (loss) gain	(284)	(14)	(490)	7
Foreign currency transactions	3	1	1	3
Derivative agreements	1	1	(1)	2
WRH, Inc. Equity Option	45	—	45	—
Long term incentive plan liability	—	—	(46)	—
Tax benefit	12	5	55	2
Total net realized (loss) gain	$(223)	$(7)	$(436)	$14

The following are summary descriptions of portfolio companies with realized gains or losses equal to or greater than $30 million.
As discussed in Note 14 to our interim consolidated financial statements in this Form 10-Q, on April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. We recognized a realized loss of $225 million on our WRH, Inc. equity investment offset by a (i) reversal of unrealized depreciation on the investment of $115 million, (ii) reversal of unrealized depreciation on the Equity Option of $65 million and (iii) realized gain on the Equity Option of $45 million.
In the first quarter of 2015, as a result of a restructuring transaction and the conversion of certain of our debt investments to equity investments, we wrote off a portion of our equity investments in CML Pharmaceuticals, LLC (“CML”) and realized a loss of $168 million, which was fully offset by a reversal of unrealized depreciation of $168 million.
As discussed in Note 7 to our interim consolidated financial statements included in this Form 10-Q, European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, ECAM, a wholly owned subsidiary of ACAM, under Long Term Incentive Plans. In the first quarter of 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized a loss of $46 million, offset by a reversal of unrealized depreciation of $46 million.

In the second quarter of 2014, our portfolio company, Specialty Brands Holdings, Inc., was sold. As part of the sale, we received $51 million in cash proceeds, realizing a gain of $35 million offset by a reversal of unrealized appreciation of $38 million. We also expect to receive $4 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2015.
In the second quarter of 2014, our portfolio company, SPL Acquisition Corp., was sold. As part of the sale, we received $192 million in cash proceeds, realizing a gain of $34 million offset by a reversal of unrealized appreciation of $33 million. We also expect to receive $9 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2015.
In the second quarter of 2014, our portfolio company, CH Holding Corp., was sold. As part of the sale, we received $6 million in cash proceeds, realizing a loss of $49 million offset by a reversal of unrealized depreciation of $49 million.
Net Unrealized Appreciation (Depreciation)
The following table itemizes the change in net unrealized appreciation (depreciation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross unrealized appreciation of American Capital One Stop Buyouts®	$28	$47	$97	$70
Gross unrealized depreciation of American Capital One Stop Buyouts®	(37)	(62)	(102)	(198)
Gross unrealized appreciation of Sponsor Finance and Other Investments	22	22	45	26
Gross unrealized depreciation of Sponsor Finance and Other Investments	(27)	(4)	(50)	(41)
Gross unrealized appreciation of European Capital investments	21	—	51	—
Gross unrealized depreciation of European Capital investments	(15)	—	(43)	—
Net unrealized appreciation of investment in European Capital	—	66	—	130
Net unrealized appreciation of investment in European Capital's foreign currency translation	—	2	—	2
Net unrealized (depreciation) appreciation of ACAM	(10)	101	(14)	222
Net unrealized (depreciation) appreciation of Senior Floating Rate Loans	(11)	—	10	—
Net unrealized (depreciation) appreciation of Structured Products investments	(11)	3	(14)	1
Reversal of prior period net unrealized depreciation upon realization	180	10	389	8
Net unrealized appreciation of portfolio investments	140	185	369	220
Foreign currency translation - investment in European Capital	—	(8)	—	(12)
Foreign currency translation - European Capital investments	11	—	39	—
Foreign currency translation - other	2	(4)	(7)	(4)
Derivative agreements and other	—	(3)	43	(2)
WRH, Inc. Equity Option	65	—	28	—
Tax benefit (provision)	—	23	(76)	35
Net unrealized appreciation	$218	$193	$396	$237
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the three and six months ended June 30, 2015, American Capital One Stop Buyouts® experienced $9 million and $5 million, respectively, of net unrealized depreciation driven by specific company performance. For the three and six months ended June 30, 2014, American Capital One Stop Buyouts® experienced $15 million and $128 million, respectively, of net unrealized depreciation driven by the ACE III transaction and specific company performance.
Sponsor Finance and Other Investments
For each of the three and six months ended June 30, 2015, Sponsor Finance and Other Investments experienced $5 million of net unrealized depreciation primarily driven by specific company performance. For the three and six months ended June 30, 2014, Sponsor Finance and Other Investments experienced $18 million of net unrealized appreciation and $15 million of net unrealized depreciation, respectively, primarily driven by specific company performance.

European Capital
As discussed in Note 1 to our interim consolidated financial statements included in this Form 10-Q, we consolidated our investment in European Capital effective October 1, 2014. For the three and six months ended June 30, 2015, we recorded $6 million and $8 million, respectively, of net unrealized appreciation on the consolidated European Capital investment portfolio and unrealized appreciation of $11 million and $39 million, respectively, for foreign currency translation on the European Capital investment portfolio.
For the three months ended June 30, 2014, we recognized net unrealized appreciation of $68 million on our investment in European Capital comprised of $66 million of unrealized appreciation on our investment and $2 million of unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of European Capital. For the six months ended June 30, 2014, we recognized net unrealized appreciation of $132 million on our investment in European Capital comprised of $130 million unrealized appreciation on our investment and $2 million of unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of European Capital.
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
For the three and six months ended June 30, 2014, we recorded unrealized depreciation of $8 million and $12 million, respectively, for foreign currency translation on the cost basis in our investment in European Capital.
During the three and six months ended June 30, 2014, the unrealized appreciation on our investment in European Capital of $66 million and $130 million, respectively, excluding unrealized appreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital primarily due to net unrealized appreciation of its investment portfolio. In addition, for the three and six months ended June 30, 2014, we received dividends from European Capital of $34 million and $138 million, respectively, which was treated as a return of capital.
The following is a summary composition of European Capital’s NAV at fair value and our equity investment’s implied discount to European Capital’s NAV at fair value (€ and $ in millions) as of June 30, 2014:

Debt investments at fair value	€341
Equity investments at fair value	419
Other assets and liabilities, net	41
Third-party unsecured debt at cost	(108)
NAV (Euros)	€693
Exchange rate	1.37
NAV (U.S. dollars)	$949
Fair value of American Capital equity investment	$827
Implied discount to NAV	12.9%
American Capital Asset Management, LLC
ACAM had a cost basis and fair value of $419 million and $1,141 million, respectively, as of June 30, 2015. During the three and six months ended June 30, 2015, we recognized $10 million and $14 million, respectively, of unrealized depreciation on our investment in ACAM. During the three and six months ended June 30, 2014, we recognized $101 million and $222 million, respectively, of unrealized appreciation on our investment in ACAM. The unrealized appreciation on our investment in ACAM for the three and six months ended June 30, 2014 was primarily due to increases in actual and forecasted growth for AGNC and MTGE, multiple expansion and projected fees for managing ACE III.

Structured Products Investments
American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO, CDO and CMBS securities) with a cost basis and fair value of $787 million and $726 million, respectively, as of June 30, 2015. During the three and six months ended June 30, 2015, we recorded $11 million and $14 million, respectively, of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans due to decreasing spreads on underlying collateral as investments are nearing the end of their life. During the three and six months ended June 30, 2014, we recorded $3 million and $1 million, respectively, of net unrealized appreciation on our Structured Products investments.
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
During the six months ended June 30, 2015, we recorded $43 million unrealized appreciation, respectively, from derivative agreements and other, primarily due to the reversal of unrealized depreciation on the redemption of Redeemable Preferred Shares. During the three months ended June 30, 2015, we recorded $65 million of unrealized appreciation on the WRH, Inc. Equity Option due to the reversal of unrealized depreciation from ACE III’s exercising of the Equity Option on April 1, 2015.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio, cash and cash equivalents and the available capacity under our various revolving credit facilities.
As of June 30, 2015, we had $274 million of cash and cash equivalents, $78 million of restricted cash and cash equivalents and $758 million of available capacity under our various revolving credit facilities. During the six months ended June 30, 2015 and 2014, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments and (iii) draws under our various revolving credit facilities.
As of June 30, 2015, our required principal amortization for the next twelve months consists of $4.5 million scheduled amortization on our secured term loans. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.
Operating, Investing and Financing Cash Flows
For the six months ended June 30, 2015 and 2014, net cash provided by operations was $72 million and $47 million, respectively. Our cash flow from operations for the six months ended June 30, 2015 and 2014 was primarily from the collection of interest, dividends and fees on our investment portfolio, less operating expenses and the redemption of Redeemable Preferred Shares.
For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $820 million and $111 million, respectively. Our cash flow from investing activities included cash proceeds from the realization of portfolio investments totaling $819 million and $850 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had portfolio investments totaling $7.3 billion at fair value, including $4.3 billion in debt investments, $2.3 billion in equity investments and $0.7 billion in Structured Products investments. However, a majority of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the six months ended June 30, 2015, net cash provided by financing activities was $358 million. For the six months ended June 30, 2014, net cash used in financing activities was $116 million. Our cash flow from financing activities during the six months ended June 30, 2015 was primarily due to $465 million in net proceeds received from our revolving credit facilities partially offset by $93 million for repurchases of our common stock. The primary use of cash from financing activities during the six months ended June 30, 2014 was repurchases of our common stock of $137 million.

Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2015, our debt obligations, excluding discounts, were $2,114 million and our asset coverage was 358%. See Note 5 to our interim consolidated financial statements included in this Form 10-Q for further discussion of our debt obligations.
The following table sets forth the scheduled amortization on the secured term loans, unsecured private notes and unsecured senior notes:

August 2015	$4.5 million
August 2016	$4.5 million
Secured Term Loans due August 2017	Outstanding Balance
Unsecured Private Notes due September 2018	Outstanding Balance
Unsecured senior notes (Series 2007-I Notes) due July 2022	Outstanding Balance
Unsecured senior notes (Series 2007-II Notes) due July 2022	Outstanding Balance
In July 2015, European Capital issued prepayment notices to the holders of the Series 2007-I Notes and Series 2007-II Notes and will repay these notes in August 2015.
The following table sets forth the outstanding balances on our revolving credit facilities:

June 30, 2015
Secured revolving credit facility due August 2016, $250 million commitment	$—
Secured revolving credit facility due March 2017, $1,250 million commitment	820
Secured revolving credit facility due October 2016, $500 million commitment	422
Total	$1,242
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of June 30, 2015, our NAV was $20.35 per share and our closing market price was $13.55 per share.
During 2011, our Board of Directors adopted a program that may provide for share repurchases or dividend payments (the “Program”) but suspended repurchases in March 2014. During the first quarter of 2015, our Board of Directors reinstated authorization for share repurchases. During the three months ended June 30, 2015, we repurchased a total of 6.5 million shares of our common stock in the open market for an aggregate price of $93 million at an average price of $14.32 per share. During the three months ended March 31, 2014, we repurchased a total of 8.9 million of our common stock in the open market for an aggregate price of $137 million at an average price of $15.38 per share. Our Board of Directors recently modified the Program shortly after the second quarter of 2015 to authorize the purchase of $300 million to $600 million of common stock at prices per share below 85% of our most recent quarterly net asset value per share, subject to certain conditions. See Note 10 to our interim consolidated financial statements included in this Form 10-Q for further discussion of the Program.

Commitments
 As of June 30, 2015, we had commitments under loan and financing agreements to fund up to $152 million to 27 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of June 30, 2015, European Capital and its affiliates had a commitment of $65 million to fund European Capital UK SME Debt LP and $91 million to fund a European Capital debt fund. In addition, as of June 30, 2015, ACAM had a commitment of $172 million to American Capital Equity III, LP, which would be funded by an equity investment from American Capital. See Note 14 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.
Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status.
American Capital Non-Performing Loans
As of June 30, 2015, American Capital loans on non-accrual status for 11 portfolio companies had a cost basis and fair value of $178 million and $109 million, respectively. As of June 30, 2015 and December 31, 2014, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Current	$4,000	$3,248
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	178	201
Total loans at cost	$4,178	$3,449
Non-accruing loans at fair value	$109	$116
Total loans at fair value	$4,093	$3,311
Non-accruing loans at cost as a percent of total loans at cost	4.3%	5.8%
Non-accruing loans at fair value as a percent of total loans at fair value	2.7%	3.5%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	61.2%	57.7%
Non-accruing loans at cost decreased by $23 million from December 31, 2014 to June 30, 2015 primarily due to $73 million of exits and write-offs partially offset by $34 million of loans placed on non-accrual status due to weaker portfolio company performance and $22 million of fundings on prior period unfunded commitments. In addition, the cost basis of existing non-accrual loans decreased by $3 million.
During the first quarter of 2015, we recapitalized one portfolio company by exchanging a loan for preferred equity securities that had a cost basis and fair value of $59 million.

European Capital Non-Performing Loans
As of June 30, 2015, European Capital loans on non-accrual status for 7 portfolio companies had a cost basis and fair value of $154 million and $28 million, respectively. As of June 30, 2015 and December 31, 2014, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Current	$157	$340
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	154	170
Total loans at cost	$311	$510
Non-accruing loans at fair value	$28	$32
Total loans at fair value	$181	$361
Non-accruing loans at cost as a percent of total loans at cost	49.5%	33.3%
Non-accruing loans at fair value as a percent of total loans at fair value	15.5%	8.9%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	18.2%	18.8%
Non-accruing loans at cost decreased $16 million from December 31, 2014 to June 30, 2015 primarily due to $18 million of loans removed from non-accrual status due to improved portfolio company performance and an $11 million decrease due to foreign currency translation partially offset by $14 million of loans placed on non-accrual status due to weaker portfolio performance.

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
As of June 30, 2015, approximately 12% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 72% were at variable rates with interest rate floors, primarily three-month LIBOR, 4% were at variable rates with no interest rate floors and 12% were on non-accrual status (2% of loans on non-accrual status were at variable rates). Additionally, as of June 30, 2015, approximately 21% of our borrowings bear interest at variable rates with a 0.75% interest rate floor, 62% of our borrowings bear interest at variable rates with no interest rate floors and 17% of our borrowings bear interest at fixed rates. The three-month LIBOR rate was 0.3% as of June 30, 2015.
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

Based on our June 30, 2015 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily three-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Earnings (Loss)
Up 400 basis points	$119	$68	$51	$51
Up 300 basis points	$83	$51	$32	$32
Up 200 basis points	$47	$33	$14	$14
Up 100 basis points	$12	$16	$(4)	$(4)
Down 100 basis points	$—	$(3)	$3	$3
Foreign Currency Risks
We have a number of investments in portfolio companies, primarily the European Capital investment portfolio, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. As of June 30, 2015, the cumulative translation adjustment, net of tax, recorded in our consolidated balance sheet was $116 million, due to the translation of European Capital’s balance sheet as of June 30, 2015.
As of June 30, 2015, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of June 30, 2015. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $32 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2015, the fair value of 64% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchase Program
In September 2011, our Board of Directors adopted a program that may provide for share repurchases or dividend payments but suspended repurchases in March 2014. During the first quarter of 2015, our Board of Directors reinstated authorization for share repurchases. Our Board of Directors also modified the Program shortly after the second quarter of 2015 to authorize the purchase of $300 million to $600 million of common stock at prices per share below 85% of our most recent quarterly net asset value per share, subject to certain conditions. The following table provides information for the three months ended June 30, 2015, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
May 8, 2015 through May 29, 2015	4.5	$14.42	4.5	N/A
June 1, 2015 through June 12, 2015	2.0	$14.09	2.0	N/A
Second Quarter 2015	6.5	$14.32	6.5	N/A

(1)	All shares were purchased by us pursuant to the share repurchase program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for stock repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

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

*10.1.
Form of American Capital, Ltd. Employee Cash Incentive Plan, incorporated herein by reference to Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting (File No. 814-00149), filed March 11, 2015.

10.2.	First Amended and Restated Custody Agreement, dated as of April 15, 2015, between American Capital, Ltd. and U.S. Bank National Association, filed herewith.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2015