Form 10-K
period 2015-12-31
AMERICAN CAPITAL, LTD
filed 2016-02-17
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒
As of June 30, 2015, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $3.6 billion based upon a closing price of the Registrant’s common stock of $13.55 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 1, 2016, there were 239,350,681 shares of the Registrant’s common stock legally outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed within 120 days after December 31, 2015, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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
As of December 31, 2015, we managed $21 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $73 billion of total assets under management (including levered assets). Our asset management business is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), a registered investment adviser under the Investment Advisers Act of 1940. As of December 31, 2015, ACAM managed the following funds:

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
Recent Developments
On November 25, 2015, we announced that our Board of Directors instructed us to undertake a full strategic review of all alternatives with Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC as our financial advisors to assist in this review. The strategic review considered all alternatives for maximizing shareholder value, including a sale of our company or our various business lines in whole or in part. On January 7, 2016, we announced that our Board of Directors completed the initial phase of our strategic review process and authorized us to proceed with the solicitation of offers to purchase our company or our various business lines in whole or in part. Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC are assisting with the solicitation of offers.
Investment Portfolio
As an investor, we primarily invest in senior and mezzanine debt and equity of middle and large market companies. We and ACAM also invest in assets that can be sold or contributed to public or private funds that ACAM could manage, as a means of “incubating” such funds. We also have investments in Structured Products and in funds managed by us.
In 2015, we have committed $3.3 billion of capital to new investments, composed of $2.2 billion of debt securities, $673 million of equity securities and $378 million of Structured Products investments. Of the $3.3 billion of new investment commitments over the last year, $1.1 billion was committed to Senior Floating Rate Loans, $823 million was committed to new Sponsor Finance and Other Investments, $378 million was committed to new Structured Products, $367 million was committed to European Capital’s investment portfolio, $339 million was committed to add-on investments in our existing portfolio companies and $254 million was committed to ACAM, primarily for fund development. In 2015, we received $3.7 billion of cash realizations, composed of $3.3 billion of debt realizations and $390 million of equity realizations. In addition, in 2015, our investment portfolio has generated operating revenue, net operating income before income taxes and net loss of $671 million, $378 million and $(187) million, respectively. In 2015, our weighted average net operating income return on shareholders’ equity was 4.8% and our weighted average net loss return on shareholders’ equity was (3.5)%.
Over the last three years, we have committed $8.0 billion of capital to new investments, composed of $5.5 billion of debt securities, $1.5 billion of equity securities and $1.0 billion of Structured Products investments. Of the $8.0 billion of new investment commitments over the last three years, $3.0 billion was committed to Senior Floating Rate Loans, $1.6 billion was committed to new Sponsor Finance and Other Investments, $27 million was committed to new American Capital One Stop Buyouts®, $1.0 billion was committed to new Structured Products, $1.1 billion was committed to add-on investments in our existing portfolio companies, $406 million was committed to European Capital’s investment portfolio and $893 million was committed to ACAM, primarily for fund development. Over the last three years, we received $7.7 billion of cash realizations, composed of $5.1 billion of debt realizations and $2.6 billion of equity realizations. In addition, over the last three years, our investment portfolio has generated operating revenue, net operating income before income taxes and net earnings of $1.6 billion, $793 million and $431 million, respectively. Over the last three years, our weighted average net operating income return on shareholders’ equity was 3.3% and our weighted average net earnings return on shareholders’ equity was 2.7% annualized.
Since our IPO, we have committed capital of $7.4 billion in equity securities, $23.4 billion in debt securities and $2.7 billion in Structured Products. Since our IPO, we had repayments of $27.5 billion, representing 82% of our total capital committed. Since our IPO, our weighted average net earnings return on shareholders’ equity was 3.9% annualized.
During the last year, three years and since our IPO, our economic return (NAV per share growth plus dividend distributions) has totaled (3.0)%, 3.7% and 15.8%, respectively. Since our IPO, our stock price plus dividend distributions has totaled an annualized growth rate of 13.6%.

Portfolio Composition
 Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance and Other Investments, (iii) European Capital, (iv) American Capital Asset Management, (v) Structured Products and (vi) Senior Floating Rate Loans.
As of December 31, 2015, we had investments totaling $4.9 billion and $5.0 billion at cost basis and fair value, respectively. As of December 31, 2015, our ten largest investments had a cost basis and fair value of $1.6 billion and $2.3 billion, respectively, or 46% of total investments at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	American Capital Asset Management	Capital Markets	$534	$1,065
CML Pharmaceuticals, LLC	American Capital One Stop Buyouts®	Life Sciences Tools & Services	298	249
Bellotto Holdings Limited	European Capital	Household Durables	136	166
SEHAC Holding Corporation	American Capital One Stop Buyouts®	Diversified Consumer Services	15	160
Infogix Parent Corporation	Sponsor Finance and Other Investments	IT Services	154	154
Soil Safe Acquisition Corp.	Sponsor Finance and Other Investments	Professional Services	116	122
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	103	99
MW Acquisition Corporation	American Capital One Stop Buyouts®	Health Care Providers & Services	77	96
Convergint Technologies, LLC	Sponsor Finance and Other Investments	Commercial Services & Supplies	94	94
European Capital Private Debt LP	European Capital	Diversified Financial Services	81	85
Total			$1,608	$2,290

The following tables show the composition of our investment portfolio by business line at cost basis and fair value, as a percentage of total investments, as of December 31, 2015 and 2014:

	2015	2014
Cost
American Capital One Stop Buyouts®	27.1%	26.9%
Sponsor Finance and Other Investments	37.3%	17.2%
European Capital	11.2%	13.1%
American Capital Asset Management	10.9%	6.7%
Structured Products	12.2%	9.7%
Senior Floating Rate Loans	1.3%	26.4%
Total	100.0%	100.0%

Fair Value
American Capital One Stop Buyouts®	23.5%	19.3%
Sponsor Finance and Other Investments	37.1%	17.3%
European Capital	8.6%	9.4%
American Capital Asset Management	21.3%	18.5%
Structured Products	8.4%	8.9%
Senior Floating Rate Loans	1.1%	26.6%
Total	100.0%	100.0%

 The following tables show the composition summaries of our investment portfolio by security type at cost basis and fair value, excluding derivative agreements, as a percentage of total investments, as of December 31, 2015 and 2014:

	2015	2014
Cost
First Lien Senior Debt	20.1%	40.5%
Second Lien Senior Debt	19.9%	11.2%
Mezzanine Debt	14.0%	10.0%
Preferred Equity	12.4%	13.4%
Common Equity	21.4%	15.0%
Structured Products	12.2%	9.9%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	18.4%	40.0%
Second Lien Senior Debt	18.7%	10.9%
Mezzanine Debt	12.1%	7.5%
Preferred Equity	12.1%	7.4%
Common Equity	30.3%	24.9%
Structured Products	8.4%	9.3%
Total	100.0%	100.0%

Our investments are primarily in portfolio companies located in the United States. We have a diversified investment portfolio and do not concentrate in any one or two industry sectors, apart from Asset Management. We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s (“S&P”), an independent international financial data and investment services company and provider of global equity indexes. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments as of December 31, 2015. Our investments in CLO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate category below.

Hotels, Restaurants and Leisure, 1.3%
Health Care Equipment and Supplies, 1.5%
Insurance, 1.0%
Auto Components, 1.0%
Aerospace and Defense, 1.6%
Oil, Gas and Consumable Fuels, 1.8%
Internet Software and Services, 1.8%
Containers and Packaging, 1.8%
Independent Power and Renewable Electricity Producers, 1.9%
Distributors, 1.9%
Trading Companies and Distributors, 2.2%
Health Care Providers and Services, 2.2%
Professional Services, 2.7%
Diversified Financial Services, 2.9%
Real Estate, 3.3%
Software, 4.1%
Household Durables, 4.3%
Diversified Consumer Services, 5.6%
Life Sciences Tools and Services, 7.5%
IT Services, 9.9%
Commercial Services and Supplies, 9.3%
Capital Markets, 23.4%

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
As of December 31, 2015, we had 23 companies in our American Capital One Stop Buyouts® portfolio with a cost basis and fair value of $1,332 million and $1,174 million, respectively, with an average investment size of $51 million at fair value. As of December 31, 2015, our American Capital One Stop Buyouts® portfolio consisted of $663 million and $511 million of debt and equity investments at fair value, respectively. As of December 31, 2015, the weighted average effective interest rate on the debt investments in this portfolio was 10.0%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 88%. During the year ended December 31, 2015, we recognized interest, dividend and fee income from our American Capital One Stop Buyouts® portfolio of $141 million.
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies. As of December 31, 2015, we had board seats at 21 companies in our American Capital One Stop Buyouts® portfolio and had board observation rights at certain other companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
Sponsor Finance and Other Investments
The majority of the investments in our Sponsor Finance and Other Investments portfolio were originated either to assist in the funding of change of control buyouts of privately-held middle and large market companies sponsored by other private equity firms or to support the growth or recapitalization of an existing portfolio company. In these transactions, we generally lend senior, mezzanine and unitranche debt and make minority equity co-investments. We will generally invest between $10 million and $150 million in a single Sponsor Finance transaction. Generally, we make investments in companies that have a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million.
Our senior loans may consist of first lien secured revolving credit facilities, first and second lien secured term loans and unitranche loans. Our mezzanine loans may consist of secured and unsecured loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on London Interbank Offered Rate (“LIBOR”), plus a margin. Certain of our loans permit the interest to be paid-in-kind (“PIK”) by adding it to the outstanding loan balance and paid at maturity.
As of December 31, 2015, we had 71 companies in our Sponsor Finance and Other Investments portfolio with a cost basis and fair value of $1,830 million and $1,853 million, respectively, with an average investment size of $26 million at fair value. As of December 31, 2015, our Sponsor Finance and Other Investments portfolio consisted of $1,597 million and $256 million of debt and equity investments at fair value, respectively. As of December 31, 2015, the weighted average effective interest rate on the debt investments in this portfolio was 8.6%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 43%. During the year ended December 31, 2015, we recognized interest, dividend and fee income from our Sponsor Finance and Other Investments portfolio of $132 million. As of December 31, 2015, the cost basis and fair value of our Sponsor Finance investments was $1,509 million and $1,522 million, respectively, and the cost basis and fair value of our Other investments was $321 million and $331 million, respectively.
American Capital Asset Management Investment
Our fund management business is conducted through our wholly-owned portfolio company, ACAM, and its consolidated subsidiaries. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of December 31, 2015, the cost basis and fair value of our investment in ACAM was $534 million and $1,065 million, respectively, or 21% of our total investments at fair value. ACAM, through a wholly-owned subsidiary, also holds direct investments in ACAS CLO 2012-1, ACAS CLO 2013-1, ACAS CLO 2014-1, ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2 consisting of 59% to 70% of the non-rated equity tranche of subordinated notes with an aggregate cost basis and fair value of $162 million and $108 million, respectively, as of December 31, 2015. As of December 31, 2015, ACAM holds a co-investment in ACE III with a cost basis and fair value of $72 million and $70 million, respectively, and a co-investment in ACSF with a cost basis and fair value of $4 million and $3 million, respectively.
As of December 31, 2015, ACAM’s earning assets under management totaled $14.5 billion. As of December 31, 2015, ACAM had $67 billion of total assets under management (including levered assets), including $57 billion of total assets under management for American Capital Agency Corp. (NASDAQ: AGNC), $6 billion of total assets under management for American Capital Mortgage Investment Corp. (NASDAQ: MTGE) and $236 million of total assets under management for American Capital Senior Floating, Ltd. (NASDAQ: ACSF).
As of December 31, 2015, ACAM had over 120 employees, including ten investment teams with over 70 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the year ended December 31, 2015, American Capital earned $26 million from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds.

The following table sets forth certain information with respect to ACAM’s funds under management as of December 31, 2015:

Fund	Fund type	Established	Assets under management	Earning assets under management	Investment types	Capital type
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$57.0 Billion	$8.8 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$5.5 Billion	$1.1 Billion	Mortgage Investments	Permanent
ACSF	Publicly Traded BDC - NASDAQ (ACSF)	2014	$236 Million	$266 Million	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$114 Million	$114 Million	Equity	Finite Life
ACE II	Private Equity Fund	2007	$99 Million	$126 Million	Equity	Finite Life
ACE III	Private Equity Fund	2014	$638 Million	$444 Million	Equity	Finite Life
ECAS UK SME Debt	Private Debt Fund	2014	$25 Million(1)	$24 Million(1)	Senior and Mezzanine Debt	Finite Life
ECAS debt fund	Private Debt Fund	2015	$294 Million	$230 Million	Senior and Mezzanine Debt	Finite Life
ACAS CLO Fund I	Private CLO Fund	2015	$252 Million	$448 Million	CLO Equity	Finite Life
ACAS CLO 2007-1	CLO	2006	$193 Million	$193 Million	Senior Debt	Finite Life
ACAS CLO 2012-1	CLO	2012	$322 Million	$322 Million	Senior Debt	Finite Life
ACAS CLO 2013-1	CLO	2013	$382 Million	$382 Million	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$381 Million	$381 Million	Senior Debt	Finite Life
ACAS CLO 2014-1	CLO	2014	$570 Million	$570 Million	Senior Debt	Finite Life
ACAS CLO 2014-2	CLO	2014	$382 Million	$382 Million	Senior Debt	Finite Life
ACAS CLO 2015-1	CLO	2015	$518 Million	$518 Million	Senior Debt	Finite Life
ACAS CLO 2015-2	CLO	2015	$487 Million	$487 Million	Senior Debt	Finite Life
 ——————————

(1)	Committed capital of £100 million ($148 million) in ECAS UK SME Debt fund, which remained largely unfunded as of December 31, 2015.

AGNC is a publicly traded real estate investment trust (“REIT”), which invests, on a leveraged basis, primarily in agency mortgage-backed securities, which consist of residential mortgage pass-through securities and collateralized mortgage obligations, for which the interest and principal payments are guaranteed by a U.S. government agency or U.S. government-sponsored entity. It may also invest in other assets reasonably related to agency securities and up to 10% of its assets in AAA non-agency and commercial mortgage-backed securities. Its common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC.” ACAM earns a base management fee of 1.25% of AGNC’s shareholders’ equity, as defined in the management agreement. The management contract is renewable annually and if AGNC were not to renew the management agreement without cause, it would have to pay a termination fee equal to three times the average annual management fee earned by ACAM during the 24-month period immediately preceding the most recently completed month prior to the effective date of termination. If the termination fee were calculated for the period ending December 31, 2015, it would have been $351 million. As of December 31, 2015, AGNC’s total shareholders’ equity was $8.0 billion.
MTGE is also a publicly traded REIT, which invests, on a leveraged basis, in agency residential mortgage-backed investments, non-agency mortgage investments, other mortgage-related investments and healthcare-related real estate investments. Its common stock is traded on The NASDAQ Global Select Market under the symbol “MTGE.” ACAM earns a base management fee of 1.50% of MTGE’s shareholders’ equity, as defined in the management agreement. The management contract is renewable annually and if MTGE were not to renew the management agreement without cause, it would have to pay a termination fee equal to three times the average annual management fee earned by ACAM during the 24-month period immediately preceding the most recently completed month prior to the effective date of termination. If the termination fee were calculated for the period ending December 31, 2015, it would have been $52 million. As of December 31, 2015, MTGE’s total shareholders’ equity was $1.0 billion.
ACSF is a BDC that invests, on a leveraged basis, in diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies and in equity tranches of CLOs. Its common stock is traded on The NASDAQ Global Select Market under the symbol “ACSF.” ACAM earns a base management fee of 0.80% of ACSF’s total assets, as defined in ACSF’s management agreement. Subject to ACSF stockholder approval, ACAM has agreed to be responsible through December 31, 2020 for certain of ACSF’s operating expenses in excess of 0.75% of ACSF’s consolidated net assets, less net unrealized appreciation or depreciation, each as determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) at the end of the most recently completed fiscal quarter.
ACE I is a private equity fund, which was established in 2006 with $1 billion of equity commitments from third-party investors. At the closing of the fund, ACE I used the majority of its committed capital to purchase 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by us between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of distributions to the ACE I investors is recallable for add-on investments. As of December 31, 2015, ACE I investors had invested $1,073 million, received distributions of $1,545 million, had $106 million in total investments at fair value and had $27 million of recallable distributions available for add-on investments. ACAM manages ACE I for a 2% base management fee on the net cost basis of ACE I’s assets (as of December 31, 2015 the net cost basis of ACE I’s assets was $114 million) and 10% to 30% of the net profits of ACE I, subject to certain hurdles (“Carried Interest”). As of December 31, 2015, the Carried Interest allocation to ACAM was $34 million, subject to certain clawback obligations, as defined in ACE I’s operating agreement. On June 30, 2015, ACE I entered into a stock purchase agreement with American Capital and its controlled affiliates, pursuant to which ACE I sold secondary and add-on investments in 22 portfolio companies to American Capital for an aggregate purchase price of $101 million, which was based on the fair value of the investments as of March 31, 2015. Pursuant to the operating agreement, ACE I was to be dissolved on October 1, 2014, unless extended by us for up to two additional years to allow for an orderly dissolution and liquidation of the fund’s investments in accordance with the operating agreement. During the third quarter of 2015, we extended the term of the fund to October 1, 2016.
ACE II is a private equity fund, which was established in 2007 with $585 million of equity commitments from third-party investors. At the closing of the fund, ACE II used the majority of its committed capital to purchase 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million equity commitment is being used to fund add-on investments in the 80 portfolio companies. As of December 31, 2015, ACE II investors had invested $516 million, received distributions of $583 million, had $97 million in total investments at fair value and had $69 million of remaining equity commitments available for future add-on investments or cost contributions. ACAM manages ACE II for a 2% base management fee on the net cost basis of ACE II’s assets (as of December 31, 2015, the net cost basis of ACE II’s assets was $126 million) and a 10% to 35% Carried Interest, subject to certain hurdles. As of December 31, 2015, ACAM has not recorded an accrual related to its Carried Interest in ACE II. On June 30, 2015, ACE II entered into a stock purchase agreement with American Capital and its controlled affiliates, pursuant to which ACE II sold secondary and add-on investments in 20 portfolio companies to American Capital for an aggregate purchase price of $44 million, which was based on the fair value of the investments as of March 31, 2015. Pursuant to the limited partnership agreement, ACE II will be dissolved on October 1, 2016, unless extended by us for up to two additional years to allow for an orderly dissolution and liquidation of the fund’s investments in accordance with the limited partnership agreement.
ACE III is a private equity fund, which was established in 2014 with $1.1 billion of equity commitments. As of December 31, 2015, ACE III investors had invested $714 million, received distributions of $652 million, had $637 million in total investments at fair value and had $290 million of remaining equity commitments available for future add-on investments or cost contributions. ACAM manages ACE III for a base management fee of 1.25% on the net cost basis of ACE III’s assets (as of December 31, 2015 the net cost basis of ACE III’s assets was $389 million) and 2% on outstanding capital commitments as well as 10% to 20% of the net profits of ACE III, subject to certain hurdles. As of December 31, 2015, the Carried Interest allocation to ACAM was $52 million, subject to certain clawback obligations, as defined in ACE III’s operating agreement. Pursuant to the operating agreement, ACE III will be dissolved on September 23, 2021, unless extended by us, subject to certain approvals, for up to two additional years to allow for an orderly dissolution and liquidation of the fund’s investments in accordance with the operating agreement.
ECAS UK SME Debt is a private equity fund, which was established in 2014 with £100 million ($148 million) of committed capital with the ability to add £50 million of leverage. The British Business Bank has committed £50 million to the fund under the British Business Bank Investment Programme. The remaining £50 million has been committed by European Capital and its affiliates. ECAS UK SME Debt provides debt financing to small and medium sized companies in the United Kingdom. ACAM manages ECAS UK SME Debt for an annual management fee of 1.50% on deployed capital and up to a 15% Carried Interest, subject to certain hurdles. ECAS UK SME Debt will be dissolved on August 17, 2024. As of December 31, 2015, European Capital’s investment in ECAS UK SME Debt had a cost basis and fair value of $13 million and $12 million, respectively. As of December 31, 2015, European Capital had an unfunded commitment of £42 million ($62 million) to ECAS UK SME Debt.
The ECAS debt fund is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. During the fourth quarter of 2015, the ECAS debt fund had an additional closing of €69 million which increased the total capital commitments to €387 million. We anticipate a final closing by March 2016 to increase the investment capacity of the fund. The fund will have a three year investment period and a subsidiary of ACAM manages the ECAS debt fund for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles. The ECAS debt fund will be dissolved on March 19, 2025, unless extended. In April 2015, European Capital sold €162 million ($175 million) of investments at their approximate fair value in 9 portfolio companies to the ECAS debt fund. European Capital received €158 million ($170 million) for the sale of these assets. As of December 31, 2015, European Capital’s investment in the ECAS debt fund had a cost basis and fair value of $81 million and $85 million, respectively. As of December 31, 2015, European Capital had an unfunded commitment of €91 million ($100 million) to the ECAS debt fund.
On August 5, 2015, we entered into a definitive agreement to sell certain CLO equity investments to ACAS CLO Fund I for $300 million. The purchase price was the aggregate fair value of the CLO equity investments as of June 30, 2015, subject to customary adjustments. The closing of the sale occurred on November 2, 2015. ACAS CLO Fund I is a $450 million private investment fund, which invests primarily in equity tranches of CLOs. As of December 31, 2015, ACAS CLO Fund I investors had invested $299 million, received distributions of $0.6 million, had $247 million in total investments at fair value and had $114 million of remaining equity commitments available for future add-on investments or cost contributions. ACAS CLO Fund I is managed by a subsidiary of ACAM for customary management and incentive fees.
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
In September 2013, ACAS CLO 2013-2 completed a $414 million securitization that invests primarily in senior floating rate loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2013-2 for a base management fee of 0.50% of ACAS CLO 2013-2’s assets and a 20% Carried Interest, subject to certain hurdles. American Capital purchased 21% of the non-rated equity tranche of subordinated notes in ACAS CLO 2013-2 for $8 million, which we subsequently sold to ACAS CLO Fund I.
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
In May 2015, ACAS CLO 2015-1 completed a $552 million securitization that invests primarily in broadly syndicated senior secured floating rate loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2015-1 in exchange for an annual base management fee of 0.50% of ACAS CLO 2015-1’s assets and a 20% carried interest, subject to certain hurdles. A subsidiary of ACAM also purchased 65% of the non-rated subordinated notes in ACAS CLO 2015-1 for $30 million.
In August 2015, ACAS CLO 2015-2 completed a $510 million securitization that invests primarily in broadly syndicated senior secured floating rate loans purchased in the primary and secondary markets. ACAM manages ACAS CLO 2015-2 in exchange for an annual base management fee of 0.50% of ACAS CLO 2015-2’s assets and a 20% carried interest, subject to certain hurdles. A subsidiary of ACAM also purchased 59% of the non-rated subordinated notes in ACAS CLO 2015-2 for $30 million.
Structured Products Investments
Our Structured Products investments consist of investments in CLO, CDO and CMBS securities. Our Structured Products investments are generally in non-investment grade securities. We invest in Structured Products with the intention of holding them until maturity.

As of December 31, 2015, our investment in CLO and CDO securities had a cost basis and fair value of $548 million and $387 million, respectively, or 8% of our total investments at fair value. This includes our investment in ACAS CLO 2007-1, which represents $21 million at fair value. As of December 31, 2015, our total investment in CMBS bonds had a cost basis and fair value of $49 million and $31 million, respectively, or less than 1% of our total investments at fair value. Our investments in CMBS bonds are secured by diverse pools of commercial mortgage loans.
Senior Floating Rate Loans
Our Senior Floating Rate Loan portfolio is composed primarily of diversified investments in first lien floating rate loans to large-market U.S. based companies (defined as issuers with EBITDA greater than $50 million). Our Senior Floating Rate Loan portfolio may also include second lien floating rate loans. Senior Floating Rate Loans are typically collateralized by a company’s assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. Senior Floating Rate Loans generally have a stated term of three to seven years and typically pay interest based on a floating rate calculated as a spread over a market index, primarily LIBOR, and generally have a minimum market index floor. Our Senior Floating Rate Loans are also typically traded among investors in an active secondary market with no investor owning a significant percentage of the issue. We generally own less than 2% of any single loan issue.
We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. Since 2014, we have received $2.5 billion in proceeds from the sale of these investments and have $364 million in unsettled trade receivables as of December 31, 2015. The proceeds from the sale of our Senior Floating Rate Loan portfolio were partially utilized to pay down obligations under the $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility.
As of December 31, 2015, there were debt investments in 13 companies in our Senior Floating Rate Loan portfolio with a cost basis and fair value of $62 million and $57 million, respectively. As of December 31, 2015, approximately 99% of our Senior Floating Rate Loan portfolio, at fair value, was composed of loans with a facility rating by the S&P of at least “B-” or higher. None of the investments in our Senior Floating Rate Loan portfolio were in default or on non-accrual as of December 31, 2015.
During the year ended December 31, 2015, we recognized interest income and interest expense from our Senior Floating Rate Loan Portfolio totaling $84 million and $27 million, respectively. During the year ended December 31, 2014, we recognized interest income and interest expense from our Senior Floating Rate Loan portfolio totaling $33 million and $4 million, respectively. During the year ended December 31, 2015, we realized a loss of $63 million from our Senior Floating Rate Loan portfolio, which was partially offset by a reversal of unrealized depreciation of $30 million.
European Capital
 European Capital primarily invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), or sponsored by other private equity funds and provides capital directly to early stage and mature private and small public companies (“European Capital Sponsor and Other Finance Investments”).
 As of December 31, 2015, European Capital had investments in 14 portfolio companies totaling $431 million at fair value, with an average investment size of $31 million at fair value. As of December 31, 2015, European Capital’s five largest investments at fair value were $387 million, or 90% of its total investments at fair value.

The following table shows the composition of European Capital’s investment portfolio by security type at cost basis and fair value, as a percentage of total investments, as of December 31, 2015 and 2014:

	2015	2014
Cost
First Lien Senior Debt	4.0%	33.1%
Second Lien Senior Debt	4.5%	3.3%
Mezzanine Debt	25.5%	24.1%
Preferred Equity	26.9%	24.0%
Common Equity	39.1%	14.0%
Structured Products	—%	1.5%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	4.4%	46.0%
Second Lien Senior Debt	—%	—%
Mezzanine Debt	20.4%	15.7%
Preferred Equity	23.9%	13.3%
Common Equity	51.3%	21.3%
Structured Products	—%	3.7%
Total	100.0%	100.0%

European Capital uses the GICS® for classifying the industry groupings of its portfolio companies. The following chart shows European Capital’s portfolio composition by industry grouping at fair value as a percentage of its total investments as of December 31, 2015.

Other, 2.5%
Building Products, 3.3%
Software, 4.9%
Household Durables, 38.4%
Diversified Financial Services, 22.6%
Commercial Services and Supplies, 28.3%

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
Employees
As of December 31, 2015, we employed 346 full-time employees, which included 124 employees at ACAM, compared to 366 and 394 full-time employees as of December 31, 2014 and 2013, respectively. We believe that we have excellent relations with our employees.
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
Leverage
 The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock, subject to certain limitations under the 1940 Act. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2015, our asset coverage was 482%.
Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below 200% at the time of the distribution after deducting the amount of such dividend.
Issuance of Stock
As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2015, our NAV was $19.88 per share and our closing market price was $13.79 per share. As of the date of this filing, we do not have any authorization to issue shares of our common stock below our NAV per share.

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
Investment Adviser
We have no investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors.

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
Risks Related to Our Business and Structure
Our previously announced strategic review process may not result in a sale transaction or other strategic alternative, and if there is a sale transaction or other strategic alternative, there can be no assurance that stockholder value will be enhanced
On January 7, 2016, we announced that our Board of Directors had completed the initial phase of its previously announced strategic review process and had authorized us to proceed with a solicitation of offers to purchase our company or our various business lines in whole or in part. Even though the initial phase of the previously announced strategic review process has been completed, our strategic review process remains ongoing. No assurance can be given that the solicitation or strategic review process will result in any sale transaction or other strategic alternative. Any potential sale transaction or other strategic alternative would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in us or any of our business lines, stockholder approval and the availability of financing to potential buyers or us on reasonable terms. We also cannot assure you that a sale transaction or other strategic alternative, if consummated, will provide the anticipated benefits or otherwise enhance stockholder value. In addition, it is possible that we will undertake a sale transaction or other strategic alternative that is materially different than what we have announced or that has a material adverse effect on our financial condition, results of operations or cash flows.
Our strategic review process may have an adverse impact on our business. If we are unable to effectively manage the review process and successfully implement a strategic alternative, our business, financial condition, results of operations or cash flows could be adversely affected
We have incurred and expect to incur additional significant costs associated with identifying and evaluating various strategic alternatives. In addition, the process of pursuing any strategic alternative, including a sale transaction, is time consuming and disruptive to our business operations and may contribute to increased volatility in our stock price. Our review process may also create uncertainty which could impair our ability to motivate and retain qualified employees until any strategic alternative is consummated, as key employees may have concerns about their future employment with us following completion of a strategic alternative. If our key employees depart because of issues relating to the uncertainty and difficulty of completing a strategic alternative, consummation of any such strategic alternative could be negatively impacted or be subject to a differing outcome than if such employees had not departed. In addition, if we do not complete an announced strategic alternative, including a sale transaction, our business, financial condition, results of operation or cash flows could be adversely affected due to the departure of such key employees. See “We are dependent upon our key management personnel for our future success” below.
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
Non-accruing loans adversely affect our results of operations and financial condition and could result in further losses in the future
As of December 31, 2015 and 2014, our non-accruing loans at cost totaled $280 million and $371 million, or 10.6% and 9.4% of our total loans at cost, respectively. Non-accruing loans adversely affect net income in various ways. Upon becoming non-accruing, we reverse prior PIK income from a non-accruing loan, if applicable, and no interest income is recorded on non-accruing loans, thereby, in both cases, adversely affecting income and returns on assets and equity. There is no assurance that we will not experience further increases in non-accruing loans in the future, or that non-accruing loans will not result in further losses to come.
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
We are dependent upon our key management personnel for our future success
We are dependent on the diligence and skill of our senior management and other members of management for raising capital and the selection, structuring, monitoring, restructuring/amendment, sale and exiting of our investments. Our future success depends to a significant extent on the continued service of our senior management and other members of management. Our failure to raise additional capital that would enhance the growth of our business, or our failure to provide appropriate opportunities for or compensate competitively senior management and other members of management may make it difficult to retain such individuals. The departure of certain executive officers or key employees could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance on any of our officers or employees. See “Our strategic review process may have an adverse impact on our business. If we are unable to effectively manage the review process and successfully implement a strategic alternative, our business, financial condition, results of operations or cash flows could be adversely affected” above.
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

Our secured and unsecured borrowing arrangements impose significant limitations on us
Our secured term loans (“Secured Term Loan Facility”) have scheduled amortization and mandatory prepayments in the event of a borrowing base deficiency or the issuance of new debt, and in certain cases, if there are realized proceeds from a portfolio company exit or excess cash flow. As of December 31, 2015, there was $441 million in principal outstanding under the Secured Term Loan Facility. Any loans that may be outstanding under our four-year $250 million secured revolving credit facility (“$250 Million Revolving Credit Facility”) are also subject to scheduled amortization after August 22, 2015 and mandatory prepayments in the event of a borrowing base deficiency.
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
The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 3.7% for the year ended December 31, 2015, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	(15%)	(10%)	(5%)	—%	5%	10%	15%
Corresponding Return to Stockholders(2)	(21%)	(15%)	(8%)	(2%)	5%	11%	18%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

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
Risks Related to Our Common Stock
We may not pay any cash dividends
We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains beginning with our tax year ended September 30, 2011, and are not subject to the annual distribution requirements under Subchapter M of the Code. We have not paid a cash dividend during the last four fiscal years ended December 31, 2015 and there can be no assurance that we will pay any cash dividends in the future as we may retain our earnings to facilitate the growth of our business, to invest, to provide liquidity, to repurchase our shares or for other corporate purposes.
Future equity issuances may be on terms adverse to shareholder interests
We may issue equity capital at prices below our NAV per share with shareholder approval. As of the date of this filing, we do not have such authorization; however, we may seek such approval in the future or we may elect to conduct a rights offering, which would not require shareholder approval under the 1940 Act. If we issue any shares of common stock below our NAV per share, the interests of our existing shareholders may be diluted. Any such dilution could include a reduction in our NAV per share as a result of the issuance of shares at a price below the NAV per share and a decrease in a shareholder’s interest in our earnings and assets and voting interest. As of December 31, 2015, the closing price of our common stock was below our NAV per share.
The following table is designed to illustrate the dilutive effect on NAV per share if we issue shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the hypothetical issuance of 50,000,000 shares of common stock (about 19% of outstanding shares as of December 31, 2015), at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the December 31, 2015 NAV of $19.88 per share.

Assumed sales price per share below NAV per share(1)	(50%)	(25%)	(20%)	(15%)	(10%)	(5%)
Diluted NAV per share	$18.18	$19.03	$19.20	$19.37	$19.54	$19.71
% Dilution	(8.5%)	(4.3%)	(3.4%)	(2.6%)	(1.7%)	(0.9%)

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.
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
Quarterly Stock Prices
Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol “ACAS”. As of January 29, 2016, we had 642 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are approximately 66,000 additional beneficial holders of our common stock. During the years ended December 31, 2015 and 2014, we did not declare any dividends on our common stock. The following table sets forth the range of quarterly high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the years ended December 31, 2015 and 2014:

	Sales Prices
	High	Low
2015
First Quarter	$15.34	$13.93
Second Quarter	$15.36	$13.54
Third Quarter	$14.47	$11.92
Fourth Quarter	$15.87	$12.09

2014
First Quarter	$16.37	$14.01
Second Quarter	$16.03	$14.24
Third Quarter	$15.77	$14.16
Fourth Quarter	$16.10	$13.59
Share Repurchase Program
During 2011, our Board of Directors adopted a program that may provide for share repurchases or dividend payments, but suspended repurchases in March 2014. During the first quarter of 2015, our Board of Directors reinstated authorization for share repurchases. Our Board of Directors modified the Program during the fourth quarter of 2015 to authorize the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We have entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. The following table provides information for the quarter ended December 31, 2015, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 6, 2015 through November 30, 2015	7.3	$14.68	7.3	N/A
December 1, 2015 through December 31, 2015	13.4	$14.30	13.4	N/A
Fourth Quarter 2015	20.7	$14.44	20.7	N/A

(1)	All shares were purchased by us pursuant to the share repurchase program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for share repurchases.

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
For the three fiscal years ended December 31, 2015, we have not sold any equity securities that were not registered under the Securities Act.
Equity Compensation Plans
The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements for a description of our equity compensation plans (shares in millions).

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	32.2	$9.66	4.1
Equity compensation plans not approved by security holders(1)	—	—	—
Total	32.2	$9.66	4.1

(1)	All of our equity compensation plans have been approved by our shareholders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Capital, S&P 500, S&P 500 Financials Sector Index and BDC Peer Group
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
AMERICAN CAPITAL
S&P 500
S&P 500 FINANCIALS SECTOR INDEX
BDC PEER GROUP

The preceding graph and the following table compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested as of December 31, 2010, with the reinvestment of all dividends without commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) an index of selected issuers in our BDC Peer Group, composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation and Prospect Capital Corporation.

	Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
AMERICAN CAPITAL	$100	$89	$159	$207	$193	$182
S&P 500	100	102	118	157	178	181
S&P 500 FINANCIALS SECTOR INDEX	100	83	107	145	167	164
BDC PEER GROUP	100	91	115	141	138	126

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

	As of and For the Year Ended December 31,
	2015	2014	2013	2012	2011
Total operating revenue	$671	$471	$487	$646	$591
Total operating expenses	293	288	255	263	288
Net operating income before income taxes	378	183	232	383	303
Tax (provision) benefit(1)	(125)	(66)	(76)	14	145
Net operating income (“NOI”)	253	117	156	397	448
Loss on extinguishment of debt, net of tax	—	—	—	(3)	—
Net realized (loss) gain, net of tax(1)	(627)	152	(55)	(270)	(310)
Net realized (loss) earnings	(374)	269	101	124	138
Net unrealized appreciation, net of tax(1)	187	165	83	1,012	836
Net (decrease) increase in net assets resulting from operations (“Net (loss) earnings ”)	$(187)	$434	$184	$1,136	$974

Per share data:
NOI:
Basic	$0.95	$0.44	$0.53	$1.24	$1.30
Diluted	$0.95	$0.42	$0.51	$1.20	$1.26
Net (loss) earnings:
Basic	$(0.70)	$1.62	$0.63	$3.55	$2.83
Diluted	$(0.70)	$1.55	$0.61	$3.44	$2.74
Balance sheet data:
Total assets	$6,244	$7,640	$6,009	$6,319	$5,961
Total debt	$1,257	$1,703	$791	$775	$1,251
Total shareholders’ equity	$4,822	$5,472	$5,126	$5,429	$4,563
NAV per share	$19.88	$20.50	$18.97	$17.84	$13.87
Other data (unaudited):
Number of portfolio companies at period end	171	402	132	139	152
New investments(2)	$3,305	$3,610	$1,107	$719	$317
Realizations(3)	$3,721	$2,765	$1,208	$1,498	$1,066
Weighted average effective interest rate on debt investments at period end(4)	8.4%	6.6%	10.0%	11.4%	10.7%
NOI return on average shareholders’ equity(5)	4.8%	2.2%	2.9%	7.7%	10.7%
Net realized (loss) earnings return on average shareholders’ equity(5)	(7.1)%	5.1%	1.9%	2.4%	3.3%
Net (loss) earnings return on average shareholders’ equity(5)	(3.5)%	8.2%	3.4%	22.1%	23.3%
Assets under management(6)	$73,342	$86,422	$93,210	$116,800	$68,106
Earning assets under management(7)	$20,711	$22,107	$18,603	$18,642	$13,496

(1)
Beginning in 2011, we were no longer taxed as a RIC under Subchapter M of the Code and instead became subject to taxation as a corporation under Subchapter C of the Code. As a result, we recorded a net deferred tax asset of $428 million in 2011 comprised of a deferred tax benefit of $145 million in NOI, $75 million in net realized (loss) gain and $208 million in net unrealized appreciation.

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
The total fair value of our investment portfolio was $5.0 billion, $6.3 billion and $5.1 billion as of December 31, 2015, 2014 and 2013, respectively. Our new investments totaled $3.3 billion, $3.6 billion and $1.1 billion during the years ended December 31, 2015, 2014 and 2013, respectively.

The amounts of our new investments are based on committed amounts as of the investment date. The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

Type	2015	2014	2013
First Lien Senior Debt	$1,823	$2,039	$103
Second Lien Senior Debt	355	589	511
Mezzanine Debt	76	10	—
Preferred Equity	202	35	125
Common Equity	471	405	236
Structured Products	378	532	132
Total by security type	$3,305	$3,610	$1,107

Use	2015	2014	2013
Senior Floating Rate Loans	$1,144	$1,891	$—
Sponsor Finance and Other Investments	823	622	157
Structured Products	378	512	75
European Capital(1)	367	39	—
American Capital One Stop Buyouts®	—	—	27
Investments in ACAM and Fund Development	254	400	239
Add-on financing for growth and working capital	131	128	56
Add-on financing for ACE buybacks	145	—	—
Add-on financing for recapitalizations, not including distressed investments	46	4	104
Add-on financing for working capital in distressed situations	12	14	42
Add-on financing for acquisitions	5	—	391
Add-on financing for purchase of debt of a portfolio company	—	—	16
Total by use	$3,305	$3,610	$1,107

Business Line	2015	2014	2013
Senior Floating Rate Loans	$1,144	$1,891	$—
Sponsor Finance and Other Investments	965	726	290
Structured Products	378	512	75
European Capital(1)	367	39	—
Investments in ACAM and Fund Development	254	400	239
American Capital One Stop Buyouts®	197	42	503
Total by business line	$3,305	$3,610	$1,107

(1)	Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

Source	2015	2014	2013
Loan syndications and sales	$2,357	$98	$41
Scheduled principal amortization	470	56	14
Principal prepayments	445	699	604
Equity investments	388	1,523	362
Payment of accrued PIK notes and dividend and accreted OID	61	389	187
Total by source	$3,721	$2,765	$1,208

Business Line	2015	2014	2013
Senior Floating Rate Loans	$2,347	$163	$—
Structured Products	470	192	27
European Capital(1)	467	651	195
Sponsor Finance and Other Investments	199	386	444
American Capital One Stop Buyouts®	197	1,167	530
American Capital Asset Management	41	206	12
Total by business line	$3,721	$2,765	$1,208

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

The consolidated operating results were as follows (in millions):

	2015	2014	2013
Operating revenue	$671	$471	$487
Operating expenses	293	288	255
NOI before income taxes	378	183	232
Tax provision	(125)	(66)	(76)
NOI	253	117	156
Net realized (loss) gain, net of tax	(627)	152	(55)
Net realized (loss) earnings	(374)	269	101
Net unrealized appreciation, net of tax	187	165	83
Net (loss) earnings	$(187)	$434	$184

Operating Revenue
We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products, as well as dividend income from our fund management business which is conducted through ACAM.
Operating Revenue by Business Line
Operating revenue by business line was as follows (in millions):

Business Line	2015	2014	2013
American Capital Asset Management	$152	$111	$133
American Capital One Stop Buyouts®	141	194	145
Sponsor Finance and Other Investments	132	56	131
Structured Products	105	65	72
Senior Floating Rate Loans	84	33	—
European Capital(1)	57	12	6
Total by business line	$671	$471	$487
 ——————————

(1)	Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

American Capital Asset Management
Interest, dividend and fee income from ACAM increased by $41 million, or 37%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to $26 million of incentive fees received from ACE I and ACE III, as well as an increase in the funds under management of ACAM, primarily ACE III, ACAS CLO 2014-1, ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2. Interest, dividend and fee income from ACAM decreased by $22 million, or 17%, for the year ended December 31, 2014 over the comparable period in 2013, primarily due to reduced dividend income for the management of AGNC and MTGE due to a decrease in the assets under management for these funds as well as increased costs associated with fund development activities. This was partially offset by an increase in the funds under management of ACAM, primarily ACSF, ACAS CLO 2013-1, ACAS CLO 2013-2, ACAS CLO 2014-1 and ACAS CLO 2014-2.
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® decreased by $53 million, or 27%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to the sale of our equity-related investments to ACE III on April 28, 2014, as well as exits of other American Capital One Stop Buyouts®. Interest, dividend and fee income from our American Capital One Stop Buyouts® increased by $49 million, or 34%, for the year ended December 31, 2014 over the comparable period in 2013, primarily due to additional dividend income as a result of the removal of certain preferred equity securities from non-accrual status as a result of improved portfolio company performance.
Sponsor Finance and Other Investments
Interest, dividend and fee income from our Sponsor Finance and Other Investments increased by $76 million, or 136%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to a $477 million increase in our weighted average debt investments at cost as well as a net positive impact of $43 million from non-accrual investments for the year ended December 31, 2015 over the comparable period in 2014. Interest, dividend and fee income from our Sponsor Finance Investments decreased by $75 million, or 57%, for the year ended December 31, 2014 over the comparable period in 2013, primarily due to a net negative impact of $58 million from non-accrual investments in 2014 compared to 2013.
Structured Products
Interest income on Structured Products investments increased by $40 million, or 62%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to higher actual and projected payments on our CLO investments as well as an increase in our weighted average Structured Products investments at cost. During 2015, we realized cash proceeds of $470 million and recognized interest income of $105 million from our Structured Products investments. Interest income on Structured Products investments decreased by $7 million, or 10%, for the year ended December 31, 2014 over the comparable period in 2013, primarily due to the accelerated recognition of income on CLO investments in 2013 due to higher projected payments. During 2014, we realized cash proceeds of $192 million and recognized interest income of $65 million from our Structured Products investments. Our weighted average Structured Products investments outstanding increased by $214 million, or 47%, for the year ended December 31, 2015 over the comparable period in 2014, primarily as a result of new investments in CLO securities. Our weighted average Structured Products investments outstanding increased by $83 million, or 22%, for the year ended December 31, 2014 over the comparable period in 2013, primarily as a result of new investments in CLO securities.
Interest income on Structured Products is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and the cost basis of the investment. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised effective yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. During the year ended December 31, 2015, we recorded $20.5 million in credit loss write downs to current amortized cost basis on six Structured Products investments. As of December 31, 2015, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by approximately $109 million.
See Note 2—Interest and Dividend Income Recognition policy to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of how projected cash flows affect revenue recognition on our Structured Products investments.
Senior Floating Rate Loans
We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. Interest income on these loans was $84 million and $33 million for the years ended December 31, 2015 and 2014, respectively. The monthly weighted average effective interest rate on our Senior Floating Rate Loan portfolio was 4.6% and 3.8% for the years ended December 31, 2015 and 2014, on a monthly weighted average balance of $1,807 million and $882 million, respectively.
European Capital
European Capital’s operating revenue for the year ended December 31, 2015 was $57 million, comprised of $33 million of interest income on European Capital debt investments, $20 million of dividend income on European Capital equity investments and $4 million of income on European Capital CLO investments. European Capital’s operating revenue for the fourth quarter of 2014 was $12 million, comprised of $11 million of interest income on European Capital debt investments and $1 million of income on European Capital CLO investments. We did not receive any interest income on our investment in European Capital prior to the consolidation of European Capital on October 1, 2014. We received interest income from European Capital of $6 million for the year ended December 31, 2013 related to interest payments on our unsecured revolving credit facility with European Capital.
For the year ended December 31, 2015, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $15 million, as a result of debt investments being removed from non-accrual. For the fourth quarter of 2014, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $3 million, as a result of debt investments being removed from non-accrual.
American Capital Operating Revenue (excluding the financial results related to the consolidation of European Capital)

	2015	2014	2013
Interest income on debt investments	$270	$190	$209
Interest income on Structured Products investments	105	65	72
Dividend income from equity investments, excluding ACAM	49	63	36
Dividend income from ACAM	125	82	105
Other interest income	1	1	1
Interest and dividend income	550	401	423
Portfolio company advisory and administrative fees	14	10	17
Advisory and administrative services – ACAM	26	27	26
Other fees	24	21	21
Fee income	64	58	64
Total operating revenue	$614	$459	$487

American Capital Interest and Dividend Income (excluding the financial results related to the consolidation of European Capital)
The following table summarizes selected data for our debt (excluding SFRL investments), Structured Products and equity investments outstanding, at cost (dollars in millions):

	2015	2014	2013
Debt investments at cost(1)	$1,982	$1,636	$1,804
Average non-accrual debt investments at cost(2)	$186	$272	$302
Effective interest rate on debt investments	9.4%	9.6%	11.6%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	9.0%	10.2%	10.8%
Structured Products investments at cost(1)	$667	$453	$369
Effective interest rate on Structured Products investments	15.8%	14.4%	19.5%
Debt and Structured Products investments at cost(1)	$2,649	$2,089	$2,173
Effective interest rate on debt and Structured Products investments	11.0%	10.7%	12.9%
Average daily one-month LIBOR	0.2%	0.2%	0.2%
Equity investments at cost(1)(3)	$884	$1,557	$2,025
Effective dividend yield on equity investments(3)	5.6%	4.0%	1.8%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	3.9%	4.2%	4.1%
Debt, Structured Products and equity investments at cost(1)(3)	$3,533	$3,646	$4,198
Effective yield on debt, Structured Products and equity investments(3)	9.7%	7.8%	7.6%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	9.0%	8.2%	8.3%
 ——————————

(1)	Monthly weighted average of investments at cost. Excludes SFRL investments.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM and our investment in European Capital through September 30, 2014.

Debt Investments
Interest income on debt investments increased by $80 million, or 42%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to a $51 million increase in interest income on our Senior Floating Rate Loan portfolio as well as a net positive impact from non-accrual investments for the year ended December 31, 2015 over the comparable period in 2014. Our weighted average debt investments outstanding, excluding SFRL investments, increased by $346 million for the year ended December 31, 2015 over the comparable period in 2014, primarily as a result of new Sponsor Finance investments in 2015 as well as the repayment or sale of debt investments in 2014. The average non-accrual debt investments outstanding decreased from $272 million during 2014 to $186 million during 2015.
Interest income on debt investments decreased by $19 million, or 9%, for the year ended December 31, 2014 over the comparable period in 2013, primarily due to the net negative impact from non-accrual investments in 2014 compared to 2013. Interest income on our Senior Floating Rate Loan portfolio for the year ended December 31, 2014 was $33 million. Our weighted average debt investments outstanding, excluding SFRL investments, decreased by $168 million for the year ended December 31, 2014 over the comparable period in 2013, primarily as a result of repayment or sale of debt investments. The average non-accrual debt investments outstanding decreased from $302 million during 2013 to $272 million during 2014.
When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the year ended December 31, 2015, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $8 million as a result of debt investments being removed from non-accrual, which had an approximate 40 basis point positive impact on the effective interest rate on debt investments. For the year ended December 31, 2014, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $10 million as a result of debt investments being placed on non-accrual, which had an approximate 60 basis point negative impact on the effective interest rate on debt investments. For the year ended December 31, 2013, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $14 million as a result of debt investments being removed from non-accrual, which had an approximate 80 basis point positive impact on the effective interest rate on debt investments.

Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, decreased by $14 million, or 22%, for the year ended December 31, 2015 over the comparable period in 2014, due to the following:

•
a decrease of $673 million in weighted average equity investments at cost as of December 31, 2015 compared to December 31, 2014 primarily due to the sale of predominantly higher yielding equity assets to ACE III in the fourth quarter of 2014;

•
for the year ended December 31, 2015, we recorded $20 million of dividend income for non-recurring dividends on equity investments compared to $34 million for the year ended December 31, 2014, resulting in a $14 million year-over-year net negative impact; partially offset by

•
for the year ended December 31, 2015, we recorded dividend income for the reversal of reserves of accrued PIK dividend income attributable to prior periods from preferred stock investments of $15 million; however, for the year ended December 31, 2014, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred equity investments of $2 million resulting in a $17 million year-over-year net positive impact.

As a result, the monthly weighted average effective dividend yield on equity investments was 5.6% for the year ended December 31, 2015, a 160 basis point increase over the comparable period in 2014.
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

•
for the year ended December 31, 2014, we recorded $34 million of dividend income for non-recurring dividends on equity investments compared to $16 million for the year ended December 31, 2013, resulting in a $18 million year-over-year net positive impact; partially offset by

•	a decrease of $468 million in weighted average equity investments at cost as of December 31, 2014 compared to December 31, 2013.
As a result, the monthly weighted average effective dividend yield on equity investments was 4.0% for the year ended December 31, 2014, a 220 basis point increase over the comparable period in 2013.
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
Equity Investments - ACAM
Dividend income from ACAM increased by $43 million, or 52%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to $26 million of incentive fees received from ACE I and ACE III, as well as an increase in the funds under management of ACAM, primarily ACE III, ACAS CLO 2014-1, ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2.
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
For the years ended December 31, 2015, 2014 and 2013, we received an additional $13 million, $11 million and $6 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM.
Fee Income
Portfolio Company Advisory and Administrative Fees
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees for the years ended December 31, 2015, 2014 and 2013 were

$14 million, $10 million and $17 million, respectively. Our portfolio company advisory and administrative fees increased by $4 million, or 40%, for the year ended December 31, 2015 over the comparable period in 2014, primarily due to an increase in Sponsor Finance originations. Our portfolio company advisory and administrative fees decreased by $7 million, or 41%, for the year ended December 31, 2014 over the comparable period in 2013, primarily due to a decrease in the number of our operating portfolio companies.
Advisory and Administrative Services - ACAM
We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the years ended December 31, 2015, 2014 and 2013 were $26 million, $27 million and $26 million, respectively.
Other Fees
Other fees are primarily composed of transaction fees for structuring, financing and executing portfolio transactions, which may not be recurring in nature. These fees amounted to $24 million, $21 million and $21 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
Operating Expenses
Operating expenses increased by $5 million, or 2%, for the year ended December 31, 2015 over the comparable period in 2014 and increased by $33 million, or 13%, for the year ended December 31, 2014 over the comparable period in 2013. Operating expenses consisted of the following (in millions):

	2015	2014	2013
Interest	$79	$54	$44
Salaries, benefits and stock-based compensation	125	149	156
Severance related costs	12	19	—
European Capital management fees	13	5	—
General and administrative	64	61	55
Total operating expenses	$293	$288	$255
Interest
Interest expense increased by $25 million, or 46%, for the year ended December 31, 2015, over the comparable period in 2014, primarily due to an increase in the daily weighted average debt balance partially offset by a decrease in the weighted average interest rate on our borrowings. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2015 and 2014 was 3.7% and 4.9%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2015 and 2014 was 3.2% and 4.3%, respectively.
Interest expense increased by $10 million, or 23%, for the year ended December 31, 2014, over the comparable period in 2013, primarily due to an increase in the daily weighted average debt balance, partially offset by a decrease in the weighted average interest rate on our borrowings. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2014 and 2013 was 4.9% and 6.4%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2014 and 2013 was 4.3% and 5.3%, respectively.
As discussed in Note 2 to these consolidated financial statements, we consolidated our investment in European Capital effective October 1, 2014. For the year ended December 31, 2015, we recorded $5 million of interest expense related to European Capital’s debt. For the quarter ended December 31, 2014, we recorded $1 million of interest expense related to European Capital’s debt.

Salaries, Benefits and Stock-based Compensation and Severance Related Costs
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	2015	2014	2013
Base salaries	$47	$57	$61
Incentive compensation	45	43	52
Benefits	12	12	12
Stock-based compensation	21	37	31
Severance related costs	12	19	—
Total salaries, benefits and stock-based compensation and severance related costs	$137	$168	$156
Salaries, benefits and stock-based compensation for the year ended December 31, 2015 decreased $31 million, or 18%, from the comparable period in 2014, primarily due to a reduction in base salaries and stock-based compensation due to the workforce reductions in the fourth quarter of 2014. Salaries, benefits and stock-based compensation for the year ended December 31, 2014 increased $12 million, or 8%, from the comparable period in 2013, primarily due to (i) $5 million of stock-based compensation expense due to the acceleration of vesting on outstanding stock options for certain employees in conjunction with the ACE III transaction, (ii) $11 million of stock-based compensation expense due to the acceleration of stock options associated with the workforce reduction and (iii) $8 million in severance costs associated with the workforce reduction.
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in a workforce reduction of approximately 13% of our employees and the closing of one of our offices as well as the elimination of certain functions at other offices. In conjunction with these actions, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the year ended December 31, 2015, we recorded charges for severance and related employee costs of $12 million, including $4 million from the modification of stock options and $8 million for severance costs for additional workforce reductions during 2015. During the year ended December 31, 2014, we recorded charges for severance and related employee costs of $19 million, including $11 million from the modification of stock options and $8 million for severance costs for additional workforce reductions during 2014.
As of December 31, 2015, we employed 346 full-time employees, which included 124 employees at ACAM, compared to 366 and 394 full-time employees as of December 31, 2014 and 2013, respectively. Compensation expense for ACAM employees is not included in our consolidated expenses as the financial results of ACAM are not consolidated with our financial results.
No stock options were granted during the year ended December 31, 2015. In 2014, we granted 0.1 million stock options with a weighted average fair value of $6.89 per option, or $1 million, and in 2013, we granted 3.7 million stock options with a weighted average fair value of $5.88 per option, or $22 million. See Note 5 and Note 6 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on stock-based compensation.
European Capital Management Fees
Management fees represent fees charged by European Capital Asset Management Limited, a wholly-owned subsidiary of ACAM, to European Capital for management and other services during the year. These fees are recorded as operating revenue in ACAM’s statement of operations and are a component of the dividend income we receive from ACAM.
General and administrative
General and administrative expenses increased by $3 million, or 5%, for the year ended December 31, 2015, over the comparable period in 2014, primarily due to transaction costs associated with our strategic review process. General and administrative expenses increased by $6 million, or 11%, for the year ended December 31, 2014, over the comparable period in 2013, primarily due to charges of approximately $5 million recorded during the fourth quarter of 2014 related to subleasing excess office facilities during the quarter.

Tax Provision
Our tax provision consisted of the following (in millions):

	2015	2014	2013
Tax provision - net operating income	$(125)	$(66)	$(76)
Tax benefit (provision) - net realized (loss) gain	91	(53)	60
Tax (provision) benefit - net unrealized appreciation	(118)	55	(37)
Total tax provision	$(152)	$(64)	$(53)
The tax provision - net operating income for the year ended December 31, 2015 increased by $59 million from the comparable period in 2014 primarily due to an increase in net operating income. The tax provision - net operating income for the year ended December 31, 2014 decreased by $10 million from the comparable period in 2013 primarily due to a decrease in net operating income.
The tax benefit (provision) - net realized (loss) gain for the year ended December 31, 2015 increased by $144 million from the comparable period in 2014 primarily due to a decrease in the amount of realizations that resulted in losses realized for tax purposes. Losses treated as ordinary for tax purposes have an effective tax rate of approximately 39%. The tax benefit (provision) - net realized (loss) gain for the year ended December 31, 2014 decreased by $113 million from the comparable period in 2013 primarily due to an increase in the amount of realizations that resulted in losses realized for tax purposes. Realized gains and losses that result in capital gains or losses for tax purposes have an effective tax rate of 0% due to our valuation allowance against capital losses and generally do not result in a tax benefit or provision.
The tax (provision) benefit - net unrealized appreciation for the year ended December 31, 2015 decreased by $173 million from the comparable period in 2014 primarily due to an increase to the valuation allowance associated with unrealized losses on certain capital deferred tax assets in addition to the establishment of a valuation allowance against a significant portion of our ordinary deferred tax asset related to our investment in European Capital. The tax (provision) benefit - net unrealized appreciation for the year ended December 31, 2014 increased by $92 million from the comparable period in 2013 primarily due to a decrease in the valuation allowance related to the consolidation of our investment in European Capital in the fourth quarter of 2014.

Net Realized (Loss) Gain
Our net realized (loss) gain consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	2015	2014	2013
Orchard Brands Corporation	$37	$—	$16
FB Raphael 1 Limited (“Farrow & Ball”) (European Capital portfolio company)	—	213	—
Sale to American Capital Equity III, LP	—	107	—
Unwired Holdings, Inc.	—	53	—
Specialty Brands Holdings, Inc.	—	35	—
SPL Acquisition Corp.	2	33	—
Anchor Drilling Fluids USA, Inc.	—	21	—
DelStar, Inc.	1	—	44
Mirion Technologies, Inc.	—	—	27
Other, net	37	12	30
Total gross realized portfolio gain	77	474	117

WRH, Inc.	(225)	—	—
CML Pharmaceuticals, LLC	(168)	—	—
Sale of Senior Floating Rate Loans securities	(63)	—	—
Dyno Holding Corp.	(62)	—	—
Core Financial Holdings, LLC	(44)	—	—
Miles 33 Limited	(31)	—	—
Financière H S.A.S.	(30)	—	—
Fosbel Holding, Inc.	(29)	—	—
TestAmerica Environmental Services, LLC	(28)	—	—
Contour Semiconductor, Inc.	(18)	—	—
Hilding Anders AB	(16)	—	—
CH Holding Corp.	—	(50)	—
FL Acquisitions Holdings, Inc.	—	(33)	—
Egenera, Inc.	—	(28)	—
Neways Holdings, L.P.	—	(16)	—
FPI Holding Corporation	—	(15)	(13)
Rebellion Media Group Corp.	—	(15)	—
Fosbel Global Services (LUXCO) S.C.A.	—	—	(40)
Paradigm Precision Holdings, LLC	—	—	(30)
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	—	—	(27)
LB-UBS Commercial Mortgage Trust, Series 2007-C6	—	—	(15)
Other, net	(59)	(54)	(96)
Total gross realized portfolio loss	(773)	(211)	(221)
Total net realized portfolio (loss) gain	(696)	263	(104)
Foreign currency transactions	(18)	(17)	3
Derivative agreements	(3)	4	(14)
WRH, Inc. Equity Option	45	(45)	—
Long term incentive plan liability	(46)	—	—
Tax benefit (provision)	91	(53)	60
Total net realized (loss) gain	$(627)	$152	$(55)

The following are summary descriptions of portfolio companies with realized gains or losses greater than $30 million.
As discussed in Note 14 to our audited consolidated financial statements included in this Annual Report on Form 10-K, on April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. During the three months ended September 30, 2014, we recognized a net realized gain of $62 million on the transaction. This was comprised of a $107 million net realized gain on the redemption of our partnership interests in ACE III and a realized loss of $45 million related to the fair value of the Equity Option. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. We recognized a realized loss of $225 million on our WRH, Inc. equity investment offset by a (i) reversal of unrealized depreciation on the investment of $115 million, (ii) reversal of unrealized depreciation on the Equity Option of $65 million and (iii) realized gain on the Equity Option of $45 million.
During 2015, our portfolio company, Orchard Brands Corporation, was sold. As part of the sale, we received $84 million in cash proceeds, realizing a gain of $37 million which was fully offset by a reversal of unrealized appreciation of $37 million. We also expect to receive $5 million of additional cash proceeds from this sale that remain held in a sale escrow as of December 31, 2015, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
During 2015, we substantially liquidated and sold our Senior Floating Rate Loan portfolio, realizing a loss of $63 million, which was partially offset by a reversal of unrealized depreciation of $30 million. The proceeds from the substantial liquidation and sale of our Senior Floating Rate Loan portfolio were partially utilized to pay down obligations under the $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility.
During 2015, our portfolio company, Dyno Holding Corp., was sold. As part of the sale, we received $56 million in cash proceeds, realizing a loss of $62 million, which was fully offset by a reversal of unrealized depreciation of $62 million.
During 2015, we wrote off our portfolio company, Core Financial Holdings, LLC, and realized a loss of $44 million, which was fully offset by a reversal of unrealized depreciation of $44 million.
During 2015, we wrote off a portion of our senior and mezzanine debt in Miles 33 Limited, and realized a loss of $31 million, which was fully offset by a reversal of unrealized depreciation of $31 million.
During 2015, as a result of a restructuring transaction and the conversion of certain of our debt investments to equity investments, we wrote off a portion of our equity investments in CML Pharmaceuticals, LLC and realized a loss of $168 million which was fully offset by a reversal of unrealized depreciation of $168 million.
As discussed in Note 6 to our audited consolidated financial statements included in this Annual Report on Form 10-K, European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, ECAM, a wholly-owned subsidiary of ACAM, under Long Term Incentive Plans. In the first quarter of 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized a loss of $46 million, which was fully offset by a reversal of unrealized depreciation of $46 million.
During 2014, European Capital’s portfolio company, Farrow & Ball, was sold. As part of the sale, we received $367 million in cash proceeds, realizing a gain of $213 million, which was partially offset by a reversal of unrealized appreciation of $173 million.
During 2014, our portfolio company, Unwired Holdings, Inc., was sold. As part of the sale, we received $138 million in cash proceeds, realizing a gain of $53 million, which was offset by a reversal of unrealized appreciation of $65 million. We also expect to receive $2 million of additional cash proceeds from this sale that remain held in a sale escrow as of December 31, 2015, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
During 2014, our portfolio company, Specialty Brands Holdings, Inc., was sold. As part of the sale, we received $51 million in cash proceeds, realizing a gain of $35 million, which was offset by a reversal of unrealized appreciation of $38 million.
During 2014, our portfolio company, SPL Acquisition Corp., was sold. As part of the sale, we received $192 million in cash proceeds, realizing a gain of $33 million, which was fully offset by a reversal of unrealized appreciation of $33 million. We also expect to receive $9 million of additional cash proceeds from this sale that remain held in a sale escrow as of December 31, 2015, which are recorded in the financial statement line item other assets in our consolidated balance sheets.

During 2014, our portfolio company, CH Holding Corp., was sold. As part of the sale, we received $6 million in cash proceeds, realizing a loss of $50 million, which was partially offset by a reversal of unrealized depreciation of $49 million.
During 2014, our portfolio company, FL Acquisitions Holdings, Inc., was sold. As part of the sale, we received $62 million in cash proceeds, realizing a loss of $33 million, which was offset by a reversal of unrealized depreciation of $35 million. We also expect to receive $5 million of additional cash proceeds from this sale that remain held in a sale escrow as of December 31, 2015, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
During 2013, our portfolio company DelStar, Inc. was sold. As part of the sale, we received $93 million in cash proceeds, realizing a gain of $44 million, which was partially offset by a reversal of unrealized appreciation of $43 million.
During 2013, due to declining performance, we wrote off a portion of our unsecured mezzanine debt investments in Fosbel Global Services (LUXCO) S.C.A., realizing a loss of $40 million, which was fully offset by a reversal of unrealized depreciation of $40 million.
During 2013, our portfolio company Paradigm Precision Holdings, LLC was sold. As part of the sale, we received $122 million in cash proceeds, realizing a loss of $30 million, which was partially offset by a reversal of unrealized depreciation of $10 million. We also expect to receive $2 million of additional cash proceeds from this sale that remain held in a sale escrow as of December 31, 2015, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
Net Unrealized Appreciation (Depreciation)
The following table itemizes the change in our net unrealized appreciation (depreciation) (in millions):

	2015	2014	2013
Gross unrealized appreciation of American Capital One Stop Buyouts®	$153	$220	$190
Gross unrealized depreciation of American Capital One Stop Buyouts®	(212)	(267)	(292)
Gross unrealized appreciation of Sponsor Finance and Other Investments	74	72	91
Gross unrealized depreciation of Sponsor Finance and Other Investments	(66)	(61)	(106)
Gross unrealized appreciation of European Capital investments	84	26	—
Gross unrealized depreciation of European Capital investments	(57)	(19)	—
Net unrealized appreciation of investment in European Capital	—	167	281
Net unrealized appreciation (depreciation) of investment in European Capital's foreign currency translation	—	14	(14)
Net unrealized (depreciation) appreciation of ACAM	(199)	222	(165)
Net unrealized depreciation of Senior Floating Rate Loans	(11)	(24)	—
Net unrealized (depreciation) appreciation of Structured Products investments	(125)	5	(41)
Reversal of prior period net unrealized depreciation (appreciation) upon realization	570	(206)	105
Net unrealized appreciation of portfolio investments	211	149	49
Net unrealized appreciation due to consolidation of European Capital	—	87	—
Foreign currency translation - investment in European Capital	—	(75)	49
Foreign currency translation - European Capital investments	32	11	—
Foreign currency translation - other	(5)	(10)	3
Derivative agreements and other	39	(24)	19
WRH, Inc. Equity Option	28	(28)	—
Tax (provision) benefit	(118)	55	(37)
Net unrealized appreciation	$187	$165	$83
See our “Investment Valuation Policy” in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the year ended December 31, 2015, American Capital One Stop Buyouts® experienced $59 million of net unrealized depreciation primarily driven by specific company performance. For the year ended December 31, 2014, American Capital One Stop Buyouts® experienced $47 million of net unrealized depreciation driven by the ACE III transaction and specific company performance. For the year ended December 31, 2013, American Capital One Stop Buyouts® experienced $102 million of net unrealized depreciation primarily driven by declining specific company performance.

Sponsor Finance and Other Investments
For the years ended December 31, 2015 and 2014, Sponsor Finance and Other Investments experienced net unrealized appreciation of $8 million and $11 million, respectively, primarily driven by improved specific company performance. For the year ended December 31, 2013, Sponsor Finance and Other Investments experienced $15 million of net unrealized depreciation primarily driven by declining specific company performance.
European Capital
As discussed in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K, we consolidated our investment in European Capital effective October 1, 2014. For the year ended December 31, 2015, we recorded $27 million of net unrealized appreciation on the consolidated European Capital investment portfolio. For the year ended December 31, 2015, we recorded net unrealized appreciation of $32 million for foreign currency translation on the European Capital investment portfolio.
For the quarter ended December 31, 2014, we recorded $5 million of net unrealized appreciation on the consolidated European Capital investment portfolio. For the nine months ended September 30, 2014, we recognized net unrealized appreciation of $181 million on our investment in European Capital, composed of $167 million of net unrealized appreciation and $14 million of net unrealized appreciation from foreign currency translation of the cumulative unrealized appreciation of our European Capital investment.
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
For the nine months ended September 30, 2014, we recorded unrealized depreciation of $75 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total net unrealized depreciation of $74 million for foreign currency translation for the year ended December 31, 2014). For the year ended December 31, 2013, we recorded unrealized appreciation of $49 million for foreign currency translation on the cost basis in our investment in European Capital (included in our total net unrealized appreciation of $52 million for foreign currency translation for the year ended December 31, 2013).
During the nine months ended September 30, 2014, the unrealized appreciation on our investment in European Capital of $167 million, excluding unrealized appreciation on foreign currency translation, was due primarily to multiple expansion as well as a reduction in the discount applied to the NAV of European Capital.
During the year ended December 31, 2013, the unrealized appreciation on our investment in European Capital of $281 million, excluding unrealized appreciation and depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV.

The following is a summary composition of European Capital’s NAV at fair value and our equity investment’s implied discount to European Capital’s NAV at fair value as of September 30, 2014 and December 31, 2013 (€ and $ in millions):

	September 30, 2014	2013
Debt investments at fair value	€293	€406
Equity investments at fair value	439	364
Other assets and liabilities, net	(17)	56
Third-party secured debt at cost	—	—
Third-party unsecured debt at cost	(112)	(107)
American Capital unsecured debt at cost	—	—
NAV (Euros)	603	719
Exchange rate	1.27	1.38
NAV (U.S. dollars)	$766	$992
Fair value of American Capital equity investment	$678	$841
Implied discount to NAV	11.5%	15.2%
——————————
Note: Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

American Capital Asset Management, LLC
ACAM had a cost basis and fair value of $534 million and $1,065 million, respectively, as of December 31, 2015. During the year ended December 31, 2015, we recognized $199 million of unrealized depreciation on our investment in ACAM primarily due to a reduction in projected management fees for managing AGNC and MTGE due to a decrease in the equity capital of each company as a result of share repurchases and net realized losses. During the year ended December 31, 2015, AGNC and MTGE repurchased $285 million and $53 million of common stock, respectively. During the year ended December 31, 2015, AGNC and MTGE had realized losses of $443 million and $69 million, respectively.
During the year ended December 31, 2014, we recognized $222 million of unrealized appreciation on our investment in ACAM primarily due to multiple expansion, increases in actual and forecasted growth for AGNC and MTGE and projected fees for managing ACE III, partially offset by increased costs associated with fund development activities.
During the year ended December 31, 2013, we recognized $165 million of unrealized depreciation on our investment in ACAM primarily due to a reduction in projected management fees for managing AGNC and MTGE due to a decrease in the equity capital of each company as a result of share repurchases and net realized losses. During the year ended December 31, 2013, AGNC raised $1.8 billion of equity capital. During the year ended December 31, 2013, MTGE raised $584 million of equity capital. During the year ended December 31, 2013, AGNC and MTGE repurchased $856 million and $154 million of common stock, respectively. During the year ended December 31, 2013, AGNC and MTGE had realized losses of $1.3 billion and $41 million, respectively.
Senior Floating Rate Loans
For the years ended December 31, 2015 and 2014, Senior Floating Rate Loans experienced net unrealized depreciation of $11 million and $24 million, respectively, primarily driven by price declines in the broadly-syndicated loan market.
Structured Products Investments
American Capital has investments in Structured Products (which includes investment and non-investment grade tranches of CLO, CDO and CMBS securities) with a cost basis and fair value of $597 million and $418 million, respectively, as of December 31, 2015. During the year ended December 31, 2015, we realized cash proceeds of $470 million and recognized interest income of $105 million from our Structured Products investments. During the year ended December 31, 2014, we realized cash proceeds of $192 million and recognized interest income of $65 million from our Structured Products investments. During the year ended December 31, 2015, we recorded $125 million of net unrealized depreciation on our Structured Products investments primarily due to a decline in forecasted cash flows and lower dealer marks in our CLO portfolio. During the year ended December 31, 2014, we recorded $5 million of net unrealized appreciation on our Structured Products investments primarily due to an increase in the fair value of marketable equity securities held within one of our CLO investments. During the year ended December 31, 2013, we recorded $41 million of net unrealized depreciation on our Structured Products investments primarily due to unrealized depreciation on our investments in CLO and CDO portfolios of commercial loans due to decreasing spreads on underlying collateral as investments are nearing the end of their life.

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
During the year ended December 31, 2015, we recorded $39 million of net unrealized appreciation from derivative agreements and other, primarily due to the reversal of unrealized depreciation on the redemption of Redeemable Preferred Shares. During the year ended December 31, 2015, we recorded $28 million of unrealized appreciation on the WRH, Inc. Equity Option due to the reversal of unrealized depreciation from ACE III’s exercising of the Equity Option on April 1, 2015. During the year ended December 31, 2014, we recorded $24 million of net unrealized depreciation from derivative agreements and other, primarily due to a decrease in the fair value of contingent earnout payments related to the sale of SPL Acquisition Corp. During the year ended December 31, 2014, we recorded $28 million of unrealized depreciation on the WRH, Inc. Equity Option due to an increase in the fair value of the Equity Option. During the year ended December 31, 2013, we recorded $19 million of net unrealized appreciation from derivative agreements and other, primarily due to reversals of unrealized depreciation upon realization of losses for terminated interest rate derivative agreements. The fair value of the liability for our derivative agreements as of December 31, 2015, 2014 and 2013 was $5 million, $84 million and $9 million, respectively.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio, cash and cash equivalents and the available capacity under our various revolving credit facilities.
As of December 31, 2015, we had $483 million of cash and cash equivalents and $46 million of restricted cash and cash equivalents and $550 million of available capacity under our various revolving credit facilities. During the years ended December 31, 2015, 2014 and 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments and (iii) draws under our various revolving credit facilities.
As of December 31, 2015, our required payments on debt obligations for the next twelve months consists of $4.5 million scheduled amortization on our secured term loan, $167 million for the outstanding balance on our $250 Million Revolving Credit Facility and $33 million for the outstanding balance on our $500 Million Revolving Credit Facility. On January 6, 2016, the $500 Million Revolving Credit Facility was repaid in full and terminated. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.
Operating, Investing and Financing Cash Flows
For the years ended December 31, 2015, 2014 and 2013, net cash provided by operations was $270 million, $145 million and $193 million, respectively. Our cash flow from operations for the years ended December 31, 2015, 2014 and 2013 was primarily from the collection of interest, dividends and fees on our investment portfolio, less operating expenses and the redemption of Redeemable Preferred Shares.
For the years ended December 31, 2015 and 2013, net cash provided by investing activities was $415 million and $173 million, respectively. For the year ended December 31, 2014, net cash used in investing activities was $504 million. Our cash flow from investing activities included cash proceeds from the realization of portfolio investments totaling $3.7 billion, $2.8 billion and $1.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Cash used for purchases and originations of investments totaled $3.4 billion, $3.2 billion and $1.0 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The net cash used in investing activities for the year ended December 31, 2014 and the increase in purchases and originations of investments for the years ended December 31, 2015 and 2014 was driven by expansion of our Senior Floating Rate Loan portfolio. As of December 31, 2015, we had portfolio investments totaling $5.0 billion at fair value, including $2.5 billion in debt investments, $2.1 billion in equity investments and $0.4 billion in Structured Products investments. However, a majority of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the years ended December 31, 2015 and 2013, net cash used in financing activities was $864 million and $382 million, respectively. For the year ended December 31, 2014, net cash provided by financing activities was $663 million. The primary use of cash from financing activities during the year ended December 31, 2015 was payments on our revolving credit facilities of $305 million and repurchases of our common stock of $526 million. Our cash flow from financing activities during the year ended December 31, 2014 was primarily from proceeds received on our revolving credit facilities of $777 million driven by the expansion of our Senior Floating Rate Loan portfolio, partially offset by repurchases of our common stock of $137 million. The primary use of cash from financing activities during the year ended December 31, 2013 was debt payments on our asset securitizations of $178 million and repurchases of our common stock of $561 million.
Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of December 31, 2015, our debt obligations, excluding discounts, were $1,263 million and our asset coverage was 482%. See Note 4 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our debt obligations.
The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 2016	$4.5 million
Secured Term Loans due August 2017	Outstanding Balance
Unsecured Private Notes due September 2018	Outstanding Balance
The following table sets forth the outstanding balances on our revolving credit facilities:

Outstanding Balance
Secured revolving credit facility due August 2016, $250 million commitment	$167
Secured revolving credit facility due March 2017, $272 million commitment	272
Secured revolving credit facility due October 2016, $500 million commitment(1)	33
Total	$472

(1)	On January 6, 2016, the $500 Million Revolving Credit Facility was repaid in full and terminated.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2015, our NAV was $19.88 per share per share and our closing market price was $13.79 per share.
During 2011, our Board of Directors adopted a program that may provide for share repurchases or dividend payments (the “Program”) but suspended repurchases in March 2014. During the first quarter of 2015, our Board of Directors reinstated authorization for share repurchases. Our Board of Directors modified the Program during the fourth quarter of 2015 to authorize the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We have entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. During the year ended December 31, 2015, we repurchased a total of 36.9 million shares of our common stock in the open market for $526 million at an average price of $14.25 per share. During the year ended December 31, 2014, we repurchased a total of 8.9 million shares of our common stock in the open market for $137 million at an average price of $15.38 per share. During the year ended December 31, 2013, we repurchased a total of 40.4 million shares of our common stock in the open market for $561 million at an average price of $13.90 per share. See Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the Program.

Contractual Obligations
A summary of our contractual payment obligations as of December 31, 2015 are as follows (in millions):

	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Secured revolving credit facility due August 2016	$167	$167	$—	$—	$—
Secured revolving credit facility due October 2016(1)	33	33	—	—	—
Secured revolving credit facility due March 2017	272	—	272	—	—
Secured Term Loan due August 2017	441	5	436	—	—
Unsecured Private Notes due September 2018	350	—	350	—	—
Interest payments on debt obligations(2)	101	44	57	—	—
Operating leases(3)	126	14	29	27	56
Total	$1,490	$263	$1,144	$27	$56

(1)	On January 6, 2016, the $500 Million Revolving Credit Facility was repaid in full and terminated.

(2)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2015.

(3)	Net of estimated sublease revenue.
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
As of December 31, 2015, we had commitments under loan and financing agreements to fund up to $213 million to 28 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of December 31, 2015, European Capital and its affiliates had a commitment of $62 million to fund European Capital UK SME Debt LP and $100 million to fund a European Capital debt fund. In addition, as of December 31, 2015, ACAM had a commitment of $125 million to American Capital Equity III, LP, which is to be funded by an equity investment from American Capital. See Note 14 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of ACAM’s ACE III commitment.
A summary of our loan and equity commitments as of December 31, 2015 is as follows (in millions):

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and equity commitments	$375	$17	$250	$52	$56

Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status.
American Capital Non-Performing Loans
As of December 31, 2015, American Capital loans on non-accrual status for 10 portfolio companies had a cost basis and fair value of $185 million and $103 million, respectively. As of December 31, 2015 and 2014, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	2015	2014
Current	$2,276	$3,248
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	185	201
Total loans at cost	$2,461	$3,449
Non-accruing loans at fair value	$103	$116
Total loans at fair value	$2,352	$3,311
Non-accruing loans at cost as a percent of total loans at cost	7.5%	5.8%
Non-accruing loans at fair value as a percent of total loans at fair value	4.4%	3.5%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	55.7%	57.7%
Non-accruing loans at cost decreased $16 million from December 31, 2014 to December 31, 2015 primarily due to $94 million of loan restructurings, exits and write-offs and $17 million of loans removed from non-accrual status due to improved performance, partially offset by $58 million of loans placed on non-accrual status due to weaker portfolio company performance and $33 million of fundings on prior period unfunded commitments and approximately $7 million due to PIK allowance reversals. In addition, the cost basis of existing non-accrual loans decreased by $3 million.
During 2015, we recapitalized two portfolio companies by exchanging our loans for common and preferred equity securities that had a cost basis and fair value of $61 million.
During 2014, we recapitalized one portfolio company by exchanging a loan for common equity securities that had a cost basis and fair value of $9 million. Of these recapitalizations, loans which were on non-accrual status had a cost basis and fair value of $9 million.

European Capital Non-Performing Loans
As of December 31, 2015, European Capital loans on non-accrual status for 4 portfolio companies had a cost basis and fair value of $95 million and $18 million, respectively. As of December 31, 2015 and 2014, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	2015	2014
Current	$92	$340
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	95	170
Total loans at cost	$187	$510
Non-accruing loans at fair value	$18	$32
Total loans at fair value	$107	$361
Non-accruing loans at cost as a percent of total loans at cost	50.8%	33.3%
Non-accruing loans at fair value as a percent of total loans at fair value	16.8%	8.9%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	18.9%	18.8%
Non-accruing loans at cost decreased $75 million from December 31, 2014 to December 31, 2015 primarily due to $43 million of loans removed from non-accrual status due to improved portfolio company performance, $42 million of loan restructurings and write-offs, $14 million decrease due to foreign currency translation, $2 million for reserves of accrued PIK interest, partially offset by $14 million of loans placed on non-accrual status due to weaker portfolio performance and $11 million due to PIK allowance reversals.
During 2015, we recapitalized one portfolio company by exchanging a loan for common equity securities that had a cost basis of $25 million and no fair value.

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

•
Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. As of December 31, 2015, we use Level 3 inputs for measuring the fair value of our investments as follows:

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
Partnership Interests
For an investment in a partnership, we measure the fair value of our investment based on the NAV per share of the partnership or its equivalent as a practical expedient to measure an alternative investment at fair value consistent with the measurement principles of ASC 820, as amended by Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). We make this election on an investment-by-investment basis and apply consistently to our entire position in the investment, unless it is probable at the measurement date that we will sell all or a portion of our investment at an amount other than NAV per share.
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
See Note 3 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of December 31, 2015.
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

Interest income on Structured Products is recognized using the effective interest method as required by ASC 325-40. Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and the cost basis of the investment. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised effective yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Reference Amount is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the year ended December 31, 2015, we recorded $20.5 million in credit loss write downs to current amortized cost basis on six Structured Products investments. As of December 31, 2015, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by approximately $109 million.
Income Taxes
As of December 31, 2015, we have a net deferred tax asset of $558 million associated with our total ordinary deferred tax assets. We have a valuation allowance against $153 million of our ordinary deferred tax assets. We also have $171 million in total capital deferred tax assets and $231 million in total capital deferred tax liabilities, which have a $147 million reserve through a valuation allowance and results in a capital deferred tax liability of $207 million. We have a total net deferred tax asset of $198 million. Assessing the recoverability of a deferred tax asset requires management to consider the company’s history of cumulative pretax losses in the prior three years and make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. We are also required to make estimates related to the expected tax character of recognition of the reversal of the deferred tax assets. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realized the net deferred tax asset could be impacted.
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
No stock options were granted during the year ended December 31, 2015.The following table reflects the weighted average fair value per stock option granted during the years ended December 31, 2014 and 2013, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes option pricing model.

	2014	2013
Options granted (in millions)	0.1	3.7
Weighted average fair value per option on grant date	$6.89	$5.88
Expected dividend yield	—%	—%
Expected volatility	42%	41%
Risk-free interest rate	2.1%	1.2%
Expected life (years)	6.8	6.7

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
As of December 31, 2015, approximately 21% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 59% were at variable rates with interest rate floors, primarily three-month LIBOR, 4% were at variable rates with no interest rate floors and 16% were on non-accrual status (4% of loans on non-accrual status were at variable rates). Additionally, approximately 35% of our borrowings bear interest at variable rates with a 0.75% interest rate floor, 37% of our borrowings bear interest at variable rates with no interest rate floors and 28% of our borrowings bear interest at fixed rates. The three-month LIBOR rate was 0.6% as of December 31, 2015.
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
Based on our December 31, 2015 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily three-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Earnings (Loss)
Up 400 basis points	$65	$36	$29	$29
Up 300 basis points	$47	$27	$20	$20
Up 200 basis points	$29	$18	$11	$11
Up 100 basis points	$11	$9	$2	$2
Down 100 basis points	$—	$(3)	$3	$3
Foreign Currency Risks
We have a number of investments in portfolio companies, primarily the European Capital investment portfolio, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. As of December 31, 2015, the cumulative translation adjustment, net of tax, recorded in our consolidated balance sheet was $101 million, due to the translation of European Capital’s balance sheet as of December 31, 2015.
As of December 31, 2015, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of December 31, 2015. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $25 million.

Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2015, the fair value of 90% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the consolidated financial highlights for each of the five years in the period ended December 31, 2015. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

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
Management assessed the effectiveness of American Capital, Ltd.’s internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment and those criteria, management determined that American Capital, Ltd.’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of American Capital, Ltd.’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, American Capital, Ltd.’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of American Capital, Ltd.
We have audited American Capital, Ltd.’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). American Capital, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, American Capital, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015, and the consolidated financial highlights for each of the five years in the period ended December 31, 2015 and our report dated February 16, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
McLean, Virginia
February 16, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of American Capital, Ltd.
We have audited the accompanying consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015, and the consolidated financial highlights for each of the five years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, financial highlights, and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination of securities held by custodians and brokers as of December 31, 2015, and confirmation of securities not held by the custodian by correspondence with brokers, or by other appropriate auditing procedures when replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital, Ltd. at December 31, 2015 and 2014, and the consolidated results of its operations, comprehensive income, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2015, and its consolidated financial highlights for each of the five years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital, Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP

McLean, Virginia
February 16, 2016

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2015	2014
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,368 and $3,846, respectively)	$2,097	$3,472
Affiliate investments (cost of $35 and $29, respectively)	77	26
Control investments (cost of $2,502 and $2,542, respectively)	2,824	2,782
Total investments at fair value (cost of $4,905 and $6,417, respectively)	4,998	6,280
Cash and cash equivalents	483	676
Restricted cash and cash equivalents	46	167
Interest and dividend receivable	48	46
Deferred tax asset, net	198	354
Trade date settlement receivable	373	4
Other	98	113
Total assets	$6,244	$7,640
Liabilities and Shareholders’ Equity
Debt ($204 and $5 due within one year, respectively)	$1,257	$1,703
Trade date settlement liability	2	191
Long term incentive plan liability	34	82
Other	129	192
Total liabilities	1,422	2,168
Commitments and contingencies (Note 12)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 247.3 and 271.1 issued and 242.6 and 266.9 outstanding, respectively	2	3
Capital in excess of par value	5,847	6,246
Cumulative translation adjustment, net of tax	(101)	(38)
Distributions in excess of net realized earnings	(879)	(505)
Net unrealized depreciation of investments	(47)	(234)
Total shareholders’ equity	4,822	5,472
Total liabilities and shareholders’ equity	$6,244	$7,640
Net Asset Value Per Common Share Outstanding	$19.88	$20.50

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$316	$153	$162
Affiliate investments	3	(3)	40
Control investments	288	263	221
Total interest and dividend income	607	413	423
Fee income
Non-Control/Non-Affiliate investments	15	13	11
Affiliate investments	—	3	1
Control investments	49	42	52
Total fee income	64	58	64
Total operating revenue	671	471	487
Operating Expenses
Interest	79	54	44
Salaries, benefits and stock-based compensation	137	168	156
European Capital management fees	13	5	—
General and administrative	64	61	55
Total operating expenses	293	288	255
Net Operating Income Before Income Taxes	378	183	232
Tax provision	(125)	(66)	(76)
Net Operating Income	253	117	156
Net realized gain (loss)
Non-Control/Non-Affiliate investments	(308)	39	(52)
Affiliate investments	—	(32)	11
Control investments	(388)	256	(63)
Foreign currency transactions	(18)	(17)	3
Derivative agreements and other	(4)	(41)	(14)
Tax benefit (provision)	91	(53)	60
Total net realized (loss) gain	(627)	152	(55)
Net unrealized appreciation (depreciation)
Portfolio company investments	211	149	49
Foreign currency translation	27	(74)	52
Derivative agreements and other	67	35	19
Tax (provision) benefit	(118)	55	(37)
Total net unrealized appreciation	187	165	83
Total net (loss) gain	(440)	317	28
Net (Decrease) Increase in Net Assets Resulting from Operations (“Net (Loss) Earnings”)	$(187)	$434	$184

Net Operating Income Per Common Share
Basic	$0.95	$0.44	$0.53
Diluted	$0.95	$0.42	$0.51
Net (Loss) Earnings Per Common Share
Basic	$(0.70)	$1.62	$0.63
Diluted	$(0.70)	$1.55	$0.61
Weighted Average Shares of Common Stock Outstanding
Basic	267.2	268.2	291.6
Diluted	267.2	280.7	303.9
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net (loss) earnings	$(187)	$434	$184
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $(1), $(7) and $0, respectively	(63)	(38)	—
Comprehensive (loss) income	$(250)	$396	$184

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Operations
Net operating income, net of tax	$253	$117	$156
Net realized (loss) gain, net of tax	(627)	152	(55)
Net unrealized appreciation, net of tax	187	165	83
Net (loss) earnings	(187)	434	184
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	89	38	31
Repurchase of common stock	(526)	(137)	(561)
Stock-based compensation	31	42	32
Cumulative translation adjustment, net of tax	(63)	(38)	—
Other	6	7	11
Net decrease in net assets resulting from capital share transactions	(463)	(88)	(487)
Total (decrease) increase in net assets	(650)	346	(303)
Net assets at beginning of period	5,472	5,126	5,429
Net assets at end of period	$4,822	$5,472	$5,126

Net asset value per common share outstanding	$19.88	$20.50	$18.97
Common shares outstanding at end of period	242.6	266.9	270.2

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net (loss) earnings	$(187)	$434	$184
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Net unrealized appreciation of investments before income taxes	(305)	(110)	(120)
Net realized loss (gain) on investments before income taxes	718	(205)	115
Effects on exchange rate changes on assets and liabilities denominated in foreign currencies	4	(8)	—
Accrued PIK interest and dividends on investments	(104)	(67)	(100)
Stock-based compensation	26	48	32
Increase in interest and dividend receivable	(2)	(20)	(4)
Decrease in deferred tax asset, net	160	60	52
(Increase) decrease in other assets	(16)	1	7
Increase in other liabilities	12	9	27
Payment of Long Term Incentive Plan Liability	(46)	—	—
Other	10	3	—
Net cash provided by operating activities	270	145	193
Investing Activities
Purchases and originations of investments	(3,409)	(3,206)	(1,028)
(Fundings on) repayments from portfolio company revolving credit facility investments, net	(7)	(4)	72
Principal repayments on debt investments	915	755	645
Proceeds from loan syndications and loan sales	2,357	98	14
Payment of accrued PIK notes and dividend and accreted original issue discounts	61	389	187
Proceeds from equity investments	388	1,523	362
Decrease (increase) in cash collateral on total return swaps	100	(35)	(55)
Other	10	(24)	(24)
Net cash provided by (used in) investing activities	415	(504)	173
Financing Activities
(Payments on) proceeds from revolving credit facilities	(305)	777	—
(Payments on) proceeds from secured term loan	(138)	—	24
Payments on secured borrowings	—	(5)	(174)
Proceeds from unsecured borrowings	—	—	342
Payments on notes payable from asset securitizations	—	—	(178)
Decrease (increase) in debt service escrows	13	(15)	124
Proceeds from issuance of common stock upon exercise of stock options	89	38	31
Repurchase of common stock	(526)	(137)	(561)
Other	3	5	10
Net cash (used in) provided by financing activities	(864)	663	(382)
Effect of currency rate changes on cash and cash equivalents	(14)	—	—
Net (decrease) increase in cash and cash equivalents	(179)	304	(16)
Cash and cash equivalents at beginning of period	676	315	331
Increase in cash due to consolidation of European Capital	—	57	—
Cash and cash equivalents at end of period	$483	$676	$315

Supplemental Disclosures
Cash paid for interest	$68	$47	$33
Cash paid (received) from taxes	$1	$(9)	$3
Non-cash Investing Activities
Equity investment received related to the management agreement of American Capital Equity III, LP	$—	$22	$—
Equity investment received from the contribution of Structured Products investments	$—	$—	$25

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data
Net asset value at beginning of the period	$20.50	$18.97	$17.84	$13.87	$10.71
Loss on extinguishment of debt, net of tax(1)	—	—	—	(0.01)	—
Net operating income(1)	0.95	0.44	0.53	1.24	1.30
Net realized (loss) gain, net of tax(1)	(2.35)	0.57	(0.18)	(0.84)	(0.90)
Net unrealized appreciation, net of tax(1)	0.70	0.61	0.28	3.16	2.43
Net (loss) earnings(1)	(0.70)	1.62	0.63	3.55	2.83
Issuance of common stock from stock compensation plans	(0.56)	(0.23)	(0.20)	(0.24)	(0.05)
Repurchase of common stock	0.75	0.16	0.66	0.77	0.32
Cumulative translation adjustment, net of tax	(0.26)	(0.14)	—	—	—
Other, net(2)	0.15	0.12	0.04	(0.11)	0.06
Net asset value at end of period	$19.88	$20.50	$18.97	$17.84	$13.87
Ratio/Supplemental Data
Per share market value at end of period	$13.79	$14.61	$15.64	$12.02	$6.73
Total investment (loss) return(3)	(5.61%)	(6.59%)	30.12%	78.61%	(10.98%)
Shares of common stock outstanding at end of period	242.6	266.9	270.2	304.4	329.1
Net assets at end of period	$4,822	$5,472	$5,126	$5,429	$4,563
Average net assets(4)	$5,297	$5,284	$5,444	$5,152	$4,181
Average debt outstanding(5)	$2,157	$1,091	$694	$960	$1,662
Average debt outstanding per common share(1)	$8.07	$4.07	$2.38	$3.00	$4.83
Portfolio turnover rate	52.90%	50.55%	21.23%	9.47%	5.39%
Ratio of operating expenses to average net assets	5.53%	5.45%	4.68%	5.10%	6.89%
Ratio of operating expenses, net of interest expense, to average net assets	4.04%	4.43%	3.88%	3.96%	4.74%
Ratio of interest expense to average net assets	1.49%	1.02%	0.81%	1.15%	2.15%
Ratio of net operating income to average net assets	4.78%	2.21%	2.87%	7.71%	10.72%

(1)	Weighted average basic per share data.

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

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding discounts, during the period.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$6.1	$6.1	$6.1
AmWINS Group, LLC	Insurance	Second Lien Senior Debt	9.5%	N/A	9/20		46.0	45.0	45.7
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		44.0	42.0	44.8
		Common Stock(4)				1,224,089		2.2	12.9
								44.2	57.7
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		31.9	31.9	31.9
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						9.0	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,566,655		0.7	—
								3.2	3.0
Buena Vida CRP 17, LP	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	10/18		3.8	3.8	3.8
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	14.6
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		36.0	35.7	35.5
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.9
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt(6)	7.3%	N/A	9/21		29.9	29.6	29.6
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	23.7
Crossroads Equity Holdings LLC	Real Estate	First Lien Senior Debt(6)	5.7%	N/A	6/18		3.2	3.2	3.2
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.8
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(6)	N/A	13.5%	7/21		1.4	1.4	0.9
Denver II Hospitality, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	7/18		12.0	12.0	12.0
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	13.0%	N/A	2/19		15.0	15.0	15.0
		Common Stock Warrants(4)				863,887		0.8	0.8
								15.8	15.8
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	1/18		8.6	8.6	8.6
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)				3,047,200		—	2.8
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.7
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt(6)	9.5%	N/A	6/17-8/21		26.0	26.0	26.0
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt(6)	5.4%	N/A	7/19		40.4	40.4	39.6
HHG Stone Oak Hotel, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		10.4	10.4	10.4
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	9.4
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt(6)	6.8%	N/A	12/18		49.9	49.9	49.9
		Second Lien Senior Debt(6)	10.2%	N/A	12/19		10.0	9.9	9.9
								59.8	59.8
Infogix Parent Corporation	IT Services	First Lien Senior Debt(6)	7.8%	N/A	12/21		155.0	151.6	151.6
		Redeemable Preferred Stock(6)				2,475		2.5	2.5
								154.1	154.1
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	18.9
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.5	1.5	1.5
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	38.7
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	22.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	7.0%	N/A	10/20-10/22		71.3	71.3	71.3
		Common Stock(4)(6)				30,000		3.0	3.0
								74.3	74.3
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.3
Lenox Park C-F Owner, LLC	Real Estate	First Lien Senior Debt(6)	5.0%	N/A	4/18		17.0	17.0	17.0
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	42.9
		Common Stock(4)(6)				5,000		5.0	4.1
								51.0	47.0
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		17.0	16.9	16.3
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	12/17		7.0	7.0	7.0
Novetta Solutions, LLC	IT Services	First Lien Senior Debt(6)	6.0%	N/A	10/22		13.0	12.9	12.7
		Second Lien Senior Debt(6)	9.5%	N/A	10/23		31.0	30.7	30.8
								43.6	43.5
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.6	19.5	19.5
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		34.0	33.7	33.9
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt(6)	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Consumer Finance	First Lien Senior Debt(6)	5.2%	N/A	9/18		16.9	16.9	16.9
Photonis Technologies SAS(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		29.8	29.5	28.6
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.2	4.8
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	24.8
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		20.6	20.7	20.7
Severin Acquisition, LLC	Software	Second Lien Senior Debt(6)	9.4%	N/A	7/22		25.5	25.1	25.1
Sparta Systems, Inc.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		24.7	24.5	24.8
		Convertible Preferred Stock(6)				743		0.8	0.8
		Common Stock(4)				308,224		—	0.4
								25.3	26.0
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	41.0	41.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	3.3
								43.5	45.2
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		35.0	34.9	34.4
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.1
		Common Stock(4)(6)				5,521,203		5.5	3.8
								5.6	3.9
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		8.9	8.8	5.0
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	17.9
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.0%	6.2%	8/18		102.8	102.5	98.5

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt	N/A	13.5%	7/21		7.4	7.4	5.4
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		17.3	14.0
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.3%	11/19		21.7	11.3	—
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt	0.8%	N/A	10/17-12/17		2.3	2.1	2.0
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		35.5	24.8	—
		Mezzanine Debt(5)	—%	8.3%	9/17		76.1	38.9	—
								63.7	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
SENIOR FLOATING RATE LOANS
Advantage Sales & Marketing Inc.	Professional Services	Second Lien Senior Debt(6)	7.5%	N/A	7/22		0.8	0.7	0.7
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		2.0	1.9	1.9
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		5.0	5.0	4.2
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	5.3%	N/A	12/21		0.5	0.5	0.5
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	11/20		1.9	1.9	1.8
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		5.0	5.0	4.3
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		6.3	6.4	6.1
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	5/21		3.0	3.0	2.8
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.2	9.2	8.7
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		9.3	9.3	7.7
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		12.6	12.6	12.3
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	1.9
Wesco Aircraft Hardware Corp.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.3%	N/A	2/21		4.7	4.7	4.5

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	3.8
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		8.8	3.6	0.8
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		45.4	15.9	9.3
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		5.9	2.2	1.8
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	8/17		4.9	—	1.8
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.5	10.5	7.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17		5.2	5.2	5.1

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	10.8	12.6
								19.2	20.9
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	33.3	21.2
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	11.8	9.7
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.0	5.2
Babson CLO Ltd. 2006-II(7)		Income Notes(4)(6)			10/20		15.0	2.9	—
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	3.9	2.9
Babson CLO Ltd. 2014-I(7)		Subordinated Notes(6)			7/25		8.5	6.4	4.0
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	20.7	10.7
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.6	17.8	6.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		5.0	3.5	3.1
Carlyle Global Market Strategies CLO 2015-3, Ltd.(7)		Subordinated Notes(6)			7/28		28.2	25.4	22.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	12.7	29.0
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	38.1	19.6
Cent CLO 24 Limited(7)		Subordinated Notes(6)			10/26		28.0	25.9	22.7
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.1	0.4
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(7)		Subordinated Notes(6)			8/28		9.5	8.2	7.0
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.3	5.6
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.7
		Subordinated Securities(6)			9/19	15,000		7.3	1.1
								8.8	2.8
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	31.7	22.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.0	0.5
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	20.3	18.0
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		24.0	25.9	19.9
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.6	1.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	8.6	7.1
Madison Park Funding XIII, Ltd.(7)		Subordinated Notes(6)			1/25		30.9	25.5	19.8
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	7.8	0.1
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.4	2.4
Och Ziff Loan Management XIII, Ltd.(7)		Subordinated Notes(6)			7/27		15.0	14.2	12.3
Octagon Investment Partners XVIII, Ltd.(7)		Subordinated Notes(6)			12/24		16.4	12.9	9.4
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	18.8	14.7
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(6)			10/28		33.5	29.7	27.9
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	16.7	11.6
THL Credit Wind River 2014-2 CLO Ltd.(7)		Income Notes			7/26		15.0	10.1	7.4
Vitesse CLO, Ltd.(7)		Preferred Securities(4)(6)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	23.2	17.0
Subtotal Non-Control / Non-Affiliate Investments (42% of total investments at fair value)								$2,367.6	$2,096.7

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				2,000,000		$5.2	$13.7
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.2%	N/A	12/17		$4.0	3.8	3.4
		Convertible Preferred Stock(4)(6)				28,317,268		9.0	21.0
		Redeemable Preferred Stock(4)(6)				25,751,312		7.3	24.0
								20.1	48.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				7,227		—	6.5
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				6.0%		0.7	1.7

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	2.9%	N/A	6/16-6/18		2.3	2.0	2.0
		Mezzanine Debt(5)	N/A	3.2%	12/18		8.0	6.9	4.9
								8.9	6.9
Subtotal Affiliate Investments (2% of total investments at fair value)								$34.9	$77.2

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$6.5	$3.9	$4.5
		Common Stock(6)				100%		6.2	24.5
								10.1	29.0
ACEI Singapore Holdings Private LTD(7)	Electric Utilities	Common Stock(4)(6)				7,055,706		7.1	7.1
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		35.0	35.0	35.0
		Common Membership Interest(6)				100%		499.1	1,030.0
								534.1	1,065.0
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	N/A	11.0%	3/21		47.7	47.7	47.7
		Redeemable Preferred Stock(4)(6)				7,121		83.5	20.2
		Common Stock(4)(6)				289,215		18.2	—
		Common Stock Warrants(4)(6)				233,603		9.8	—
								159.2	67.9
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(5)(6)	N/A	14.0%	12/18		22.7	19.5	—
		Membership Units(4)(6)				106,911		30.3	—
								49.8	—
BMR Energy LLC(7)	Independent Power & Renewable Electricity Producers	Preferred Units(6)				32,481		34.5	34.5
		Common Units(4)(6)				85		—	17.5
								34.5	52.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
CML Pharmaceuticals, LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		97.9	97.1	97.9
		Mezzanine Debt(6)	7.2%	6.0%	10/20		141.0	139.9	141.0
		Redeemable Preferred Stock(4)(6)				84,936		61.0	10.0
								298.0	248.9
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		8.9	8.9	8.9
		Mezzanine Debt(5)(6)	13.0%	3.5%	7/16		18.7	12.6	11.1
		Redeemable Preferred Stock(4)(6)				1,550		1.6	—
		Common Stock(4)(6)				1,000		14.9	—
								38.0	20.0
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)				11,728		34.6	39.7
		Redeemable Preferred Stock(4)(6)				30,162		12.4	—
		Common Stock(4)(6)				16,087		1.1	—
		Common Stock Warrants(4)(6)				1,026,321		5.5	—
								53.6	39.7
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		41.9	41.6	43.7
		Common Membership Units(4)(6)				100,000		60.6	37.2
								102.2	80.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.7%	2/16		38.8	38.8	31.1
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	1/16		0.4	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		5.6	5.6	5.6
		Convertible Preferred Stock(4)(6)				4,000		4.0	5.1
		Common Stock(4)(6)				100%		12.5	—
								22.1	10.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.6	15.6	15.6
		Common Stock(4)(6)				51,853		9.3	11.7
								24.9	27.3
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	6/16		96.0	61.2	23.3
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	6.6%	3/16		34.9	34.9	34.9
		Membership Units(4)				2		24.0	23.1
								58.9	58.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				34,000,000		34.0	33.2
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.9	18.8
		Common Stock(4)(6)				1,000		—	0.4
		Common Stock Warrants(4)(6)				675		—	0.3
								10.9	19.5
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.4
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.2	24.2	24.2
		Redeemable Preferred Stock(6)				2,485		2.7	2.8
		Convertible Preferred Stock(6)				88,084		50.1	63.2
		Common Stock(4)(6)				110,720		—	5.7
								77.0	95.9
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	11/16		19.1	16.2	14.0
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/16		7.7	3.1	—
		Common Stock(4)(6)				860,189		0.1	—
								19.4	14.0
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.8%	11.2%	12/17		75.4	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	1/18		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	1/18		11.6	11.6	11.6
		Mezzanine Debt(5)(6)	N/A	19.0%	1/18		30.3	20.2	20.5
		Common Stock(4)(6)				631,049		4.2	—
								37.4	33.5
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	12/18		16.9	15.4	16.6
		Common Stock(4)(6)				458,596		23.6	13.9
		Common Stock Warrants(4)(6)				56,372		2.9	1.7
								41.9	32.2
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(5)(6)	N/A	12.0%	4/16		20.3	12.3	3.9
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.0%	N/A	6/22		16.6	16.6	16.6
		Convertible Preferred Stock(6)				66,424,135		8.7	11.2
		Common Stock				167,387		0.1	—
								25.4	27.8
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	158.5
		Common Stock(4)(6)				150		0.2	1.6
								15.0	160.1
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		21.7	21.7	21.7
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.6%	7.5%	12/19		72.3	72.2	72.3
		Common Stock(4)				810		9.0	15.3
								115.6	122.0
Taiba Wind Energy, LLC(7)	Independent Power & Renewable Electricity Producers	Membership Units(4)(6)				100%		1.3	1.3
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	1/16		11.2	3.1	0.9
		Redeemable Preferred Membership Units(4)(6)				6,512,000		3.0	—
		Common Membership Units(4)(6)				47,000		1.9	—
								8.0	0.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)				1,206,598		115.3	84.5
		Common Stock(4)(6)				301,650		16.0	—
								131.3	84.5

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.3	40.0	41.8
		Common Stock(4)				2,697,010		95.5	123.7
								135.5	165.5
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,179,330	23.5	74.2	47.3
		Common Stock(4)				757,743		1.1	—
								75.3	47.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		80.5	84.9
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		12.5	12.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		3.8	3.1	3.8
		Mezzanine Debt	N/A	4.0%	12/21		73.5	62.0	64.1
		Convertible Preferred Stock(4)				15,500,000		9.4	—
		Redeemable Preferred Stock(4)					5.3	7.3	—
								81.8	67.9
HCV1 S.A.S(7)	Machinery	First Lien Senior Debt	6.0%	7.7%	2/20		3.4	3.4	3.4
		Common Stock(4)				14,569,412		25.2	—
								28.6	3.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.4	4.4	—
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	1.3%	12/17-9/18		7.5	7.5	7.5
		Mezzanine Debt(5)	5.0%	5.0%	9/21		16.9	13.4	13.4
								20.9	20.9

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		1.9	0.5
Subtotal Control Investments (56% of total investments at fair value)								$2,502.4	$2,823.7
Total Investment Assets								$4,904.9	$4,997.6

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(2.3)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(2.1)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(0.4)
Total Derivative Agreements						$—	$(4.8)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund	$22.0	$22.0
BlackRock Liquidity Funds TempFund Institutional Shares(6)	15.0	15.0
BofA Funds Series Trust - BofA Money Market Reserves(6)	15.0	15.0
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL(6)	15.0	15.0
Heritage Money Market Fund(6)	15.0	15.0
Deutsche Global Liquidity Managed Sterling Fund	5.6	5.6
Total Money Market Funds	$87.6	$87.6

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.As of December 31, 2015, non-qualifying assets were approximately $1.2 billion, or 25% of net assets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$5.6	$5.6	$5.6
Aderant North America, Inc.	Software	Second Lien Senior Debt(6)	10.0%	N/A	6/19		16.0	15.8	16.2
American Acquisition, LLC(7)	Capital Markets	First Lien Senior Debt(6)	19.3%	N/A	3/15		2.7	2.7	2.7
AmWINS Group, LLC	Insurance	Second Lien Senior Debt	9.5%	N/A	9/20		46.0	44.8	45.1
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		45.3	42.9	42.8
		Common Stock(4)				1,224,089		2.5	4.7
								45.4	47.5
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		27.6	27.6	27.6
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						8.8	8.6
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				1,171		1.2	1.8
		Common Units(4)				3,830,068		0.7	—
								1.9	1.8
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	15.1
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.8
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		75.0	75.0	75.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.6	24.7
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.5
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.5%	3.3%	12/16		15.3	15.2	13.9
		Mezzanine Debt(5)(6)	N/A	11.0%	12/22		2.1	1.8	0.4
								17.0	14.3
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	7.7%	N/A	1/19		6.9	6.9	6.9
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.8
FXI Holdings, Inc.	Household Durables	Common Stock(4)				2,708		—	0.6
		Common Stock Warrants(4)(6)				7,067		—	0.2
								—	0.8
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	19.6
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%			2.4	2.4	2.4
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		27.0	26.8	26.6
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	24.5
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.8
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	45.6
		Common Stock(4)(6)				5,000		5.0	7.3
								51.0	52.9
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		7.0	6.9	7.0
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	12/17		6.1	6.1	6.1
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.4%	N/A	12/17		4.3	4.0	3.6
		Redeemable Preferred Stock(4)(6)				5,234,743		0.5	1.2
								4.5	4.8
Parts Holding Coörperatief U.A(7)	Distributors	Membership Entitlements(4)				173,060		6.4	1.7
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		6.9	6.9
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	25.0
Roark - Money Mailer, LLC	Media	Common Membership Units				3.5%		—	0.8
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		22.8	22.9	22.6
Sparta Systems, Inc.	IT Services	First Lien Senior Debt(6)	6.3%	1.5%	7/20		24.9	24.7	24.7
		Convertible Preferred Stock(6)				743		0.8	0.8
								25.5	25.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		28.0	27.8	27.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	40.9	40.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	2.5
								43.4	43.4
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		27.0	26.9	26.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				26,977		0.1	0.1
		Common Stock(4)(6)				3,218,667		3.8	2.3
								3.9	2.4
W3 Co.	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		17.0	16.8	16.4
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		40.0	39.8	38.2
WRH, Inc.(8)	Life Sciences Tools & Services	Mezzanine Debt(6)	9.3%	5.9%	8/18		95.8	95.6	92.5
		Convertible Preferred Stock(4)(6)				2,008,575		200.9	96.9
		Common Stock(4)(6)				502,144		49.8	—
								346.3	189.4

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	First Lien Senior Debt	6.5%	2.0%	12/16		89.4	89.4	84.2
		Mezzanine Debt(5)	N/A	11.0%	12/22		12.2	10.5	2.4
								99.9	86.6
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)				1,574,600		—	2.8
Financière Poult S.A.S.(7)	Food Products	Mezzanine Debt	5.0%	5.3%	6/22		16.2	16.2	15.9
Financière Riskeco S.A.S.(7)	Diversified Consumer Services	First Lien Senior Debt	6.5%	2.0%	7/21		14.1	14.1	13.7
The Flexitallic Group S.A.S.(7)	Energy Equipment & Services	First Lien Senior Debt	4.5%	4.5%	7/20		26.6	26.6	26.3
Groupe INSEEC(7)	Education Services	First Lien Senior Debt	6.0%	3.0%	12/20		47.1	47.1	45.8
HCV1 S.A.S(7)	Machinery	Mezzanine Debt(5)	4.5%	5.0%	2/17		49.1	28.1	—
Hilding Anders AB(7)	Household Durables	Mezzanine Debt(5)	N/A	12.0%	12/19		36.2	17.7	—
Legendre Holding 31 S.A.(7)	Leisure Products	First Lien Senior Debt	5.7%	N/A	1/21		68.4	68.4	65.0
		Common Stock(4)				51,975,983		6.3	6.3
								74.7	71.3
Modacin France S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(5)	4.0%	4.5%	5/17		23.2	12.6	—
Parts Holding Coörperatief U.A.(7)	Auto Components	Common Stock(4)				568,624		—	5.4
Skrubbe Vermogensverwaltungsgesellschaft mbH(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt	4.5%	3.0%	7/20		12.3	12.3	12.1
Unipex Neptune International SAS(7)	Chemicals	Mezzanine Debt	7.0%	5.0%	9/20		5.3	5.3	5.3
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		38.0	27.6	—
		Mezzanine Debt(5)	—%	8.0%	9/17		69.9	38.8	—
								66.4	—

SENIOR FLOATING RATE LOANS
1011778 B.C. Unlimited Liability Company(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	12/21		17.0	16.8	17.0
24 Hour Fitness Worldwide, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	5/21		8.3	8.4	8.0
Accellent Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.5%	N/A	3/21		7.4	7.4	7.3
Acosta, Inc.	Media	First Lien Senior Debt(6)	5.0%	N/A	9/21		16.0	15.9	16.0
Advantage Sales & Marketing Inc.	Professional Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		16.0	16.0	15.8
		Second Lien Senior Debt(6)	7.5%	N/A	7/22		1.0	1.0	1.0
								17.0	16.8
Aecom Technology Corp(7)	Construction & Engineering	First Lien Senior Debt(6)	3.8%	N/A	10/21		4.2	4.2	4.2
Affinia Group Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	4/20		7.6	7.6	7.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Akorn, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	5.0
Albertson's LLC	Food & Staples Retailing	First Lien Senior Debt(6)	4.6%	N/A	3/19-8/21		2.0	2.0	2.0
AlixPartners, LLP	Diversified Financial Services	First Lien Senior Debt(6)	4.0%	N/A	7/20		12.0	12.0	11.9
Alliance Laundry Systems LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/18		4.5	4.5	4.4
American Airlines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	6/19		9.9	9.9	9.9
American Renal Holdings Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	8/19		7.7	7.7	7.7
American Tire Distributors, Inc.	Distributors	First Lien Senior Debt(6)	5.8%	N/A	6/18		5.0	5.0	5.0
AmSurg Corp.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	7/21		10.0	10.0	9.9
AmWINS Group, LLC	Insurance	First Lien Senior Debt(6)	5.3%	N/A	9/19		8.8	8.8	8.8
Anchor Glass Container Corporation	Containers & Packaging	First Lien Senior Debt(6)	4.3%	N/A	6/21		7.5	7.5	7.4
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		3.0	3.0	2.9
Aramark Corporation(7)	Commercial Services & Supplies	First Lien Senior Debt(6)	3.3%	N/A	2/21		14.8	14.6	14.6
Ardent Medical Services, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	6.8%	N/A	7/18		0.3	0.3	0.3
ARG IH Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	11/20		5.5	5.5	5.5
Aristocrat Leisure Limited(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	10/21		5.0	4.9	4.9
Ascend Learning, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	5.0%	N/A	7/19		2.4	2.4	2.4
Ascensus, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/19		6.0	6.1	6.0
Asurion, LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	5/19		7.4	7.4	7.3
Atlantic Power Limited Partnership(7)	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.8%	N/A	2/21		4.5	4.5	4.5
AZ Chem US Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	6/21		9.6	9.7	9.4
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		9.8	9.8	9.6
Berlin Packaging L.L.C.	Containers & Packaging	First Lien Senior Debt(6)	4.5%	N/A	10/21		6.5	6.4	6.5
Biomet, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	3.7%	N/A	7/17		4.0	4.0	4.0
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	First Lien Senior Debt(6)	4.5%	N/A	9/19		4.9	4.9	4.9
Blackboard Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	10/18		5.0	5.0	4.9
Boulder Brands, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.5%	N/A	7/20		7.1	7.1	7.1
Boyd Gaming Corporation(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	8/20		6.4	6.4	6.3
The Brickman Group Ltd. LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	4.0%	N/A	12/20		5.0	5.0	4.8
Burlington Coat Factory Warehouse Corporation(7)	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	8/21		4.0	4.0	3.9
BWAY Intermediate Company, Inc.	Containers & Packaging	First Lien Senior Debt(6)	5.6%	N/A	8/20		4.0	3.9	4.0
Camp International Holding Company	Transportation Infrastructure	First Lien Senior Debt(6)	4.8%	N/A	5/19		7.7	7.7	7.7
Capital Automotive L.P.	Real Estate	First Lien Senior Debt(6)	4.0%	N/A	4/19		12.3	12.3	12.1
Capital Safety North America Holdings Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	3.8%	N/A	3/21		9.4	9.2	9.2
Capsugel Holdings US, Inc.	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	8/18		11.5	11.5	11.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Carecore National, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	3/21		5.0	5.0	4.9
Carros Finance Luxembourg S.A.R.L.(7)	Machinery	First Lien Senior Debt(6)	4.5%	N/A	9/21		9.0	9.0	8.9
Catalent Pharma Solutions, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	5/21		12.4	12.5	12.4
CCM Merger Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.5%	N/A	8/21		4.9	4.9	4.8
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	2/21		12.4	12.3	12.1
Cequel Communications, LLC	Media	First Lien Senior Debt(6)	3.5%	N/A	2/19		15.1	14.9	15.0
Charter Communications Operating, LLC(7)	Media	First Lien Senior Debt(6)	4.3%	N/A	9/21		1.3	1.2	1.3
Checkout Holding Corp.	Media	First Lien Senior Debt(6)	4.5%	N/A	4/21		5.0	5.0	4.8
CityCenter Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	10/20		12.5	12.4	12.4
Connolly, LLC	Professional Services	First Lien Senior Debt(6)	5.0%	N/A	5/21		8.8	8.8	8.8
		Second Lien Senior Debt(6)	8.0%	N/A	5/22		1.0	1.0	1.0
								9.8	9.8
Consolidated Communications, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	12/20		5.0	5.0	4.9
CPG International Inc.	Building Products	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.4	7.5	7.4
CPI Buyer, LLC	Trading Companies & Distributors	First Lien Senior Debt(6)	5.5%	N/A	8/21		2.0	2.0	2.0
CPI International Inc.	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	4.3%	N/A	11/17		10.4	10.4	10.3
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	6.0%	N/A	12/21		3.0	3.0	3.0
DAE Aviation Holdings, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.0%	N/A	11/18		3.6	3.6	3.6
Dave & Buster's, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	7/20		6.1	6.1	6.1
Del Monte Foods, Inc.(7)	Food Products	First Lien Senior Debt(6)	4.3%	N/A	2/21		5.0	5.0	4.6
Dell International LLC	Technology Hardware, Storage & Peripherals	First Lien Senior Debt(6)	4.5%	N/A	4/20		9.5	9.4	9.5
Deltek, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/18		5.0	4.9	4.9
Dialysis Newco, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.5%	N/A	4/21		11.9	12.0	11.9
Dole Food Company, Inc.	Food Products	First Lien Senior Debt(6)	4.5%	N/A	11/18		10.2	10.3	10.1
DPX Holdings B.V. (7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		7.0	6.9	6.8
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.5%	N/A	11/20		5.0	5.0	4.9
DTZ U.S. Borrower, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	11/21		2.0	2.0	2.0
Duff & Phelps Corporation	Capital Markets	First Lien Senior Debt(6)	4.5%	N/A	4/20		10.4	10.5	10.3
Dunkin' Brands, Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.3%	N/A	2/21		7.5	7.4	7.3
DynCorp International Inc.	Aerospace & Defense	First Lien Senior Debt(6)	6.3%	N/A	7/16		1.0	1.0	1.0
Eco Services Operations LLC	Chemicals	First Lien Senior Debt(6)	4.8%	N/A	12/21		2.0	2.0	2.0
EFS Cogen Holdings I, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	3.8%	N/A	12/20		11.3	11.3	11.2
Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Debt(6)	5.8%	N/A	5/21		3.0	3.0	3.0
Emdeon Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	11/18		10.0	9.9	9.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Emerald Expositions Holding, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	6/20		4.8	4.8	4.7
Entravision Communications Corporation(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	5/20		1.9	1.9	1.8
EquiPower Resources Holdings, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	12/18-12/19		4.9	4.9	4.8
Evergreen Acqco 1 LP	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	7/19		12.4	12.5	12.0
EWT Holdings III Corp.	Machinery	First Lien Senior Debt(6)	4.8%	N/A	1/21		5.0	5.0	4.9
Fairmount Minerals, Ltd.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	9/19		5.0	5.0	4.5
FCA US LLC(7)	Automobiles	First Lien Senior Debt(6)	3.3%	N/A	12/18		9.9	9.9	9.9
Ferro Corporation(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	7/21		6.0	6.0	5.9
Filtration Group Corporation	Industrial Conglomerates	First Lien Senior Debt(6)	4.5%	N/A	11/20		10.0	10.0	9.9
First Data Corporation	IT Services	First Lien Senior Debt(6)	4.0%	N/A	3/18-3/21		17.4	17.4	17.2
Fitness International, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	5.5%	N/A	7/20		3.6	3.6	3.5
Flexera Software LLC	Software	First Lien Senior Debt(6)	4.5%	N/A	4/20		5.4	5.4	5.3
Fly Funding II S.à r.l.(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	4.5%	N/A	8/19		4.6	4.6	4.5
Flying Fortress Inc.(7)	Capital Markets	First Lien Senior Debt(6)	3.5%	N/A	6/17		5.3	5.3	5.3
FMG Resources (August 2006) Pty LTD(7)	Metals & Mining	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	4.5
FullBeauty Brands, Inc.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.5%	N/A	3/21		11.5	11.5	11.4
Gates Global LLC	Machinery	First Lien Senior Debt(6)	4.3%	N/A	7/21		18.1	18.0	17.7
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Senior Debt(6)	5.0%	N/A	5/20		4.3	4.3	4.2
The Goodyear Tire & Rubber Company(7)	Auto Components	Second Lien Senior Debt(6)	4.8%	N/A	4/19		7.5	7.5	7.5
Great Wolf Resorts, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	5.8%	N/A	8/20		7.9	8.0	7.9
Greeneden U.S. Holdings II, LLC	Software	First Lien Senior Debt(6)	4.0%	N/A	2/20		5.0	4.9	4.9
Grosvenor Capital Management Holdings, LLLP	Capital Markets	First Lien Senior Debt(6)	3.8%	N/A	1/21		13.6	13.5	13.3
Guggenheim Partners Investment Management Holdings, LLC	Capital Markets	First Lien Senior Debt(6)	4.3%	N/A	7/20		9.0	8.9	8.9
H. J. Heinz Company	Food Products	First Lien Senior Debt(6)	3.5%	N/A	6/20		25.9	25.9	25.8
Hampton Rubber Company	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/21		4.0	4.0	3.8
Harbor Freight Tools USA, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.8%	N/A	7/19		10.6	10.6	10.6
Hearthside Group Holdings, LLC	Food Products	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.4	10.5	10.4
Hemisphere Media Holdings, LLC(7)	Media	First Lien Senior Debt(6)	5.0%	N/A	7/20		0.9	0.9	0.9
HFOTCO LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	8/21		1.0	1.0	1.0
The Hillman Group, Inc.	Machinery	First Lien Senior Debt(6)	4.5%	N/A	6/21		9.0	9.0	8.9
Hub International Limited	Insurance	First Lien Senior Debt(6)	4.3%	N/A	10/20		8.5	8.4	8.2
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		7.5	7.5	7.2
Hyland Software, Inc.	Software	First Lien Senior Debt(6)	4.8%	N/A	2/21		4.0	4.0	4.0
Ikaria, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	2/21		8.2	8.3	8.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		7.9	8.0	7.8
IMS Health Incorporated(7)	Health Care Technology	First Lien Senior Debt(6)	3.5%	N/A	3/21		5.4	5.3	5.3
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	4/21		4.1	4.2	4.1
Infinity Acquisition LLC	Software	First Lien Senior Debt(6)	4.3%	N/A	8/21		5.0	5.0	4.9
Information Resources, Inc.	Professional Services	First Lien Senior Debt(6)	4.8%	N/A	9/20		7.4	7.5	7.4
Inmar, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.9	4.9	4.8
Intelsat Jackson Holdings S.A.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	3.8%	N/A	6/19		5.0	5.0	4.9
Interactive Data Corporation	Media	First Lien Senior Debt(6)	4.8%	N/A	4/21		8.5	8.5	8.4
Ion Media Networks, Inc.	Media	First Lien Senior Debt(6)	4.8%	N/A	12/20		5.0	5.0	4.9
J. Crew Group, Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	3/21		7.5	7.4	7.1
J.C. Penney Corporation, Inc.(7)	Multiline Retail	First Lien Senior Debt(6)	5.0%	N/A	6/19		2.0	2.0	1.9
Jaguar Holding Company I	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.0%	N/A	12/18		28.2	28.3	28.0
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	4.5%	N/A	6/21		5.0	5.0	4.9
The Kenan Advantage Group, Inc.	Road & Rail	First Lien Senior Debt(6)	3.8%	N/A	6/16		4.9	5.0	4.9
Key Safety Systems, Inc.	Auto Components	First Lien Senior Debt(6)	4.8%	N/A	8/21		5.2	5.2	5.2
Kindred Healthcare, Inc.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	4/21		7.4	7.3	7.2
La Frontera Generation, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.5%	N/A	9/20		8.7	8.7	8.6
La Quinta Intermediate Holdings L.L.C.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.0%	N/A	4/21		6.8	6.8	6.7
Landmark Aviation FBO Canada, Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		0.3	0.3	0.3
Landslide Holdings, Inc.	Software	First Lien Senior Debt(6)	5.0%	N/A	2/20		7.4	7.4	7.2
Learning Care Group (US) No. 2 Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	5.5%	N/A	5/21		3.7	3.7	3.7
Leonardo Acquisition Corp.	Internet & Catalog Retail	First Lien Senior Debt(6)	4.3%	N/A	1/21		10.4	10.4	10.2
Level 3 Financing, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.5%	N/A	1/22		4.0	4.0	4.0
Libbey Glass Inc.(7)	Household Durables	First Lien Senior Debt(6)	3.8%	N/A	4/21		4.5	4.5	4.4
Liberty Cablevision of Puerto Rico LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	1/22		5.0	5.0	4.9
LM U.S. Member LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	10/19		7.7	7.6	7.6
MCC Iowa LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	1/20-6/21		14.3	14.3	14.0
McJunkin Red Man Corporation(7)	Trading Companies & Distributors	First Lien Senior Debt(6)	5.0%	N/A	11/19		5.0	5.0	4.6
Mediacom Illinois, LLC	Media	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.5	7.4	7.3
The Men’s Wearhouse, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	4.5%	N/A	6/21		10.0	10.0	10.0
Michaels Stores, Inc.(7)	Specialty Retail	First Lien Senior Debt(6)	3.8%	N/A	1/20		19.7	19.7	19.3
Midas Intermediate Holdco II, LLC	Diversified Consumer Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		2.0	2.0	2.0
Millennium Health, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	4/21		7.3	7.4	7.3
Minerals Technologies Inc.(7)	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	5/21		2.8	2.8	2.8
Mirror Bidco Corp.(7)	Machinery	First Lien Senior Debt(6)	4.3%	N/A	12/19		7.8	7.9	7.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.4	9.5	9.3
Mitel US Holdings, Inc.(7)	Communications Equipment	First Lien Senior Debt(6)	5.3%	N/A	1/20		2.3	2.3	2.3
Moneygram International, Inc.(7)	IT Services	First Lien Senior Debt(6)	4.3%	N/A	3/20		5.0	4.9	4.6
MPG Holdco I Inc.	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	10/21		7.8	7.8	7.9
MPH Acquisition Holdings LLC	Health Care Providers & Services	First Lien Senior Debt(6)	3.8%	N/A	3/21		16.5	16.4	16.1
Murray Energy Corporation	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	12/19		4.5	4.5	4.3
National Financial Partners Corp.	Insurance	First Lien Senior Debt(6)	4.5%	N/A	7/20		6.5	6.5	6.4
National Surgical Hospitals, Inc	Health Care Providers & Services	First Lien Senior Debt(6)	5.3%	N/A	8/19		5.5	5.5	5.4
The Neiman Marcus Group Inc.	Multiline Retail	First Lien Senior Debt(6)	4.3%	N/A	10/20		10.5	10.4	10.2
Numericable U.S. LLC(7)	Media	First Lien Senior Debt(6)	4.5%	N/A	5/20		4.0	4.0	4.0
NVA Holdings, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	8/21		8.5	8.5	8.4
Onex Carestream Finance LP	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	6/19		14.1	14.2	14.1
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		5.0	5.0	4.9
Ortho-Clinical Diagnostics S.A.(7)	Health Care Providers & Services	First Lien Senior Debt(6)	4.8%	N/A	6/21		12.3	12.4	12.2
OSG Bulk Ships, Inc.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/19		8.7	8.8	8.5
Oxbow Carbon LLC	Metals & Mining	First Lien Senior Debt(6)	4.3%	N/A	7/19		4.9	4.9	4.5
P2 Lower Acquisition, LLC	Health Care Providers & Services	First Lien Senior Debt(6)	5.5%	N/A	10/20		1.9	1.8	1.8
Party City Holdings Inc.	Specialty Retail	First Lien Senior Debt(6)	4.0%	N/A	7/19		11.6	11.5	11.4
Peabody Energy Corporation(7)	Metals & Mining	First Lien Senior Debt(6)	4.3%	N/A	9/20		7.5	7.5	6.8
Penn Engineering & Manufacturing Corp.	Building Products	First Lien Senior Debt(6)	4.5%	N/A	8/21		6.5	6.5	6.5
Performance Food Group, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	6.3%	N/A	11/19		4.0	4.0	3.9
Petroleum GEO-Services ASA(7)	Energy Equipment & Services	First Lien Senior Debt(6)	3.3%	N/A	3/21		5.0	4.9	4.2
PharMEDium Healthcare Corporation	Pharmaceuticals	First Lien Senior Debt(6)	4.3%	N/A	1/21		4.7	4.8	4.6
Phillips-Medisize Corporation	Health Care Equipment & Supplies	First Lien Senior Debt(6)	4.8%	N/A	6/21		6.0	6.0	6.0
Pilot Travel Centers LLC	Specialty Retail	First Lien Senior Debt(6)	4.3%	N/A	10/21		10.0	9.9	10.0
Pinnacle Foods Finance LLC(7)	Food Products	First Lien Senior Debt(6)	3.0%	N/A	4/20		14.3	14.2	13.9
Planet Fitness Holdings, LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.8%	N/A	3/21		5.3	5.4	5.3
Post Holdings Inc.(7)	Food Products	First Lien Senior Debt(6)	3.8%	N/A	6/21		8.0	8.0	7.9
PQ Corporation	Chemicals	First Lien Senior Debt(6)	4.0%	N/A	8/17		5.0	5.0	4.9
Presidio, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	3/17		4.6	4.7	4.6
Quikrete Holdings, Inc.	Construction Materials	First Lien Senior Debt(6)	4.0%	N/A	9/20		12.5	12.4	12.3
Quintiles Transnational Corp.(7)	Life Sciences Tools & Services	First Lien Senior Debt(6)	3.8%	N/A	6/18		3.0	2.9	2.9
Renaissance Learning, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		9.9	9.9	9.7
Road Infrastructure Investment, LLC	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	3/21		12.4	12.4	11.9
RPI Finance Trust(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	11/20		4.0	4.0	4.0
Sabre GLBL Inc.(7)	Software	First Lien Senior Debt(6)	4.5%	N/A	2/19		7.4	7.5	7.3
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/19		2.0	2.0	2.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Schaeffler AG(7)	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	5/20		1.0	1.0	1.0
Scientific Games International Inc.(7)	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	6.0%	N/A	10/21		4.0	4.0	4.0
Sears Roebuck Acceptance Corp.(7)	Multiline Retail	First Lien Senior Debt(6)	5.5%	N/A	6/18		5.0	5.0	4.8
Securus Technologies Holdings, Inc.	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.8%	N/A	4/20		4.9	5.0	4.9
Sedgwick Claims Management Services, Inc.	Insurance	First Lien Senior Debt(6)	3.8%	N/A	3/21		13.9	13.7	13.6
		Second Lien Senior Debt(6)	6.8%	N/A	2/22		5.0	5.0	4.7
								18.7	18.3
Seminole Hard Rock Entertainment, Inc.	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	3.5%	N/A	5/20		5.9	5.9	5.7
Serta Simmons Holdings, LLC	Household Durables	First Lien Senior Debt(6)	4.3%	N/A	10/19		8.8	8.8	8.7
The Servicemaster Company, LLC(7)	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	7/21		5.5	5.4	5.4
Ship Luxco 3 S.a.r.l(7)	IT Services	First Lien Senior Debt(6)	4.8%	N/A	11/19		5.0	5.0	5.0
Sinclair Television Group, Inc.(7)	Media	First Lien Senior Debt(6)	3.5%	N/A	7/21		4.0	4.0	4.0
Southcross Energy Partners, L.P.(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	5.3%	N/A	8/21		1.0	1.0	0.9
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		20.3	20.2	19.6
Spectrum Brands, Inc(7)	Household Products	First Lien Senior Debt(6)	3.5%	N/A	9/19		1.2	1.2	1.2
Spin Holdco Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.3%	N/A	11/19		7.4	7.5	7.3
Standard Aero Limited(7)	Aerospace & Defense	First Lien Senior Debt(6)	5.0%	N/A	11/18		1.4	1.4	1.4
Star West Generation LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	4.3%	N/A	3/20		2.0	2.0	2.0
Station Casinos LLC	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	3/20		12.0	11.9	11.7
Steinway Musical Instruments, Inc.	Leisure Products	First Lien Senior Debt(6)	4.8%	N/A	9/19		5.0	5.0	5.0
STHI Holding Corp.	Life Sciences Tools & Services	First Lien Senior Debt(6)	4.5%	N/A	8/21		7.0	7.0	6.9
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	2.0
Syniverse Holdings, Inc.	Wireless Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	4/19		15.0	14.9	14.6
Tallgrass Operations, LLC	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	4.3%	N/A	11/18		8.4	8.4	8.3
TI Group Automotive Systems, L.L.C.(7)	Auto Components	First Lien Senior Debt(6)	4.3%	N/A	7/21		7.5	7.4	7.4
TMS International Corp.	Metals & Mining	First Lien Senior Debt(6)	4.5%	N/A	10/20		12.8	12.9	12.8
TNS, Inc.	IT Services	First Lien Senior Debt(6)	5.0%	N/A	2/20		4.0	4.0	3.9
TPF II LC, LLC	Independent Power & Renewable Electricity Producers	First Lien Senior Debt(6)	5.5%	N/A	9/21		2.0	2.0	2.0
TransDigm Inc.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.8%	N/A	6/21		7.5	7.4	7.4
Trans Union LLC	Professional Services	First Lien Senior Debt(6)	4.0%	N/A	4/21		19.9	19.8	19.7
Travelport Finance (Luxembourg) S.à r.l.(7)	Internet Software & Services	First Lien Senior Debt(6)	6.0%	N/A	9/21		4.0	3.9	4.0
TWCC Holding Corp.	Media	First Lien Senior Debt(6)	3.5%	N/A	2/17		5.0	4.9	4.9
		Second Lien Senior Debt(6)	7.0%	N/A	6/20		5.0	5.0	4.8
								9.9	9.7
Tyche Holdings, LLC	IT Services	First Lien Senior Debt(6)	5.5%	N/A	11/21		5.4	5.4	5.4
U.S. Renal Care, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	4.3%	N/A	7/19		13.3	13.4	13.2
United Air Lines, Inc.(7)	Airlines	First Lien Senior Debt(6)	3.8%	N/A	9/21		8.0	7.9	7.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Univision Communications Inc.	Media	First Lien Senior Debt(6)	4.0%	N/A	2/20-3/20		12.5	12.4	12.2
USIC Holdings, Inc.	Construction & Engineering	First Lien Senior Debt(6)	4.0%	N/A	7/20		14.9	14.8	14.6
USI, Inc.	Insurance	First Lien Senior Debt(6)	4.3%	N/A	12/19		8.4	8.5	8.3
Valeant Pharmaceuticals International, Inc.(7)	Pharmaceuticals	First Lien Senior Debt(6)	3.5%	N/A	2/19		8.7	8.7	8.6
Vencore, Inc.	Aerospace & Defense	First Lien Senior Debt(6)	5.8%	N/A	11/19		4.2	4.2	4.2
Veyance Technologies, Inc.	Machinery	First Lien Senior Debt(6)	5.3%	N/A	9/17		1.9	1.9	1.9
VWR Funding, Inc.(7)	Distributors	First Lien Senior Debt(6)	3.4%	N/A	4/17		9.9	9.9	9.9
Wall Street Systems Delaware, Inc.(7)	Software	First Lien Senior Debt(6)	4.5%	N/A	4/21		4.9	4.8	4.9
Wastequip, LLC	Machinery	First Lien Senior Debt(6)	5.5%	N/A	8/19		5.0	5.0	4.9
WaveDivision Holdings, LLC	Media	First Lien Senior Debt(6)	4.0%	N/A	10/19		8.4	8.5	8.3
WideOpenWest Finance, LLC	Media	First Lien Senior Debt(6)	4.8%	N/A	4/19		5.0	5.0	4.9
Wilsonart LLC	Building Products	First Lien Senior Debt(6)	4.0%	N/A	10/19		8.4	8.4	8.2
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Senior Debt(6)	4.8%	N/A	12/19		7.1	7.1	7.1
XO Communications, LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.3%	N/A	3/21		10.4	10.4	10.3
Yankee Cable Acquisition, LLC	Media	First Lien Senior Debt(6)	4.5%	N/A	2/20-3/20		13.3	13.3	13.3
Yonkers Racing Corporation	Hotels, Restaurants & Leisure	First Lien Senior Debt(6)	4.3%	N/A	8/19		4.8	4.8	4.3
York Risk Services Holding Corp.(7)	Insurance	First Lien Senior Debt(6)	4.8%	N/A	10/21		1.0	1.0	1.0
Zayo Group LLC	Diversified Telecommunication Services	First Lien Senior Debt(6)	4.0%	N/A	7/19		5.0	5.0	4.9

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	2.5
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		14.8	7.3	1.8
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		30.9	17.5	7.4
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		20.8	7.8	1.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	7/17		25.2	—	2.6
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.2%	N/A	8/17		12.0	3.0	1.4
Wachovia Bank Commercial Mortgage Trust 2005-C22(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.4%	N/A	3/16		15.0	1.1	4.0
Wachovia Bank Commercial Mortgage Trust 2006-C24(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	3/16		15.0	1.0	2.1
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	1.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.9	12.3	6.9
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17-12/20		5.6	5.6	3.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	9.8	14.4
								18.2	22.7
ACAS CLO 2013-2, Ltd.(7)		Subordinated Notes(6)			10/25		8.0	7.0	6.6
Apidos CLO XIV(7)		Income Notes(6)			4/25		8.1	7.3	7.3
Apidos CLO XIX(7)		Income Notes(6)			10/26		10.5	9.4	9.4
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		34.0	33.9	32.2
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	10.8	7.8
Ares XXIX CLO Ltd.(7)		Subordinated Notes(6)			4/26		7.3	6.6	6.6
Avery Point II CLO, Limited(7)		Income Notes(6)			7/25		2.6	2.2	2.2
Babson CLO Ltd. 2006-II(7)		Income Notes(6)			10/20		15.0	7.9	9.5
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	23.6	23.6
Babson CLO Ltd. 2014-III(7)		Subordinated Notes(6)			1/26		3.8	3.4	3.4
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.7	9.2	9.1
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		2.3	1.8	1.8
Carlyle Global Market Strategies CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		14.6	13.4	12.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	9.3	28.0
Cent CLO 18 Limited(7)		Subordinated Notes(6)			7/25		3.8	3.0	3.4
Cent CLO 19 Limited(7)		Subordinated Notes(6)			10/25		5.3	4.6	4.6
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		35.0	33.7	33.7
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/15	360		1.9	0.3
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		12.5	1.8
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 31 Senior Loan Fund(7)		Subordinated Notes(6)			3/26		2.3	2.0	2.0
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.4	9.1
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.6
		Subordinated Securities(6)			9/19	15,000		7.0	2.3
								8.5	3.9
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
Galaxy XVI CLO, Ltd.(7)		Subordinated Notes(6)			11/25		2.3	2.1	2.1
GoldenTree Loan Opportunities IX, Limited(7)		Subordinated Notes(6)			10/26		40.8	37.7	37.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.1	1.1
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(4)(6)			12/17		15.0	15.0	15.0
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		26.7	27.7	22.4
Highbridge Loan Management 2013-2, Ltd.(7)		Subordinated Notes(6)			10/24		27.0	22.9	22.9
LightPoint CLO IV, LTD(7)		Income Notes(6)			4/18		6.7	9.1	5.5
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	3.0	2.5
Limerock CLO III, Ltd.(7)		Subordinated Notes(6)			10/26		12.5	11.4	11.4
Magnetite VIII, Limited(7)		Subordinated Notes(6)			5/26		6.7	6.5	6.2
Magnetite XIV, Limited(7)		Subordinated Notes(4)(6)			6/16		20.0	20.0	20.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	8.6	3.2
Neuberger Berman CLO XV, Ltd.(7)		Subordinated Notes(6)			10/25		2.8	2.3	2.3
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		3.5	4.3
Och-Ziff VIII, Ltd.(7)		Subordinated Notes(6)			9/26		16.0	15.1	15.1
Octagon Investment Partners VII, Ltd.(7)		Preferred Securities(4)(6)			12/16	5,000,000		1.1	—
Octagon Investment Partners XIV, Ltd.(7)		Income Notes(6)			1/24		4.5	3.3	3.4
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	21.5	22.8
Octagon Investment Partners XX, Ltd.(7)		Subordinated Notes(6)			8/26		2.5	2.5	2.5
Octagon Investment Partners XXII, Ltd.(7)		Subordinated Notes(6)			11/25		8.4	7.7	7.7
Octagon Loan Funding, Ltd.(7)		Subordinated Notes(6)			9/26		4.0	3.6	3.6
OHA Credit Partners VIII, Ltd.(7)		Subordinated Notes(6)			4/25		5.0	4.5	4.5
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	14.5	11.1
THL Credit Wind River 2014-1 CLO Ltd.(7)		Subordinated Notes(6)			4/26		16.0	14.4	13.9
Vitesse CLO, Ltd.(7)		Preferred Securities(6)			8/20	20,000,000		12.9	7.2
Voya CLO 2014-2, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	10.0	9.1
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	25.0	25.0

EUROPEAN CAPITAL CLO INVESTMENTS
Ares European III B.V.(7)	Diversified Financial Services	Subordinated Notes			8/24		6.1	3.4	3.5
Cordatus CLO II plc(7)	Diversified Financial Services	Subordinated Notes			7/24		6.1	2.2	6.1
Eaton Vance CDO X plc(7)	Diversified Financial Services	Secured Subordinated Notes			2/27		8.5	1.4	5.2
Euro-Galaxy II CLO B.V.(7)	Diversified Financial Services	Income Notes			10/22		3.0	2.7	2.8
		Subordinated Notes			10/22		6.7	3.3	5.0
								6.0	7.8
Subtotal Non-Control / Non-Affiliate Investments (55% of total investments at fair value)								$3,846.1	$3,472.1

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				1,165,930		$—	$7.9
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				4,213		—	4.6

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	2.3%	N/A	6/16-6/18		$2.7	2.1	2.1
		Mezzanine Debt(5)	N/A	3.1%	12/18		8.6	7.6	2.6
								9.7	4.7
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt	1.3%	N/A	10/17-12/17		1.7	1.7	1.6
		Second Lien Senior Debt	—%	N/A	11/17		0.7	0.7	0.6
		Convertible Preferred Stock(4)				23,082,525		9.3	1.7
		Redeemable Preferred Stock(4)				25,751,312		7.9	4.4
								19.6	8.3
Subtotal Affiliate Investments (1% of total investments at fair value)								$29.3	$25.5

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$8.7	$4.7	$5.0
		Common Stock(6)				100%		13.8	25.7
								18.5	30.7
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		33.0	33.0	33.0
		Common Membership Interest(6)				100%		395.5	1,131.4
								428.5	1,164.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
American Driveline Systems, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(4)(6)				6,818,008		81.9	20.6
		Common Stock(4)(6)				197,161		18.2	—
		Common Stock Warrants(4)(6)				136,183		9.9	—
								110.0	20.6
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(6)	12.0%	2.0%	12/18		20.5	20.3	20.5
		Membership Units(4)(6)				106,911		30.3	15.0
								50.6	35.5
BMR Energy LLC	Independent Power & Renewable Electricity Producers	Preferred Units(6)				11,620		11.9	11.9
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
CML Pharmaceuticals, Inc.	Life Sciences Tools & Services	First Lien Senior Debt(6)	8.0%	N/A	12/15-10/20		315.7	313.1	289.8
		Convertible Preferred Stock(4)(6)				243,642		144.6	—
								457.7	289.8
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	First Lien Senior Debt(6)	N/A	8.0%	3/15-4/15		9.3	9.3	9.3
		Convertible Preferred Stock(4)(6)				143,896,948		13.5	—
								22.8	9.3
Core Financial Holdings, LLC(7)	Diversified Financial Services	Common Units(4)(6)				57,940,360		43.8	0.2
Dyno Holding Corp.	Auto Components	First Lien Senior Debt(6)	8.9%	2.2%	11/15		35.2	35.1	35.2
		Mezzanine Debt(5)(6)	N/A	4.3%	11/16		34.7	28.1	16.7
		Convertible Preferred Stock(4)(6)				389,759		40.5	—
		Common Stock(4)(6)				97,440		10.1	—
								113.8	51.9
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		6.8	6.8	6.8
		Mezzanine Debt(6)	13.0%	3.5%	7/16		18.1	18.1	18.1
		Common Stock(4)(6)				583		13.4	4.7
								38.3	29.6
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(4)(6)				11,728		20.6	16.0
		Redeemable Preferred Stock(4)(6)				21,113		9.0	—
		Common Stock(4)(6)				11,261		1.1	—
		Common Stock Warrants(4)(6)				1,002,678		5.5	—
								36.2	16.0
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		46.0	45.7	46.8
		Common Membership Units(4)(6)				58,297		44.5	20.1
								90.2	66.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.6%	1/16		42.8	42.8	40.7
Fosbel Holding, Inc.	Commercial Services & Supplies	Mezzanine Debt(6)	N/A	17.0%	10/18		9.8	9.8	9.8
		Mezzanine Debt(5)(6)	N/A	17.0%	10/18		45.6	19.1	3.7
								28.9	13.5
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	5.2%	1/19		32.6	11.6	11.6
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		6.4	6.4	6.4
		Convertible Preferred Stock(6)				4,000		4.7	6.7
		Common Stock(4)(6)				100%		12.5	1.6
								23.6	14.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	—%	12.0%	3/15		18.3	18.3	18.8
		Redeemable Preferred Stock(4)(6)				6,482,972		6.6	—
								24.9	18.8
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	3/15		45.2	36.5	35.6
		Convertible Preferred Stock(4)(6)				12,811,818		2.6	—
		Common Stock(4)(6)				22,416,432		6.4	—
								45.5	35.6
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt(6)	N/A	6.0%	2/15		8.2	8.2	8.2
		Membership Unit(4)(6)				1		19.0	28.8
								27.2	37.0
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				22,000,000		22.0	21.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				7,496		8.1	13.8
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.9
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.0	23.9	24.0
		Redeemable Preferred Stock(6)				2,485		2.3	2.3
		Convertible Preferred Stock(4)(6)				51,351		23.0	17.9
								49.2	44.2
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	12/15		13.9	11.8	8.9
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/15		6.4	3.2	—
		Common Stock(4)(6)				860,189		0.1	—
								15.1	8.9
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.9%	11.1%	12/17		67.0	32.8	19.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	19.9
Orchard Brands Corporation	Internet & Catalog Retail	Common Stock(4)(6)				87,838		55.1	87.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	12/15		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	12/16		13.6	13.6	13.6
		Mezzanine Debt(5)(6)	N/A	19.0%	12/16		25.0	11.0	12.0
		Common Stock(4)(6)				367,881		4.2	—
								30.2	27.0
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	6/17		16.9	14.6	17.1
		Common Stock(4)(6)				458,596		23.6	18.6
		Common Stock Warrants(4)(6)				56,372		2.9	2.3
								41.1	38.0
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(6)	N/A	12.0%	3/15		4.3	4.3	3.5
		First Lien Senior Debt(5)(6)	N/A	12.0%	12/15		10.8	8.1	—
								12.4	3.5
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.8%	N/A	10/16-7/17		20.5	20.5	20.5
		Convertible Preferred Stock(6)				38,723,509		5.4	5.4
		Common Stock(4)(6)				97,540		0.1	—
								26.0	25.9
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	103.6
		Common Stock(6)				150		0.2	1.0
								15.0	104.6
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		23.5	23.4	23.5
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.9%	7.2%	12/19		67.1	66.3	67.1
		Common Stock				810		9.5	9.2
								111.9	112.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(5)(6)	10.0%	2.5%	6/18		35.2	26.5	—
		Common Units(4)(6)				490,000		2.0	—
								28.5	—
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	3/15		9.7	5.7	2.6
		Redeemable Preferred Membership Units(4)(6)				3,796,269		3.0	—
		Common Membership Units(4)(6)				27,400		1.9	—
								10.6	2.6
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(6)				703,406		57.9	82.9
		Common Stock(4)(6)				175,853		11.4	16.9
								69.3	99.8

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.0	34.6	36.5
		Common Stock(4)				2,697,010		100.0	103.6
								134.6	140.1
European Capital UK SME Debt LP(7)		Partnership Interest				500		0.6	0.6
Financière H S.A.S.(7)	Health Care Equipment & Supplies	Mezzanine Debt(5)	3.0%	5.8%	10/15		15.0	9.7	9.5
		Convertible Preferred Stock(4)				930,558		58.1	—
								67.8	9.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2014 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock(4)				1		26.1	26.1
		Common Stock(4)				8,000,000		9.7	6.2
								35.8	32.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		5.0	4.1	5.1
		Mezzanine Debt	N/A	4.0%	12/21		22.1	22.1	22.1
		Mezzanine Debt(5)	N/A	4.0%	12/21		28.8	17.2	17.2
		Convertible Preferred Stock(4)				8,665,001		10.5	—
		Redeemable Preferred Stock(4)					3.7	8.1	—
								62.0	44.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.9	4.9	4.9
		Convertible Preferred Stock(4)				1,982,668		15.0	—
		Redeemable Preferred Stock(4)				1		—	1.0
								19.9	5.9
Miles 33 Limited(7)	Media	First Lien Senior Debt	3.5%	N/A	9/17		8.3	8.3	8.3
		Mezzanine Debt	4.5%	5.0%	9/17		16.7	16.7	16.7
		Redeemable Preferred Stock(4)					71.9	30.3	8.6
		Common Stock(4)				600,000		0.9	—
								56.2	33.6
MP Equity S.A.S.(7)	Food Products	Redeemable Preferred Stock(4)					2.7	2.5	—

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		2.2	0.6
Subtotal Control Investments (44% of total investments at fair value)								$2,541.5	$2,782.4
Total Investment Assets								$6,416.9	$6,280.0

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(3.4)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(3.1)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(1.0)
Citibank, N.A.	Total Return Swaps		12/14	2	27.1	—	(3.0)
American Capital Equity III, LP(8)	WRH, Inc. Equity Option		4/15	1		—	(73.6)
Total Derivative Agreements						$—	$(84.1)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
Deutsche Global Liquidity Managed Sterling Fund	$264.9	$264.9
Wells Fargo Advantage Heritage Money Market Fund(6)	10.0	10.0
Fidelity Institutional Money Market Fund(6)	10.0	10.0
BofA Funds Series Trust - BofA Money Market Reserves(6)	10.0	10.0
Dreyfus Institutional Cash Advantage-I Fund(6)	10.0	10.0
STIT - Liquid Assets Portfolio(6)	5.0	5.0
JPMorgan Prime Money Market Fund(6)	5.0	5.0
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio(6)	5.0	5.0
Total Money Market Funds	$319.9	$319.9

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2014, non-qualifying assets were approximately $1.7 billion, or 31% of net assets.

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
We have determined that as of December 31, 2015 or for the periods presented in our audited consolidated financial statements included in this Annual Report on Form 10-K, European Capital Limited (“European Capital”) and American Capital Asset Management, LLC (“ACAM”), have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to our Form 10-K. As such, separate financial statements for European Capital and ACAM are filed herewith as Exhibits 99.1 and 99.2, respectively.
We currently consolidate ACAS Funding I, LLC and ACAS Funding II, LLC, which are wholly-owned special purpose financing vehicles that were formed for the purpose of purchasing Senior Floating Rate Loans under a $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility, respectively. As of December 31, 2015, ACAS Funding I, LLC and ACAS Funding II, LLC did not have any other operations or activities. We also consolidate American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. As of December 31, 2015, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Our consolidated financial statements also include the accounts of European Capital, which is a wholly-owned investment company that, effective October 1, 2014, acts as an extension of our investment operations and facilitates the execution of our investment strategy. In addition, our consolidated financial statements include the accounts of AC Corporate Holdings, Inc. (“ACCH”) and ACE Acquisition Holdings, LLC (“ACE Acquisition”), which are wholly-owned entities that have purchased numerous investment securities on behalf of American Capital. As of December 31, 2015, European Capital, ACCH and ACE Acquisition did not have any other operations or activities and were considered to be investment companies under ASC 946, as amended by Accounting Standards Update (“ASU”) No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Partnership Interests
For an investment in a partnership, we measure the fair value of our investment based on the NAV per share of the partnership or its equivalent as a practical expedient to measure an alternative investment at fair value consistent with the measurement principles of ASC 820, as amended by ASU 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). We make this election on an investment-by-investment basis and apply consistently to our entire position in the investment, unless it is probable at the measurement date that we will sell all or a portion of our investment at an amount other than NAV per share.
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
Interest income on Structured Products is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and the cost basis of the investment. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised effective yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the year ended December 31, 2015, we recorded $20.5 million in credit loss write downs to current amortized cost basis on six Structured Products investments. As of December 31, 2015, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by approximately $109 million.
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
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates.
Deferred Financing Costs
Financing costs related to long-term debt obligations are deferred and amortized over the life of the debt using either the effective interest method or straight-line method. Deferred financing costs are included in other assets on our consolidated balance sheets.
Transfer of Financial Assets
For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of FASB ASC Topic 860, Transfers and Servicing (“ASC 860”), under which we must surrender control over the transferred assets. The assets must be isolated from us, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and we may not have the right or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on our consolidated balance sheets and the sale proceeds are recognized as a liability. The transfers of financial assets to funds managed by subsidiaries of our wholly-owned portfolio company, ACAM, have been treated as sales by us under ASC 860.
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
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which removes the requirement to include, as well as provide certain disclosure for, investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient. Disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We do not believe the adoption of ASU 2015-07 will have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-1 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for a limited number of provisions. We do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of December 31, 2015 and 2014:

	2015
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$57	$863	$920
Second Lien Senior Debt	—	445	490	935
Mezzanine Debt	—	—	604	604
Preferred Equity	—	—	606	606
Common Equity	—	—	1,515	1,515
Structured Products	—	—	418	418
Investments at Fair Value	—	502	4,496	4,998
Other Assets	—	—	31	31
Derivative Agreements	—	(5)	—	(5)
Long Term Incentive Plan Liability	—	—	(34)	(34)
Other Assets and Liabilities at Fair Value	—	(5)	(3)	(8)
Total	$—	$497	$4,493	$4,990

	2014
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$1,644	$870	$2,514
Second Lien Senior Debt	—	340	347	687
Mezzanine Debt	—	—	472	472
Preferred Equity	—	—	462	462
Common Equity	—	—	1,562	1,562
Structured Products	—	—	583	583
Investments at Fair Value	—	1,984	4,296	6,280
Other Assets	—	—	51	51
Derivative Agreements	—	(10)	(74)	(84)
Long Term Incentive Plan Liability	—	—	(82)	(82)
Other Assets and Liabilities at Fair Value	—	(10)	(105)	(115)
Total	$—	$1,974	$4,191	$6,165

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the years ended December 31, 2015 and 2014:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreement	Total
Balances, January 1, 2015	$1,217	$472	$462	$1,562	$583	$51	$(82)	$(74)	$4,191
Net realized (loss) gain(1)	(28)	(86)	(407)	(110)	(5)	—	(46)	45	(637)
Reversal of prior period net depreciation on realization(2)	34	112	304	85	5	—	46	65	651
Net unrealized (depreciation) appreciation(2)(3)	(38)	(32)	34	(164)	(132)	(2)	(2)	(37)	(373)
Purchases(4)	772	125	245	362	458	8	—	—	1,970
Sales(5)	(244)	(46)	(86)	(240)	(286)	—	—	—	(902)
Settlements, net(6)	(332)	68	59	34	(202)	(26)	46	1	(352)
Effects of exchange rate changes	(26)	(9)	(5)	(14)	(3)	—	4	—	(53)
Transfers into Level 3(7)	3	—	—	—	—	—	—	—	3
Transfers out of Level 3(7)	(5)	—	—	—	—	—	—	—	(5)
Balances, December 31, 2015	$1,353	$604	$606	$1,515	$418	$31	$(34)	$—	$4,493

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreement	Total
Balances, January 1, 2014	$1,060	$520	$1,125	$2,091	$276	$29	$—	$—	$5,101
Net realized (loss) gain(1)	(34)	(4)	90	212	(10)	—	—	(45)	209
Reversal of prior period net depreciation (appreciation) on realization(2)	48	8	(104)	(167)	14	(2)	—	—	(203)
Net unrealized (depreciation) appreciation(2)(3)	(57)	(2)	(35)	383	9	(20)	(7)	(28)	243
Purchases(4)	519	24	65	370	471	59	—	—	1,508
Sales(5)	(35)	(18)	(841)	(1,011)	—	—	—	(1)	(1,906)
Settlements, net(6)	(398)	(169)	(63)	71	(194)	(15)	—	—	(768)
Transfers out of Level 3(7)	(129)	—	—	—	—	—	—	—	(129)
Impact of consolidation of European Capital(8)	243	113	225	(387)	17	—	(75)	—	136
Balances, December 31, 2014	$1,217	$472	$462	$1,562	$583	$51	$(82)	$(74)	$4,191

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

(5)	Includes the proceeds from equity investments, collection of cumulative dividends, loan syndications and loan sales.

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

(8)	Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$409	Enterprise discounted cash flow	Discount rate	11%	40%	19%
			Terminal value growth rate	2%	10%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	(15)%	(44)%
			Control premium	—%	15%	9%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	30%	(32)%
Mezzanine Debt	$468	Enterprise discounted cash flow	Discount rate	12%	35%	14%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	(35%)
			Control premium	9%	20%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(24%)
Preferred Equity	$546	Enterprise discounted cash flow	Discount rate	9%	37%	17%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	(38%)
			Control premium	9%	20%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(22%)
Common Equity	$1,515	Enterprise discounted cash flow	Discount rate	8%	40%	13%
			Terminal value growth rate	2%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	17%
			Control premium	—%	20%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(5%)
Long Term Incentive Plan Liability	$(34)	Discounted cash flow	Discount rate	11%	11%	11%
			(Discount) due to lack of control and marketability	(25%)	—%	(23%)

Market Yield Valuation Methodology
Senior Debt	$871	Discounted cash flow	Market yield	5%	15%	9%
			Estimated remaining life	1 yr	4 yrs	4 yrs
Mezzanine Debt	$136	Discounted cash flow	Market yield	14%	22%	16%
			Estimated remaining life	1 yr	4 yrs	2 yrs
Preferred Equity	$60	Discounted cash flow	Market yield	14%	15%	14%
			Estimated remaining life	1 yr	4 yrs	1 yr
Structured Products	$418	Discounted cash flow	Discount rate	5%	52%	19%
			Constant prepayment rate	30%	35%	31%
			Constant default rate	—%	2%	1%

Third-Party Vendor Pricing Service
Senior Debt	$73	Third-party vendor pricing	Bid/Ask	56	99	95

Total	$4,462

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of December 31, 2015 and 2014:

	2015	2014
Cost
First Lien Senior Debt	20.1%	40.5%
Second Lien Senior Debt	19.9%	11.2%
Mezzanine Debt	14.0%	10.0%
Preferred Equity	12.4%	13.4%
Common Equity	21.4%	15.0%
Structured Products	12.2%	9.9%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	18.4%	40.0%
Second Lien Senior Debt	18.7%	10.9%
Mezzanine Debt	12.1%	7.5%
Preferred Equity	12.1%	7.4%
Common Equity	30.3%	24.9%
Structured Products	8.4%	9.3%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of December 31, 2015 and 2014. Our investments in CLO securities and derivative agreements are excluded from the table below. Our investments in CMBS are classified in the Real Estate category.

	2015	2014
Cost
Capital Markets	12.6%	8.3%
Commercial Services and Supplies	12.1%	6.4%
IT Services	9.9%	3.2%
Life Sciences Tools and Services	9.2%	14.5%
Diversified Consumer Services	4.5%	3.7%
Software	4.2%	3.2%
Household Durables	4.1%	3.5%
Real Estate	3.8%	2.7%
Diversified Financial Services	3.0%	1.7%
Health Care Equipment and Supplies	2.9%	4.0%
Professional Services	2.7%	2.8%
Oil, Gas and Consumable Fuels	2.3%	2.0%
Trading Companies and Distributors	2.3%	0.7%
Internet Software and Services	2.1%	0.7%
Health Care Providers and Services	2.0%	2.9%
Containers and Packaging	1.9%	0.7%
Aerospace and Defense	1.8%	1.7%
Distributors	1.7%	1.1%
Independent Power and Renewable Electricity Producers	1.6%	1.2%
Marine	1.5%	1.1%
Hotels, Restaurants and Leisure	1.4%	3.0%
Energy Equipment and Services	1.2%	1.6%
Insurance	1.1%	1.7%
Auto Components	1.0%	3.3%
Specialty Retail	0.9%	1.5%
Textiles, Apparel and Luxury Goods	0.8%	2.5%
Machinery	0.7%	1.8%
Food Products	0.5%	2.2%
Media	—%	2.4%
Other	6.2%	13.9%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

	2015	2014
Fair Value
Capital Markets	23.4%	21.3%
Commercial Services and Supplies	9.3%	5.8%
IT Services	9.1%	2.9%
Life Sciences Tools and Services	7.5%	9.2%
Diversified Consumer Services	5.6%	3.8%
Household Durables	4.3%	3.3%
Software	4.1%	3.0%
Real Estate	3.3%	2.1%
Diversified Financial Services	2.9%	1.1%
Professional Services	2.7%	2.9%
Health Care Providers and Services	2.2%	2.9%
Trading Companies and Distributors	2.2%	0.7%
Distributors	1.9%	1.1%
Independent Power and Renewable Electricity Producers	1.9%	1.2%
Containers and Packaging	1.8%	0.7%
Internet Software and Services	1.8%	0.6%
Oil, Gas and Consumable Fuels	1.8%	1.6%
Aerospace and Defense	1.6%	1.7%
Health Care Equipment and Supplies	1.5%	2.7%
Hotels, Restaurants and Leisure	1.3%	3.2%
Insurance	1.0%	1.7%
Auto Components	1.0%	2.3%
Specialty Retail	0.6%	1.5%
Textiles, Apparel and Luxury Goods	0.4%	2.1%
Food Products	0.3%	2.0%
Media	—%	2.5%
Internet and Catalog Retail	—%	1.9%
Other	6.5%	14.2%
Total	100.0%	100.0%
Note 4. Borrowings
Our debt obligations consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Secured revolving credit facility due August 2016, $250 million commitment	$167	$—
Secured revolving credit facility due March 2017, $272 million commitment	272	726
Secured revolving credit facility due October 2016, $500 million commitment	33	51
Secured term loan due August 2017, net of discount	440	444
Unsecured Private Notes due September 2018, net of discount	345	344
European Capital unsecured senior notes, Series 2006-I due January 2022, €52 million	—	64
European Capital unsecured senior notes, Series 2007-I due July 2022, $37.5 million	—	37
European Capital unsecured senior notes, Series 2007-II due July 2022, $37.5 million	—	37
Total	$1,257	$1,703
The daily weighted average debt balance, excluding discounts, for the years ended December 31, 2015 and 2014 was $2,157 million and $1,091 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

deferred financing costs, for the years ended December 31, 2015 and 2014 was 3.7% and 4.9%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the years ended December 31, 2015 and 2014 was 3.2% and 4.3%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs, as of December 31, 2015 was 4.0%.
As of December 31, 2015 and 2014, the aggregate fair value of the above borrowings was $1,273 million and $1,729 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of December 31, 2015 and 2014. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
Unsecured Private Notes
On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes are rated B3, BB and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, a cross payment or acceleration default on an aggregate $50 million or more of other indebtedness, covenant defaults, bankruptcy events and failure to pay judgments. As of December 31, 2015, we were in compliance with all of the covenants under the Private Notes.
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
As of December 31, 2015, the interest rate on our Secured Term Loan Facility was 3.50% and the borrowing base coverage was 385%. The Senior Term Loan Facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, an event of default under the $250 Million Revolving Credit Facility, a cross default on an aggregate $50 million or more of certain other indebtedness, the breach of representations or covenants, bankruptcy events, the failure to conduct our asset management business through ACAM, a change in control and the failure to pay judgments. As of December 31, 2015, we were in compliance with all of the covenants under the Secured Term Loan Facility.
The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 2016	$4.5 million
Secured Term Loans due August 2017	Outstanding Balance
Unsecured Private Notes due September 2018	Outstanding Balance
$250 Million Revolving Credit Facility
On August 22, 2012, we obtained a four-year $250 million secured revolving credit facility (the “$250 Million Revolving Credit Facility”), which bears interest at a rate per annum equal to LIBOR plus 3.75%. As of December 31, 2015, the interest rate on the $250 Million Revolving Credit Facility was 4.00%.
On August 22, 2015, the commitment termination date, we chose not to renew commitments under the facility, and as a result, the outstanding balance on the $250 Million Revolving Credit Facility is repayable ratably over the final 12 months until the maturity date on August 22, 2016.
As of December 31, 2015, the total debt outstanding under our $250 Million Revolving Credit Facility was $167 million. The $250 Million Revolving Credit Facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, an event of default under the Secured Term Loan Facility, a cross default on an aggregate $50 million or more of certain other indebtedness, the breach of representations or covenants, bankruptcy events, the failure to conduct our asset management business through ACAM, a change in control and the failure to pay judgments. As of December 31, 2015, we were in compliance with all of the covenants under the $250 Million Revolving Credit Facility.
$1.25 Billion Revolving Credit Facility
On June 27, 2014, ACAS Funding I, LLC, a wholly-owned financing subsidiary, obtained a $750 million secured revolving credit facility provided by Bank of America, N.A. On March 6, 2015, the commitments to the existing $750 million secured revolving credit facility were increased by $500 million to $1.25 billion (the “$1.25 Billion Revolving Credit Facility”). In addition to the increase, the maturity date of the facility was extended to March 6, 2017. On December 11, 2015, we closed an amendment which amended certain covenants to permit ACAS Funding I, LLC to repatriate the remaining proceeds from its senior floating rate loan portfolio sales while settling any associated liabilities. In addition, commencing on December 27, 2015 the commitments are calculated as the greater of total debt outstanding or $100 million. The facility bears interest at a rate per annum equal to LIBOR plus 1.60%. As of December 31, 2015, the interest rate on the $1.25 Billion Revolving Credit Facility was 1.99%.
As of December 31, 2015, the facility is in a wind down period that prohibits us from purchasing additional assets or borrowing under the facility. We can reinstate our ability to borrow and purchase assets at any time prior to February 6, 2017, subject to certain terms outlined in the credit agreement.
We are required to pay a fee on the unused commitments under the facility in an amount equal to 1.60% on the average daily unused amount of lender commitments up to 60% of the daily average of total commitments, and 0.75% on the lesser of 40% of the daily average total commitments and average daily unused amount. Under the amendment, the unused fee was reduced to 0.50% on the average daily unused amount. To the extent we reinstate our ability to borrow, the unused fees will increase to the rates paid prior to the amendment on the three month anniversary of our ability to borrow under the facility being reinstated. All fees are payable quarterly. As of December 31, 2015, the total debt outstanding under our $1.25 Billion Revolving Credit Facility was $272 million, which was secured by cash, receivables and portfolio investments with a fair value of $535 million. The credit facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, the breach of representations or covenants, credit triggers, the loss of key personnel, a change in investment manager, the occurrence of certain regulatory or criminal proceedings, bankruptcy events and the failure to pay

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

judgments. As of December 31, 2015, we were in compliance with all of the covenants under the $1.25 Billion Revolving Credit Facility.
$500 Million Revolving Credit Facility
On October 30, 2014, ACAS Funding II, LLC, a wholly-owned financing subsidiary, obtained a $500 million secured revolving credit facility (the “$500 Million Revolving Credit Facility”), provided by Deutsche Bank AG. The $500 Million Revolving Credit Facility, which matures in October 2016, bears interest at a rate per annum equal to LIBOR plus 1.60%. On December 14, 2015, we closed an amendment that amended certain covenants to permit ACAS Funding II, LLC to repatriate the remaining proceeds from its senior floating rate loan portfolio sales while settling any associated liabilities. As of December 31, 2015, the interest rate on the $500 Million Revolving Credit Facility was 1.93%.
As of December 31, 2015, the total debt outstanding under our $500 Million Revolving Credit Facility was $33 million, which was secured by cash, receivables and portfolio investments with a fair value of $113 million. As of December 31, 2015, we were in compliance with all of the covenants under the $500 Million Revolving Credit Facility. On January 6, 2016, the $500 Million Revolving Credit Facility was repaid in full and terminated.
Future Debt Maturities
The maturities of our debt obligations, excluding discounts, as of December 31, 2015 were as follows:

2016	$204
2017	709
2018	350
Thereafter	—
Total	$1,263
Note 5. Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As required by the 1940 Act, we are restricted from issuing awards to our employees and non-employee directors to the extent that the amount of voting securities that would result from the exercise of all such awards at the time of issuance exceeds 20% of our outstanding voting securities. As of December 31, 2015, there were 4.1 million shares available to be granted under the employee stock option plans and in accordance with the 1940 Act restrictions.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2015, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the year ended December 31, 2015. Employee stock options of 0.1 million were granted during the year ended December 31, 2014. No non-employee director stock options were granted during the year ended December 31, 2014. Employee and non-employee director stock options of 3.7 million were granted during the year ended December 31, 2013.
During the first quarter of 2014, we concluded that our Chief Executive Officer had been granted stock options in excess of the individual employee limits established in certain of our stock option plans. These stock option grants were made during fiscal years 2010, 2011 and 2012. As a result, the stock option grants in excess of the individual limits in any stock option plan have been considered null and void. Therefore, stock-based compensation expense associated with the null and void options of $3.5 million was reversed in the first quarter of 2014.
In addition, the communication of the voided stock option grants to our Chief Executive Officer resulted in a financial obligation under U.S. GAAP to provide equity compensation commensurate with the terms of the voided stock option grants in return for services to be performed by our Chief Executive Officer during the option vesting periods. This financial obligation has been accounted for as a liability award and stock-based compensation expense of $5.8 million associated with prior periods was

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

recorded in the second quarter of 2014. The net impact of these adjustments was additional stock-based compensation expense of $2.3 million during the first quarter of 2014. An additional $1.4 million of income tax expense was recorded during the first quarter of 2014 as a result of these adjustments. These errors were immaterial to the individual prior periods impacted. During the second quarter of 2014, pursuant to the Deferred Plan, an award of $10 million was granted to our Chief Executive Officer that partially settled this financial obligation. During the first quarter of 2015, an award of $7 million was granted to our Chief Executive Officer that settled the remainder of this financial obligation. These grants were funded with shares of common stock from the Trust that had previously been forfeited by former employees prior to being fully vested in their shares.
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
As discussed in Note 9, due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business which resulted in a workforce reduction of our employees in the fourth quarter of 2014. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and the employees were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the year ended December 31, 2015, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the acceleration of 1.0 million unvested stock options was accounted for as a modification and resulted in additional stock-based compensation expense of approximately $4 million related to additional workforce reductions.
Fair Value Disclosures
No stock options were granted during the year ended December 31, 2015. The following table reflects the weighted average fair value per stock option granted during the years ended December 31, 2014 and 2013, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes option pricing model.

	2014	2013
Options granted (in millions)	0.1	3.7
Weighted average fair value per option on grant date	$6.89	$5.88
Expected dividend yield	—%	—%
Expected volatility	42%	41%
Risk-free interest rate	2.1%	1.2%
Expected life (years)	6.8	6.7
Stock Option Activity
A summary of the activity of our stock option plans as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	45.1	$9.21
Exercised	(12.0)	$7.71
Canceled and expired	(0.9)	$13.17
Options outstanding, end of year	32.2	$9.66
Options exercisable, end of year	26.4	$9.56

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following table summarizes information about our stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$0.94 to $5.00	3.6	3.2	$4.02	3.6	3.2	$4.02
$5.01 to $10.00	16.5	5.1	$7.35	13.5	5.0	$7.11
$10.01 to $15.00	8.3	5.9	$11.31	5.5	5.7	$11.03
$15.01 to $20.00	3.0	2.8	$16.69	3.0	2.7	$16.71
$20.01 to $47.90	0.8	1.1	$39.41	0.8	1.1	$39.41
	32.2	4.8	$9.66	26.4	4.5	$9.56
As of December 31, 2015, the total compensation cost related to non-vested stock options not yet recognized was $6 million with a weighted average period to be recognized of 1.5 years. As of December 31, 2015, the intrinsic value for stock options outstanding and exercisable was $163 million and $141 million, respectively.
For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense attributable to our stock options of $18 million, $44 million and $30 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience. For the years ended December 31, 2015, 2014 and 2013, the intrinsic value of stock options exercised were $80 million, $44 million and $41 million, respectively.
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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2015, 2014 and 2013, cash bonus awards of $13 million, $10 million and $1.5 million, respectively, were granted under the Deferred Plan.
As discussed in Note 5, during the first quarter of 2014, we concluded that our Chief Executive Officer had been granted $2.6 million of cash bonus awards in fiscal year 2007 in excess of the annual individual employee limit established in the Deferred Plan. As a result, the $2.6 million of cash bonus awards have been considered null and void. Stock-based compensation expense associated with the null and void cash bonus awards of $2.6 million was reversed in the first quarter of 2014.
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
During the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense of $8 million, $5 million and $2 million, respectively, attributable to the Deferred Plan. As of December 31, 2015, the total compensation cost related to non-vested cash bonus awards not yet recognized was $10 million with a weighted average period to be recognized of 2.3 years.
A summary of the bonus awards under the Deferred Plan as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	0.5	$14.84
Granted	0.9	$14.35
Vested	(0.5)	$14.73
Canceled	0.0	$13.38
Non-vested, end of year	0.9	$14.40
As of December 31, 2015, there were 2.8 million shares of our common stock in the Trust that were vested but not yet distributed to the employees.
Long Term Incentive Plan Liability
European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, European Capital Asset Management Limited (“ECAM”), a wholly-owned subsidiary of ACAM, under Long Term Incentive Plans (the “Plans”) for an issue price determined at the time of issuance. The Plans have a 5-year vesting period. The Redeemable Preferred Shares are subdivided into subclasses of shares. The redemption value of each sub-class of Redeemable Preferred Shares is calculated using a predetermined formula and is based on the net liquidity proceeds, as defined in the Plans, on the exit of specifically referenced investments of European Capital in excess of certain hurdle rates. The Plans have annual calculation and redemption dates through December 31, 2018 and March 1, 2019, respectively, for sub-classes A, B and C and December 31, 2023 and March 1, 2024, respectively, for sub-classes D, E and F. Redeemable Preferred Shares related to specifically referenced investments not exited at the final annual calculation dates will be redeemed after the receipt of subsequent net liquidity proceeds or, if specifically referenced investments that remain outstanding on January 1, 2020 for sub-classes A, B and C and January 1, 2025 for sub-classes D, E and F, will be redeemed based on the realizable value of the remaining referenced investments. European Capital elected to recognize the Redeemable Preferred Shares at fair value in accordance with FASB ASC Topic 825, Financial Instruments.
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
The fair value of the Redeemable Preferred Shares is calculated as of December 31, 2015 and 2014 using the net present value of the estimated future cash flows of the underlying European Capital investments with discounts applied for equity risk, liquidity risk, credit risk, minority interests, lack of marketability and a forfeiture rate. The fair value of the Redeemable Preferred Shares as of December 31, 2015 and 2014 was $34 million and $82 million, respectively, which is included in other liabilities in our consolidated balance sheets. The fair value of the underlying European Capital investments as of December 31, 2015 and 2014 was $367 million and $608 million, respectively. As of December 31, 2015, the redemption amount for 2016 is expected to be approximately $11 million.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following table summarizes the number of shares issued and redeemed for the year ended December 31, 2015:

	Class A	Class B	Class C	Class D	Class E	Class F	Total
Balance, December 31, 2014	412	413	589	100	100	100	1,714
Shares Issued	—	—	—	—	—	—	—
Shares Redeemed	(68)	(68)	(98)	—	—	—	(234)
Balance, December 31, 2015	344	345	491	100	100	100	1,480
Note 7. Net Operating Income and Net Earnings Per Common Share
The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Numerator for basic and diluted net operating income per common share	$253	$117	$156
Numerator for basic and diluted net (loss) earnings per common share	$(187)	$434	$184
Denominator for basic weighted average common shares	267.2	268.2	291.6
Employee stock options and awards	—	12.5	12.3
Denominator for diluted weighted average common shares	267.2	280.7	303.9
Basic net operating income per common share	$0.95	$0.44	$0.53
Diluted net operating income per common share	$0.95	$0.42	$0.51
Basic net (loss) earnings per common share	$(0.70)	$1.62	$0.63
Diluted net (loss) earnings per common share	$(0.70)	$1.55	$0.61
In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.
In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the year ended December 31, 2015 as we incurred a net loss for that period.
Stock options and unvested shares under our deferred compensation plan of 37.7 million, 7.6 million and 8.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 8. Geographic Data
The following table presents total operating revenue and total assets as of and for the years ended December 31, 2015, 2014 and 2013 by geographic location, excluding Structured Products. The geographic location of a portfolio company investment is determined by the location of the corporate headquarters of the portfolio company.

	2015	2014	2013
Operating revenue
United States	$504	$392	$400
International	58	14	15
Total operating revenue	$562	$406	$415

Total assets
United States	$5,185	$6,311	$4,834
International	641	746	899
Total assets	$5,826	$7,057	$5,733
Note 9. Restructuring Costs
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in a workforce reduction of approximately 13% of our employees and the closing of one of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. We recorded charges for both severance and related employee costs and excess office facilities costs of $24 million for the year ended December 31, 2014, including $11 million from the modification of stock options. In addition, during the year ended December 31, 2015, we recorded charges for both severance and related employee costs of $12 million, including $4 million from the modification of stock options related to additional workforce reductions. The severance and related employee costs and the additional stock-based compensation expense resulting from the modification are included in salaries, benefits and stock-based compensation and the excess facilities costs are included in general and administrative in our consolidated statements of operations. The liability for employee severance costs and excess facilities is included in other liabilities in our consolidated balance sheet as of December 31, 2015.
In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $4 million as of December 31, 2015 related to these excess office facilities represents gross lease commitments with agreements expiring at various dates through 2023 of approximately $20 million, net of committed and estimated sublease income of approximately $15 million and a present value factor of $1 million. We have entered into signed sublease arrangements for approximately $2 million, with the remaining $13 million based on estimated future sublease income.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

The following table summarizes the restructuring accrual activity during the year ended December 31, 2015:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2014	$8	$5	$13
Restructuring charges	6	—	6
Cash payments	(7)	(1)	(8)
Balance, March 31, 2015	7	4	11
Restructuring charges	—	—	—
Cash payments	(4)	—	(4)
Balance, June 30, 2015	3	4	7
Restructuring charges	—	—	—
Cash payments	(1)	—	(1)
Accretion of net present value	—	1	1
Balance, September 30, 2015	2	5	7
Restructuring charges	2	—	2
Cash payments	—	(1)	(1)
Balance, December 31, 2015	$4	$4	$8
Note 10. Shareholders’ Equity
Our common stock activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Common stock outstanding at beginning of period	266.9	270.2	304.4
Issuance of common stock under stock option plans	12.0	5.3	5.1
Repurchase of common stock	(36.9)	(8.9)	(40.4)
Distribution of common stock held in deferred compensation trust	0.6	0.3	1.1
Common stock outstanding at end of period	242.6	266.9	270.2
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
Repurchases under the Program were suspended in March 2014 as we undertook a process to evaluate potential capital requirements that could result from our previously announced plan to consider organizational changes to enhance shareholder value. We later announced that our Board had unanimously approved a plan to proceed with the spin-off of most of its investments in new a BDC to our shareholders, with American Capital continuing as a public asset manager. During the first quarter of 2015, our Board of Directors determined that it was appropriate to reinstate authorization for share repurchases while we seek to accomplish the announced spin-off. We included the written notice to stockholders required by Section 23(c) of the 1940 Act regarding the possibility of share repurchases over the next six months in a Letter to Stockholders dated September 11, 2015. Our Board of Directors modified the Program during the fourth quarter of 2015 to authorize the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We have entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit.
In determining the quarterly amount, the Board of Directors will be guided by our net cash provided by operating activities in preceding quarters, our capital requirements associated with completion of the spin-off transaction, our cash position, operational issues, economic conditions and the current trading price of our common stock and other factors. During the year ended December 31, 2015, we repurchased a total of 36.9 million shares of our common stock in the open market for $526 million at an

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

average price of $14.25 per share. During the year ended December 31, 2014, we repurchased a total of 8.9 million shares of our common stock in the open market for $137 million at an average price of $15.38 per share. During the year ended December 31, 2013, we repurchased a total of 40.4 million shares of our common stock in the open market for $561 million at an average price of $13.90 per share.
The Program may be further suspended, terminated or modified at any time for any reason. The Program does not obligate us to acquire any specific number of shares of our common stock.
Note 11. Income Taxes
As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of December 31, 2015. Our tax fiscal year ends on September 30.
Effective October 1, 2014, we consolidated our wholly-owned portfolio company, European Capital in our consolidated financial statements. European Capital and its wholly-owned subsidiary, European Capital S.A. SICAR (collectively, “ECAS”) are both controlled foreign corporations for U.S. tax purposes. Each entity pays an immaterial amount of non-U.S. income taxes. ECAS may produce subpart F income that must be reported on the U.S. tax return of American Capital.
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
The following table sets forth the significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014:

	2015	2014
Deferred Tax Assets
Net operating loss carryforwards	$233	$195
Basis differences in ordinary investments	102	139
Stock-based compensation	57	65
Basis differences in investments held in European Capital	155	193
Other	25	25
Total ordinary deferred tax assets	572	617
Net capital loss carryforwards	72	—
Basis differences in capital investments	99	230
Total capital deferred tax assets	171	230
Total deferred tax assets	743	847
Less valuation allowance	(300)	(168)
Total deferred tax assets less valuation allowance	443	679

Deferred Tax Liabilities
Basis differences in ACAM	(231)	(309)
Other	(14)	(16)
Total deferred tax liabilities	(245)	(325)
Total net deferred tax asset	$198	$354
The table above classifies certain deferred tax assets and liabilities based on management’s estimate of the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from the above classification based on the ultimate form of recognition of the timing difference.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

As of December 31, 2015, our deferred tax asset was $743 million, our deferred tax liability was $245 million, our valuation allowance was $300 million and our net deferred tax asset was $198 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of December 31, 2015, we believe that it is more likely than not that we will have future ordinary income to realize the majority of our ordinary deferred tax assets and therefore did not record a valuation allowance against these ordinary deferred tax assets.
As of December 31, 2015, we determined that it is not more likely than not that we will be able to utilize our ordinary deferred tax asset related to our investment in European Capital in its entirety. In determining the amount of the valuation allowance to be established, we assessed all available evidence, both positive and negative. During the three months ended December 31, 2015, the negative evidence outweighed the positive evidence in determining whether it was more likely than not that the ordinary deferred tax asset would be realized. Significant negative evidence existed in management’s update to the strategic review, resulting in uncertainty about the ability to generate sufficient income to utilize the deductible inside basis differences and qualified deficits related to the investment in European Capital. We believe that $14 million of the ordinary deferred tax asset will be realized; however, we established a valuation allowance against the remaining portion of the ordinary deferred tax asset. As a result, we recognized a tax provision of $141 million associated with the establishment of the valuation allowance.
On April 1, 2015, the New York State Legislature passed legislation that enacted several tax law changes that impact American Capital. As a result of the tax law changes, it is more likely than not that a portion of our net operating losses (“NOL”) generated in New York City will expire unutilized. Therefore, during the year ended December 31, 2015, we recorded a $12 million valuation allowance against a $13 million deferred tax asset related to $144 million of NOLs generated in New York City.
We continue to maintain a valuation allowance against a significant portion of our capital deferred tax assets. We believe that it is more likely than not that we will be able to utilize $25 million of our capital deferred tax assets as of December 31, 2015 and we have established a valuation allowance of $147 million against the remaining capital deferred tax assets.
We continue to assess our ability to realize our existing capital deferred tax assets. We believe that due to the recent decision to solicit offers to acquire individual lines of business or the company in its entirety, certain investments that had previously been determined to be long-lived assets may provide a source of taxable income to realize certain capital deferred tax assets. Assessing the recoverability of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations, the character of expected income or loss as either capital or ordinary, and the application of existing tax laws in each jurisdiction. To the extent that future cash flows or the amount or character of taxable income differ significantly from these estimates, our ability to realize the deferred tax assets could be impacted.
Under ASC 718, our capital in excess of par value in our shareholders’ equity includes the excess tax benefits generated from our stock-based compensation plans when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes (“APIC Pool”). As of December 31, 2015, our APIC Pool totaled $35 million.
Additionally, under Sections 382 and 383 of the Code, following an “ownership change,” certain limitations apply to the use by a “loss corporation” of certain tax attributes including net operating loss carryforwards, capital loss carryforwards, unrealized built-in losses and tax credits arising before the “ownership change.” Such tax attributes represent substantially all of our deferred tax assets. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% shareholders” during a three-year period. In the event of an “ownership change,” the tax attributes that may be used to offset our future taxable income in each year after the “ownership change” will be subject to an annual limitation. In general, the annual limitation is equal to the product of the fair market value of our common stock on the date of the “ownership change” and the “long term tax exempt rate” (which is published monthly by the Internal Revenue Service), subject to specified adjustments. This limitation could accelerate our cash tax payments and could result in a significant portion of our deferred tax asset expiring before we could fully use it. On April 27, 2012, we amended our Certificate of Incorporation to impose certain restrictions on the transfer of our common stock through April 27, 2015. These restrictions reduced, but did not eliminate, the risk of an “ownership change” through their expiration date.
As of December 31, 2015, we estimate that we had $555 million of federal net operating loss carryforwards and various state net operating loss carryforwards for which we have recorded a gross ordinary deferred tax asset of $233 million. The ordinary deferred tax asset includes a reduction of $14 million for the excess tax benefits generated from our stock-based compensation plans that resulted in an increase in our net operating losses, but which may not be recorded until utilization. For federal income tax purposes, the net operating loss carryforwards expire in various years from 2030 through 2034. The timing and manner in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.
A reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory corporate income tax rate and our effective tax rate for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Tax on income computed at federal statutory corporate tax rate	$(12)	$174	$83
State taxes, net of federal tax benefit	(4)	22	12
Valuation allowance	142	(236)	7
Rate difference on dividend income	(10)	(10)	(6)
Change in state tax rate	(10)	(26)	(12)
Disallowed compensation pursuant to IRS Sec. 162(m)	—	13	—
Consolidation of ACCH	—	69	—
Consolidation of European Capital	—	71	—
Earnings of European Capital	10	—	—
Permanent difference on European Capital appreciation	—	(30)	—
State deferred tax offset by valuation allowance	—	—	(27)
Capital gain on tax deconsolidation of a CML subsidiary	35	—	—
Other	1	17	(4)
Total provision for income taxes	$152	$64	$53
During the first quarter of 2015, we restructured our investment in CML Pharmaceuticals, Inc. (“CML”), which resulted in the recognition of an ordinary loss. We recognized a $136 million ordinary loss on our equity investment in CML, which was $9 million less than the book realized loss of $145 million, due to consolidated basis adjustments in prior years as a result of CML filing with American Capital’s consolidated tax return. In addition, CML recognized an $83 million capital gain on an operating subsidiary that was offset by capital loss carryforwards at American Capital. We will not be reimbursed through the tax sharing agreement for the utilization of the capital loss carryforward and this was a permanent difference in income recognition. The net impact was a decrease of our gross deferred tax asset of $35 million, offset by a reduction in the valuation allowance of $35 million, resulting in no net tax impact to the provision.
During the first and second quarters of 2015, we recognized subpart F income on our U.S. tax return from our investment in European Capital that resulted in a $10 million tax provision, net of related changes in European Capital’s deferred tax assets.
We recognized a provision of $142 million in 2015 related to an increase in the valuation allowance against our net deferred tax assets. A significant portion of the increase is due to the change in judgment that it was not more likely than not that the company would be able to realize its deferred tax asset related to its investment in European Capital in its entirety.
Components of our tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Current Tax (Benefit) Provision
Federal	$(8)	$7	$2
State	1	—	1
Total current tax (benefit) provision	(7)	7	3

Deferred Tax Provision
Federal	143	49	50
State	16	8	—
Total deferred tax provision	159	57	50
Total provision for income taxes	$152	$64	$53
We identify our major tax jurisdictions as federal, New York and Maryland. The federal tax fiscal years ended September 30, 2012, 2013 and 2014 for American Capital remain subject to examination by the Internal Revenue Service (“IRS”). During

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

the first quarter of 2014, we received notice from the IRS that their examination of the September 30, 2008 tax year was concluded and no changes to income or tax resulted.
We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2015	$48
Increase related to positions taken during the current year	—
Unrecognized tax benefits - December 31, 2015	$48
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
Loan and Financing Agreements
As of December 31, 2015, we had commitments under loan and financing agreements to fund up to $213 million to 28 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of December 31, 2015, European Capital and its affiliates had a commitment of $62 million to fund European Capital UK SME Debt LP and $100 million to fund a European Capital debt fund (“ECAS debt fund”). In addition, as of December 31, 2015, ACAM had a commitment of $125 million to American Capital Equity III, LP, which is to be funded by an equity investment from American Capital. See Note 14 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of ACAM’s American Capital Equity III, LP’s commitment.
Non-Cancelable Operating Leases
We have non-cancelable operating leases for office space and office equipment. The leases expire over the next eleven years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2015, 2014 and 2013 was $10 million, $10 million and $9 million, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2015, net of any expected receipts under non-cancelable subleases, were as follows:

2016	$14
2017	14
2018	15
2019	14
2020	13
Thereafter	56
Total	$126

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Total Return Swaps
ACTRS, a wholly-owned consolidated affiliate of American Capital, entered into TRS transactions with Citibank, N.A. (the “2012 TRS” and “2012 TRS II”). The TRS’, which are non-recourse to American Capital, replicate the performance of reference pools of senior floating rate loans (each, a “Reference Pool”). The maximum amount of the loans that was included in the Reference Pool was $400 million (determined at the time each such loan is added to the Reference Pool) and the maximum cash collateral requirement was $100 million. As of December 31, 2014, ACTRS had provided $100 million of cash collateral for the loans in the 2012 TRS and 2012 TRS II Reference Pools, which is recorded in the financial statement line item restricted cash and cash equivalents in our consolidated balance sheets. As of December 31, 2014, the loans in the Reference Pools for the 2012 TRS and the 2012 TRS II had a notional of approximately $27 million. The 2012 TRS and 2012 TRS II matured in December 2014 and the posted cash collateral was returned to ACTRS in 2015.
Note 13. Significant Subsidiaries
We have determined that for the year ended December 31, 2015, or for the periods presented in our audited consolidated financial statements included in this Annual Report on Form 10-K, European Capital Limited, CML Pharmaceuticals, Inc., SEHAC Holding Corporation and WIS Holding Company, Inc. have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 4-08(g) of Regulation S-X, aggregate financial information for the nine months ended September 30, 2014 and year ended December 31, 2013 for European Capital Limited and for the years ended December 31, 2015, 2014 and 2013 for CML Pharmaceuticals, Inc., SEHAC Holding Corporation and WIS Holding Company, Inc. have been included as follows:

	2015	2014	2013
Current assets	$179	$248	$307
Noncurrent assets	$720	$1,667	$1,947
Current liabilities	$148	$162	$133
Noncurrent liabilities	$589	$818	$861
Redeemable preferred stock	$—	$222	$219

Total revenue	$926	$934	$829
Total operating expenses	$856	$853	$707
Net operating income	$70	$81	$122
Net income	$5	$22	$183
Note 14. Asset Sales
On August 5, 2015, we entered into a definitive agreement to sell certain CLO equity investments to American Capital CLO Fund I, LP (“ACAS CLO Fund I”) for $300 million. The purchase price was the aggregate fair value of the CLO equity investments as of June 30, 2015, subject to customary adjustments. The closing of the sale occurred on November 2, 2015. ACAS CLO Fund I is a $450 million private investment fund, which invests primarily in equity tranches of CLOs. ACAS CLO Fund I is managed by a subsidiary of ACAM for customary management and incentive fees.
The ECAS debt fund is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. During the fourth quarter of 2015, the ECAS debt fund had an additional closing of €69 million which increased the total capital commitments to €387 million. We anticipate a final closing by March 2016 to increase the investment capacity of the fund. The fund will have a three year investment period and a subsidiary of ACAM manages the ECAS debt fund for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles. The ECAS debt fund will be dissolved on March 19, 2025, unless extended. In April 2015, European Capital sold €162 million ($175 million) of investments at their approximate fair value in 9 portfolio companies to the ECAS debt fund. European Capital received €158 million ($170 million) for the sale of these assets and recognized a realized loss of €4 million ($5 million). As of December 31, 2015, European Capital’s investment in the ECAS debt fund had a cost basis and fair value of $81 million and $85 million, respectively. As of December 31, 2015, European Capital had an unfunded commitment of €91 million ($100 million) to the ECAS debt fund.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. For the three months ended June 30, 2015, we recognized a realized loss of $225 million on our WRH, Inc. equity investment offset by a (i) $115 million reversal of unrealized depreciation on the investment, (ii) $65 million reversal of unrealized depreciation on the Equity Option derivative and (iii) $45 million realized gain on the Equity Option. The Fund’s aggregate $1.1 billion capital commitment includes a commitment of $200 million from ACAM for Primary Investments, of which $125 million was undrawn as of December 31, 2015.
Note 15. Related Party Transactions
As a BDC, we are required by law to make available significant managerial assistance to our eligible portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. We have an operations team with significant turnaround and bankruptcy experience that assists our investment professionals in providing intensive operational and managerial assistance to our portfolio companies that require such assistance. As of December 31, 2015, we had board seats on 38 companies in our investment portfolio. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
The following table shows the operating revenue from our control investments, as defined under the 1940 Act, for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Operating Revenue - Control Investments
Interest and dividend income	$288	$263	$221
Fee income	$49	$42	$52
American Capital Asset Management
Our fund management business is conducted through ACAM. In general, ACAM provides investment management services through consolidated subsidiaries that enter into management agreements with each of its managed funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. Under the management agreements, ACAM’s responsibilities include, but are not limited to, sourcing, analyzing and executing investments and asset sales, delivering financial and compliance reports to investors in the funds under management, administering the daily business and affairs of the funds under management and performing other asset management duties. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the years ended December 31, 2015, 2014 and 2013, we recognized operating revenues from our investment in ACAM of $152 million, $111 million and $133 million, respectively.
European Capital
As discussed in Note 2 to these consolidated financial statements, we consolidated our investment in European Capital effective October 1, 2014. ACAM, through its subsidiary, ECAM, acts as the investment manager to European Capital. Under ACAM’s investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012, 2013 and 2014. During the first quarter of 2015, the investment management agreement with European Capital was amended to cancel the incentive fee for 2015 and going forward. The management fee charged by ACAM was $13 million for the

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

year ended December 31, 2015 and $5 million for the quarter ended December 31, 2014, which is included in our consolidated statements of operations.
As discussed in Note 6 to these consolidated financial statements, European Capital has issued Redeemable Preferred Shares to employees of ECAM as part of long term employee incentive plans. These shares are redeemable by European Capital based on the aggregate returns on investments made after January 1, 2012 and are treated as mandatorily redeemable preferred stock in our consolidated balance sheets in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. The fair value of the Redeemable Preferred Shares as of December 31, 2015 and 2014 was $34 million and $82 million, respectively, which is included in other liabilities in our consolidated balance sheets. For the year ended December 31, 2015, Redeemable Preferred Shares were redeemed and European Capital realized a loss of $46 million offset by a reversal of unrealized depreciation of $46 million, which is included in net realized (loss) gain and net unrealized appreciation in our consolidated statements of operations.
American Capital Equity I, LLC and American Capital Equity II, LP
On June 30, 2015, we entered into stock purchase agreements with American Capital Equity I, LLC and American Capital Equity II, LP under which we acquired secondary and add-on investments in 24 portfolio companies for an aggregate purchase price of $145 million. The initial purchase price for such investments was based on the fair value of the investments as of March 31, 2015, but is potentially subject to increase on June 30, 2016 as a result of certain post-closing adjustments. For the year ended December 31, 2015, we recorded $31 million of net unrealized depreciation after our acquisition of these investments, which is included in net unrealized appreciation in our consolidated statements of operations.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions, except per share data)

Note 16. Selected Quarterly Data (Unaudited)
The following tables present our quarterly financial information for the fiscal years ended December 31, 2015 and 2014:

	Three Months Ended				Year Ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total operating revenue	$154	$168	$176	$173	$671
Net operating income (“NOI”)	$50	$67	$75	$61	$253
Net increase (decrease) in net assets resulting from operations	$15	$62	$(37)	$(227)	$(187)
NOI per basic common share(2)	$0.18	$0.25	$0.28	$0.24	$0.95
NOI per diluted common share(2)	$0.18	$0.24	$0.28	$0.24	$0.95
Net earnings (loss) per basic common share(2)	$0.06	$0.23	$(0.14)	$(0.88)	$(0.70)
Net earnings (loss) per diluted common share(2)	$0.05	$0.22	$(0.14)	(0.88)	$(0.70)
Weighted average shares outstanding
Basic	271.1	272.4	267.7	257.6	267.2
Diluted	282.9	283.4	267.7	257.6	267.2

	Three Months Ended				Year Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014(1)
Total operating revenue	$84	$100	$129	$158	$471
Net operating income	$5	$26	$51	$35	$117
Net increase in net assets resulting from operations	$70	$212	$114	$38	$434
NOI per basic common share(2)	$0.02	$0.10	$0.19	$0.13	$0.44
NOI per diluted common share(2)	$0.02	$0.09	$0.18	$0.12	$0.42
Net earnings per basic common share(2)	$0.26	$0.80	$0.43	$0.14	$1.62
Net earnings per diluted common share(2)	$0.25	$0.76	$0.41	$0.14	$1.55
Weighted average shares outstanding
Basic	270.7	266.2	267.1	269.0	268.2
Diluted	283.4	278.5	279.9	281.1	280.7
 ——————————

(1)	Effective October 1, 2014, European Capital’s financial results have been consolidated with the financial results of American Capital.

(2)	Quarterly amounts may not equal full-year amounts due to changes in the weighted average shares outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “BOARD AND GOVERNANCE MATTERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CERTAIN TRANSACTIONS WITH RELATED PERSONS.”

Item 11.	Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITEE”, “SUMMARY COMPENSATION TABLE”, “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2015”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END”, “OPTION EXERCISES AND STOCK VESTED”, “SEVERANCE AND CHANGE OF CONTROL PAYMENTS”, “PROPOSAL 1: ELECTION OF DIRECTORS” and “COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14.	Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the heading “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT FOR 2016.”
PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements.
The following financial statements and related notes are filed herewith (all financial statements listed below are those of American Capital and its consolidated subsidiaries):

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2015, 2014 and 2013.
Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2015, 2014, 2013, 2012 and 2011.

Consolidated Schedule of Investments as of December 31, 2015 and 2014.

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
Statements of Cash Flows for the Fiscal Years Ended December 31, 2014, 2013 and 2012.
Financial Highlights for the Fiscal Years Ended December 31, 2014, 2013 and 2012.
Schedule of Investments as of December 31, 2014 and 2013.
The following financial statements and related notes of American Capital Asset Management, LLC are filed herewith pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets as of December 31, 2015 and 2014.
Statements of Operations for the Fiscal Years Ended December 31, 2015, 2014 and 2013.
Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2015, 2014 and 2013.
Statements of Cash Flows for the Fiscal Years Ended December 31, 2015, 2014 and 2013.
Statements of Changes in Member's Equity for the Fiscal Years Ended December 31, 2015, 2014 and 2013.

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

*4.4.	Supplemental Indenture, dated as of September 10, 2014, between AC Corporate Holdings, Inc. and U.S. Bank National Association, filed herewith.

*4.5.
Second Supplemental Indenture, dated as of August 10, 2015, between ACE Acquisition Holdings, LLC and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 of Form 10-Q (File No. 814-00149), filed November 9, 2015.

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

*10.7.
Second Amended and Restated Credit Agreement, dated as of December 11, 2015, among ACAS Funding I, LLC, as Borrower, the lender parties thereto and Bank of America, N.A., as Administrative Agent, filed herewith.

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

*10.11.	Credit Agreement, dated as of October 30, 2014, among ACAS Funding II, LLC, as Borrower, the lender parties thereto and Deutsche Bank AG, New York Branch, as Administrative Agent, filed herewith.

*10.12.
First Amendment to Credit Agreement, dated as of December 14, 2015, among ACAS Funding II, LLC, as Borrower, the lender parties thereto and Deutsche Bank AG, New York Branch, as Administrative Agent, filed herewith.

*10.13.
Security Agreement, dated as of October 30, 2014, between ACAS Funding II, LLC, as Borrower, and Deutsche Bank AG, New York Branch, as Administrative Agent, incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2014 (File No. 814-00149) filed March 2, 2015.

*10.14.
Custodial Agreement, dated as of October 30, 2014, among ACAS Funding II, LLC, as Borrower, American Capital Leveraged Finance Management, LLC, as Manager, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Custodian, incorporated herein by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2014 (File No. 814-00149) filed March 2, 2015.

*10.15.
Contribution and Master Participation Agreement, dated as of October 30, 2014, between American Capital, Ltd. and ACAS Funding II, LLC, incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2014 (File No. 814-00149) filed March 2, 2015.

*10.16.
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

†*10.21.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Samuel A. Flax and American Capital, Ltd., incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.22.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Samuel A. Flax effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.18 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.23.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O’Brien and American Capital, Ltd., incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.24.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Gordon O’Brien effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.14 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.25.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Ira Wagner and American Capital, Ltd. thereto, incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.26.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Ira Wagner effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.10 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.27.
Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Malon Wilkus and American Capital, Ltd., incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended March 31, 2009 (File No. 814-00149), filed May 11, 2009.

†*10.28.
Amendment No.1 to Amended and Restated Employment Agreement between American Capital, Ltd. and Malon Wilkus effective as of December 10, 2009, incorporated herein by reference to Exhibit 2.k.6 of Form N-2 (File No. 333-183296), filed September 14, 2012.

†*10.29.
Form of Indemnification Agreement entered into by and between American Capital, Ltd. and each of Mary Baskin, Neil Hahl, Philip Harper, Stan Lundine, Kristen L. Manos, Susan K. Nestegard, Kenneth Peterson, Jr., Alvine Puryear, David G. Richards and Malon Wilkus, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 814-00149), filed October 28, 2009.

†*10.30.
Form of American Capital Strategies, Ltd. 2000 Employee Stock Option Plan, incorporated herein by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed April 5, 2000, as amended by Amendment No. 1, incorporated herein by reference to Exhibit II of the Definitive Proxy Statement for the 2001 Annual Meeting (File No. 814-00149), filed April 3, 2001.

†*10.31.
Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2002 Annual Meeting (File No. 814-00149), filed April 12, 2002.

†*10.32.
Form of American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2003 Annual Meeting (File No. 814-00149), filed April 10, 2003.

†*10.33.
Form of American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated herein by reference to Exhibit II of the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed March 26, 2004.

†*10.34.
Form of American Capital Strategies, Ltd. 2005 Employee Stock Option Plan, incorporated herein by reference to Exhibit III of the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed April 26, 2005.

†*10.35.
Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149), filed April 11, 2006.

†*10.36.
Form of American Capital Strategies, Ltd. 2007 Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2007 Annual Meeting (File No. 814-00149), filed March 27, 2007.

†*10.37.
Form of American Capital Strategies, Ltd. 2008 Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed April 9, 2008.

†*10.38.
Form of American Capital, Ltd. 2009 Stock Option Plan, incorporated herein by reference to Exhibit II of the Definitive Proxy Statement for the 2009 Annual Meeting (File No. 814-00149), filed April 30, 2009.

†*10.39.
Form of 2014 Amended and Restated American Capital Performance Incentive Plan, as adopted June 12, 2014, incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2014 (File No. 814-00149), filed August 11, 2014.

†*10.40.
Form of Acceptance and Election Agreement for Amended and Restated American Capital Incentive Bonus Plan, incorporated herein by reference to Exhibit 2.i.12 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-133571), filed June 26, 2006.

†*10.41.
Form of American Capital, Ltd. 2010 Disinterested Director Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2010 Annual Meeting (File No. 814-00149), filed August 6, 2010.

†*10.42.
Amended and Restated American Capital Strategies, Ltd. Employee Stock Ownership Plan, effective as of January 1, 2009 Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*10.43.
Agreement and Release dated as of March 12, 2015, between American Capital, Ltd. and Malon Wilkus, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2015 (File No. 814-00149), filed May 11, 2015.

†*10.44.
Form of American Capital, Ltd. Employee Cash Incentive Plan, incorporated herein by reference to Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting (File No. 814-00149), filed March 11, 2015.

*10.45.
First Amended and Restated Custody Agreement, dated as of April 15, 2015, between American Capital, Ltd. and U.S. Bank National Association, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2015 (File No. 814-00149), filed May 11, 2015.

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

1) AC Corporate Holdings, Inc., a Delaware corporation

2) ACAS Funding I, LLC, a Delaware limited liability company

3) ACAS Funding II, LLC, a Delaware limited liability company

4) ACE Acquisition Holdings, LLC, a Delaware limited liability company

5) American Capital Agent Services, LLC, a Delaware limited liability company

6) European Capital Limited, a private limited company incorporated in the United Kingdom

23.1.	Consent of Ernst & Young LLP.

23.2.	Consent of Ernst & Young LLP relating to the financial statements of European Capital Limited.

23.3.	Consent of Ernst & Young LLP relating to the financial statements of American Capital Asset Management, LLC.

24.	Powers of Attorneys of directors and officers.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	European Capital Limited Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the Three Years Ended December 31, 2014.

99.2.	American Capital Asset Management, LLC Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the Three Years Ended December 31, 2015.

*	Fully or partly previously filed

†	Management contract or compensatory plan or arrangement

(b)	Exhibits
See the exhibits filed herewith.

(c)	Additional financial statement schedules
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Chief Financial Officer
Date: February 16, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 16, 2016
Malon Wilkus

/s/ JOHN R. ERICKSON	Chief Financial Officer (Principal Financial Officer)	February 16, 2016
John R. Erickson

*	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2016
Mark Lindsey

*	Director	February 16, 2016
Mary C. Baskin

*	Director	February 16, 2016
Neil M. Hahl

*	Director	February 16, 2016
Philip R. Harper

*	Director	February 16, 2016
Stan Lundine

*	Director	February 16, 2016
Susan K. Nestegard

*	Director	February 16, 2016
Kenneth D. Peterson, Jr.

*	Director	February 16, 2016
Alvin N. Puryear

*	Director	February 16, 2016
David G. Richards

* By: /s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES As of and for the year ended December 31, 2015 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2014 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2015 Fair Value
AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Mezzanine Debt	$2.7	$—	$5.0	$2.9	$3.4	$4.5
	Common Stock	6.7	8.5	25.7	7.3	8.5	24.5
		9.4	8.5	30.7	10.2	11.9	29.0
ACAS Wachovia Investments, L.P.	Partnership Interest	—	—	0.6	0.2	0.3	0.5
ACEI Singapore Holdings Private LTD	Common Stock	—	—	—	7.1	—	7.1
American Capital Asset Management, LLC	Mezzanine Debt	1.7	—	33.0	2.0	—	35.0
	Common Membership Interest	124.7	12.8	1,131.4	187.5	288.9	1,030.0
		126.4	12.8	1,164.4	189.5	288.9	1,065.0
American Driveline Systems, Inc.	Mezzanine Debt	3.9	—	—	47.7	—	47.7
	Redeemable Preferred Stock	—	—	20.6	1.6	2.0	20.2
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		3.9	—	20.6	49.3	2.0	67.9
ASAP Industries Holdings, LLC	Mezzanine Debt	—	—	20.5	—	20.5	—
	Membership Units	—	—	15.0	—	15.0	—
		—	—	35.5	—	35.5	—
BMR Energy LLC	Preferred Units	1.7	—	11.9	22.6	—	34.5
	Common Units	—	—	—	17.5	—	17.5
		1.7	—	11.9	40.1	—	52.0
Capital.com, Inc.	Common Stock	—	—	—	—	—	—
CML Pharmaceuticals, Inc.	Senior Debt	11.1	—	289.8	109.6	301.5	97.9
	Mezzanine Debt	13.9	—	—	141.0	—	141.0
	Redeemable Preferred Stock	—	—	—	61.1	51.1	10.0
	Convertible Preferred Stock	—	—	—	—	—	—
		25.0	—	289.8	311.7	352.6	248.9
Contour Semiconductor, Inc.	Senior Debt	(0.6)	—	9.3	0.3	9.6	—
	Convertible Preferred Stock	—	—	—	—	—	—
		(0.6)	—	9.3	0.3	9.6	—
Core Financial Holdings, LLC	Common Units	—	—	0.2	0.1	0.3	—
Dyno Holding Corp.	Senior Debt	3.5	—	35.2	0.7	35.9	—
	Mezzanine Debt	3.9	—	16.7	—	16.7	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
		7.4	—	51.9	0.7	52.6	—
ECA Acquisition Holdings, Inc.	Senior Debt	0.8	—	6.8	3.0	0.9	8.9
	Mezzanine Debt	(3.1)	0.7	18.1	—	7.0	11.1
	Redeemable Preferred Stock	—	—	—	1.6	1.6	—
	Common Stock	—	—	4.7	1.5	6.2	—
		(2.3)	0.7	29.6	6.1	15.7	20.0
eLynx Holdings, Inc.	Convertible Preferred Stock	14.0	—	16.0	23.7	—	39.7
	Redeemable Preferred Stock	3.4	—	—	3.4	3.4	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—
		17.4	—	16.0	27.1	3.4	39.7
EXPL Pipeline Holdings LLC	Senior Debt	3.7	—	46.8	1.0	4.1	43.7
	Common Membership Units	—	—	20.1	17.1	—	37.2
		3.7	—	66.9	18.1	4.1	80.9
FAMS Acquisition, Inc.	Mezzanine Debt	5.8	—	40.7	1.1	10.7	31.1
Fosbel Holding, Inc.	Mezzanine Debt	(1.3)	—	13.5	1.0	14.5	—
FPI Holding Corporation	Senior Debt	—	—	11.6	0.4	12.0	—
Group Montana, Inc.	Senior Debt	0.4	—	6.4	0.8	1.6	5.6
	Convertible Preferred Stock	(0.7)	—	6.7	—	1.6	5.1
	Common Stock	—	—	1.6	—	1.6	—
		(0.3)	—	14.7	0.8	4.8	10.7

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2015 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2014 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2015 Fair Value
Halex Holdings, Inc.	Senior Debt	1.5	—	18.8	0.2	3.4	15.6
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	11.7	—	11.7
		1.5	—	18.8	11.9	3.4	27.3
HALT Medical, Inc.	Senior Debt	—	—	35.6	25.2	37.5	23.3
	Convertible Preferred Stock	—	—	—	1.9	1.9	—
	Common Stock	—	—	—	—	—	—
		—	—	35.6	27.1	39.4	23.3
Hard 8 Games, LLC	Senior Debt	1.2	—	8.2	29.3	2.6	34.9
	Membership Unit	—	—	28.8	5.0	10.7	23.1
		1.2	—	37.0	34.3	13.3	58.0
Hollyhock Limited	Common Stock	—	—	21.2	12.0	—	33.2
LLSC Holdings Corporation	Convertible Preferred Stock	—	—	13.8	5.0	—	18.8
	Common Stock	—	—	—	0.4	—	0.4
	Common Stock Warrants	—	—	—	0.3	—	0.3
		—	—	13.8	5.7	—	19.5
Montgomery Lane, LLC	Common Membership Units	—	—	6.9	—	0.5	6.4
MW Acquisition Corporation	Mezzanine Debt	3.8	—	24.0	0.2	—	24.2
	Redeemable Preferred Stock	0.4	—	2.3	0.5	—	2.8
	Convertible Preferred Stock	11.8	—	17.9	45.3	—	63.2
	Common Stock	—	—	—	5.7	—	5.7
		16.0	—	44.2	51.7	—	95.9
NECCO Holdings, Inc.	Senior Debt	—	0.9	8.9	61.6	56.5	14.0
	Common Stock	—	—	—	—	—	—
		—	0.9	8.9	61.6	56.5	14.0
NECCO Realty Investments, LLC	Senior Debt	—	—	19.9	5.0	—	24.9
	Common Membership Units	—	—	—	—	—	—
		—	—	19.9	5.0	—	24.9
Orchard Brands Corporation	Common Stock	—	—	87.9	—	87.9	—
PHC Sharp Holdings, Inc.	Senior Debt	0.2	—	1.4	—	—	1.4
	Mezzanine Debt	11.5	—	25.6	11.5	5.0	32.1
	Common Stock	—	—	—	—	—	—
		11.7	—	27.0	11.5	5.0	33.5
RD Holdco Inc.	Senior Debt	2.7	—	17.1	0.8	1.3	16.6
	Common Stock	—	—	18.6	—	4.7	13.9
	Common Stock Warrants	—	—	2.3	—	0.6	1.7
		2.7	—	38.0	0.8	6.6	32.2
Rebellion Media Group Corp.	Senior Debt	(0.3)	—	3.5	0.7	0.3	3.9
	Convertible Preferred Stock	—	—	—	—	—	—
		(0.3)	—	3.5	0.7	0.3	3.9
Scanner Holdings Corporation	Mezzanine Debt	3.3	—	20.5	5.4	9.3	16.6
	Convertible Preferred Stock	2.8	—	5.4	8.4	2.6	11.2
	Common Stock	0.1	—	—	—	—	—
		6.2	—	25.9	13.8	11.9	27.8
SEHAC Holding Corporation	Convertible Preferred Stock	10.2	—	103.6	56.1	1.2	158.5
	Common Stock	0.1	—	1.0	0.6	—	1.6
		10.3	—	104.6	56.7	1.2	160.1
Soil Safe Acquisition Corp.	Senior Debt	3.2	—	36.2	2.2	4.0	34.4
	Mezzanine Debt	11.4	—	67.1	5.5	0.3	72.3
	Common Stock	—	—	9.2	6.1	—	15.3
		14.6	—	112.5	13.8	4.3	122.0
Taiba Wind Energy, LLC	Membership Units	—	—	—	1.3	—	1.3
TestAmerica Environmental Services, LLC	Mezzanine Debt	—	—	—	—	—	—
	Common Units	—	—	—	—	—	—
		—	—	—	—	—	—

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2015 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2014 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2015 Fair Value
Warner Power, LLC	Mezzanine Debt	—	—	2.6	0.9	2.6	0.9
	Redeemable Preferred Membership Units	—	—	—	—	—	—
	Common Membership Units	—	—	—	—	—	—
		—	—	2.6	0.9	2.6	0.9
WIS Holding Company, Inc.	Convertible Preferred Stock	(3.0)	—	82.9	65.2	63.6	84.5
	Common Stock	—	—	16.9	4.6	21.5	—
		(3.0)	—	99.8	69.8	85.1	84.5

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited	Redeemable Preferred Stock	7.0	—	36.5	9.0	3.7	41.8
	Common Stock	—	—	103.6	30.6	10.5	123.7
		7.0	—	140.1	39.6	14.2	165.5
Columbo TopCo Limited	Redeemable Preferred Stock	2.5	—	—	73.7	26.4	47.3
	Common Stock	—	—	—	1.2	1.2	—
		2.5	—	—	74.9	27.6	47.3
European Capital Private Debt LP	Partnership Interest	3.8	—	—	103.9	19.0	84.9
European Capital UK SME Debt LP	Partnership Interest	0.6	—	0.6	12.3	0.6	12.3
Financière H S.A.S.	Mezzanine Debt	5.6	—	9.5	—	9.5	—
	Convertible Preferred Stock	—	—	—	—	—	—
		5.6	—	9.5	—	9.5	—
Financière Newglass S.A.S.(6)	Convertible Preferred Stock	4.9	—	26.1	—	26.1	—
	Common Stock	—	—	6.2	—	6.2	—
		4.9	—	32.3	—	32.3	—
Financière Tarmac S.A.S.	Senior Debt	0.5	—	5.1	0.3	1.6	3.8
	Mezzanine Debt	12.7	—	39.3	32.5	7.7	64.1
	Convertible Preferred Stock	—	—	—	—	—	—
	Redeemable Preferred Stock	—	—	—	—	—	—
		13.2	—	44.4	32.8	9.3	67.9
HCV1 S.A.S(7)	Senior Debt	—	—	—	3.4	—	3.4
	Common Stock	—	—	—	—	—	—
		—	—	—	3.4	—	3.4
Holding Saint Augustine S.A.S.	Senior Debt	—	—	4.9	—	4.9	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Redeemable Preferred Stock	—	—	1.0	—	1.0	—
		—	—	5.9	—	5.9	—
Miles 33 Limited	Senior Debt	0.3	—	8.3	0.9	1.7	7.5
	Mezzanine Debt	(1.9)	0.3	16.7	—	3.3	13.4
	Redeemable Preferred Stock	—	—	8.6	—	8.6	—
	Common Stock	—	—	—	—	—	—
		(1.6)	0.3	33.6	0.9	13.6	20.9
Subtotal Control Investments		$293.1	$23.2	$2,782.4	$1,310.2	$1,268.9	$2,823.7

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Common Stock	$—	$—	$7.9	$5.8	$—	$13.7
Mobipark S.A.S.(8)	Senior Debt	0.1		—	3.7	0.3	3.4
	Convertible Preferred Stock	—	—	—	21.4	0.4	21.0
	Redeemable Preferred Stock	—	—	—	24.0	—	24.0
		0.1	—	—	49.1	0.7	48.4
NSI Holdings, Inc.(9)	Redeemable Preferred Stock	0.6	—	—	0.6	0.6	—
Primrose Holding Corporation	Common Stock	1.3	3.4	4.6	5.3	3.4	6.5
Qualitor Component Holdings, LLC(10)	Redeemable Preferred Units	0.1	—	—	—	—	—
Roark - Money Mailer, LLC(8)	Common Membership Units	—	—	—	1.7	—	1.7

Schedule 12-14 AMERICAN CAPITAL, LTD. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued) As of and for the year ended December 31, 2015 (in millions)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2014 Fair Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2015 Fair Value
EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH	Senior Debt	0.3	—	2.1	0.3	0.4	2.0
	Mezzanine Debt	0.1	—	2.6	2.5	0.2	4.9
		0.4	—	4.7	2.8	0.6	6.9
Mobipark S.A.S.(11)	Senior Debt	—	—	2.2	—	2.2	—
	Convertible Preferred Stock	—	—	1.7	—	1.7	—
	Redeemable Preferred Stock	—	—	4.4	—	4.4	—
		—	—	8.3	—	8.3	—
Subtotal Affiliate Investments		$2.5	$3.4	$25.5	$65.3	$13.6	$77.2
Total Control and Affiliate Investments		$295.6	$26.6	$2,807.9	$1,375.5	$1,282.5	$2,900.9

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(6)
As of December 31, 2014, the portfolio company was classified as a Control Investment. As of December 31, 2015, European Capital no longer has a controlling interest in the portfolio company and is therefore classified as a Non-Control Investment.

(7)
As of December 31, 2014, the portfolio company was classified as a Non-Control Investment. As of December 31, 2015, European Capital now has more than 25% voting interest or has greater than 50% representation of the board of directors of the portfolio company and is therefore classified as a Control Investment.

(8)
As of December 31, 2014, the portfolio company was classified as a Non-Control Investment. As of December 31, 2015, American Capital now has between 5% and 25% of the voting interest of the portfolio company and is therefore classified as an Affiliate Investment.

(9)
The portfolio company, which had zero cost basis and fair value as of December 31, 2014 and December 31, 2015, accrued and collected PIK dividends and recognized income for the PIK dividends collected.

(10)
The portfolio company, which was classified as an Affiliate Investment, was exited as of December 31, 2014. During the year ended December 31, 2015, American Capital collected additional PIK dividends and recognized income in excess of the amount accrued at the time of exit.

(11)
As of December 31, 2014, the portfolio company was classified as an Affiliate Investment. As of December 31, 2015, European Capital no longer has a controlling interest in the portfolio company and is therefore classified as a Non-Control Investment.

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