Form 10-K/A
period 2015-12-31
AMERICAN CAPITAL, LTD
filed 2016-04-29
CIK 817473

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

EXPLANATORY NOTE

On February 17, 2016, we filed our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged, and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS
We believe that all of our directors possess the personal and professional qualifications necessary to serve as a member of our Board of Directors. Our directors have been evaluated by the Compensation, Corporate Governance and Nominating Committee pursuant to the guidelines described above under “Board and Governance Matters—Board Membership Criteria” and the determination was made that each of them fulfills and exceeds the qualities that we look for in members of our Board of Directors. Other than Mr. Wilkus, each of the directors is independent as defined in the NASDAQ listing standards and is not an “Interested Person” as defined in Section 2(a)(19) of the 1940 Act.
The information set forth below is as of April 25, 2016, with respect to each of our directors. The business address of each director is American Capital, Ltd., 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814. We have highlighted specific attributes for each Board member below.
Director Nominee Biographies and Qualifications

MARY C. BASKIN, 65
Director Since: 2000 Board Committees: • Audit, Compliance and Valuation • Executive

Professional Experience:
Ms. Baskin has been Managing Director of the Ansley Consulting Group, a retained executive search firm, since 1999. From 1997 to 1999, Ms. Baskin served as Partner of Quayle Partners, a start-up consulting firm that she helped found. From 1996 to 1997, Ms. Baskin served as Vice President and Senior Relationship Manager for Harris Trust and Savings Bank. From 1990 to 1996, Ms. Baskin served as Director, Real Estate Division and Account Officer, Special Accounts Management Unit, for the Bank of Montreal. The Board has determined that Ms. Baskin is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Act).

Director Qualifications:
Ms. Baskin’s experience in finance, accounting, risk management and executive compensation matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

NEIL M. HAHL, 67
Director Since: 1997 Board Committees: • Audit, Compliance and Valuation (Chairman)

Professional Experience:
Mr. Hahl is a general business consultant. He was President of The Weitling Group, a business consulting firm, from 1996 to 2001. From 1995 to 1996, Mr. Hahl served as Senior Vice President of the American Financial Group. From 1982 to 1995, Mr. Hahl served as Senior Vice President and Chief Financial Officer and a Director of The Penn Central Corporation. The Board has also determined that Mr. Hahl is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Act).

Director Qualifications:
Mr. Hahl’s public company experience with corporation acquisitions and divestitures, as well as his accounting, finance and risk management expertise, including his extensive experience as a senior executive responsible for the preparation of financial statements, strengthen our Board’s collective qualifications, skills, experience and viewpoints.

PHILIP R. HARPER, 72
Director Since: 1997 Board Committees: • Compensation, Corporate Governance and Nominating (Chairman) • Executive

Professional Experience:
Mr. Harper is the retired Chairman of US Investigations Services, LLC (“USIS”), a company that provides business intelligence and risk management solutions, security and related services and expert staffing solutions for businesses and federal agencies. He served as Chairman from 1996 to 2007. From 1996 to 2005, he was also the Chief Executive Officer and President of USIS. From 1991 to 1994, Mr. Harper served as President of Wells Fargo Alarm Services. From 1988 to 1991, Mr. Harper served as President of Burns International Security Services-Western Business Unit. Mr. Harper served in the U.S. Army from 1961 to 1982, where he commanded airborne infantry and intelligence units.

Director Qualifications:
Mr. Harper’s extensive senior executive officer and board service and his experience with executive compensation and corporate governance matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

STAN LUNDINE, 77
Director Since: 1997 Board Committees: • Compensation, Corporate Governance and Nominating

Professional Experience:
Mr. Lundine is a former U.S. Congressman and retired attorney and hospital executive. From 1995 to 2008, he served as Of Counsel to the law firm of Sotir and Goldman and as Executive Director of the Chautauqua County Health Network, a consortium of four hospitals. He was also President of the Chautauqua Integrated Delivery System, Inc., a forprofit Physician/Hospital organization. From 1987 to 1994, Mr. Lundine served as Lieutenant Governor of New York and chaired several boards and councils in addition to assisting the Governor on a variety of tasks. From 1976 until 1987, Lundine was a Member of Congress serving on the Banking Committee and the Committee on Science and Technology. From 1970 until his election to Congress, Lundine was Mayor of Jamestown, NY and an executive or board member of various governmental entities and institutions. Mr. Lundine currently serves on the board of directors of American Capital Senior Floating, Ltd. (NASDAQ: ACSF) and has served on the boards of numerous private companies and non-profit organizations.

Director Qualifications:
Mr. Lundine’s extensive legal, board and government service and his experience with corporate governance and executive compensation matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

KRISTEN L. MANOS, 56
Director Since: 2015 Board Committees: • Audit, Compliance and Valuation

Professional Experience:
Ms. Manos is a partner with Sanderson Berry, a business strategy and advisory services firm. In 2014, Ms. Manos retired as President, Americas of Wilsonart LLC, the leading producer of high pressure decorative laminates in North America, a position she held since February 2012. She was responsible for the direction and operation of the business, and led the company through its sale to a private equity firm. From 2004 to 2009, Ms. Manos served as Executive Vice President of Herman Miller, Inc., a global manufacturer and distributor of furnishings for a wide variety of professional and residential spaces. Ms. Manos was President of Herman Miller North American Office Environments, where she directly participated in corporate risk evaluation, risk management and scenario planning for clients and their facilities. In 2009, Ms. Manos was elected to the Board of Directors of KeyCorp (NYSE: KEY), where she serves on the Audit Committee. She has previously served on the boards of Select Comfort Corporation (NASDAQ: SCSS), Holland Hospital and International Relief and Development, where she also served as interim Chief Executive Officer in 2014.

Director Qualifications:
Ms. Manos’ extensive leadership and operational and manufacturing experience in global organizations along with her public and private company board service strengthen our Board’s collective qualifications, skills, experience and viewpoints.

SUSAN K. NESTEGARD, 55
Director Since: 2013 Board Committees: • Audit, Compliance and Valuation

Professional Experience:
Ms. Nestegard is the former Executive Vice President and President, Global Healthcare Sector, of Ecolab Inc., a provider of water, hygiene and energy technologies and services. She led the company’s healthcare sector from 2008 to 2012, and was Senior Vice President, Research, Development and Engineering, and Chief Technical Officer for Ecolab from 2003 to 2008. In 2014, Ms. Nestegard served as interim Chief Executive Officer of Cambridge Major Laboratories, Inc., an American Capital portfolio company. She also has over 20 years experience with 3M Company in research and development, technology leadership, and business management. Since 2009, she has been a Director of Hormel Foods Corporation (NYSE: HRL).

Director Qualifications:
Ms. Nestegard’s extensive senior executive and public company board service and corporate operational experience strengthen our Board’s collective qualifications, skills, experience and viewpoints.

KENNETH D. PETERSON, JR., 63
Director Since: 2001 Board Committees: • None

Professional Experience:
Mr. Peterson has been Chief Executive Officer of Columbia Ventures Corporation, a private equity firm holding interests in domestic and international telecommunications, specialty chemicals, real estate and other industries, since 1988. He is also a member of the Board of Directors of Metro One Telecommunications, Inc.

Director Qualifications: Mr. Peterson’s extensive board, senior executive and private equity experience strengthen our Board’s collective qualifications, skills, experience and viewpoints.

ALVIN N. PURYEAR, 78
Director Since: 1998 Board Committees: • Compensation, Corporate Governance and Nominating • Executive

Professional Experience:
Dr. Puryear is Professor Emeritus of Management and Entrepreneurship at Baruch College of the City University of New York where he was the initial recipient of the Lawrence N. Field Professorship in Entrepreneurship. Additionally, Dr. Puryear is a management consultant, who advises existing and new businesses with high-growth potential. Prior to his appointment at Baruch College, Dr. Puryear was on the faculty of the graduate school of business administration at Rutgers University. During leaves-of-absence from Baruch, he served as a Vice President at the Ford Foundation and First Deputy Comptroller for the City of New York. Before joining the academic community, he held executive positions in finance and information technology with the Mobil Corporation and Allied Chemical Corporation, respectively. He is also a member of the Boards of Directors of American Capital Agency Corp. (NASDAQ: AGNC) and American Capital Mortgage Investment Corp. (NASDAQ: MTGE).

Director Qualifications:
Dr. Puryear’s extensive academic and board service and his experience in finance, corporate governance and executive compensation matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

MALON WILKUS*, 64
Director Since: 1986 Board Committees: • Executive (Chairman)

Professional Experience:
Mr. Wilkus founded American Capital in 1986 and has served as our Chief Executive Officer and Chairman of the Board of Directors since that time, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as our President from 2001 to 2008 and from 1986 to 1999. In addition, Mr. Wilkus is the President of American Capital Asset Management, LLC, our fund management portfolio company, and has been the Chief Executive Officer and Chair of the Board of Directors of American Capital Senior Floating, Ltd. (NASDAQ: ACSF) since February 2013. He was also Chief Executive Officer and Chair of the Board of Directors of American Capital Agency Corp. (NASDAQ: AGNC) from 2008 to March 2016 and American Capital Mortgage Investment Corp. (NASDAQ: MTGE) from 2011 to March 2016.

Director Qualifications:
Mr. Wilkus’ extensive board and senior executive experience investing in and managing private and public investment vehicles and his financial expertise and deep knowledge of our business as our founder and Chief Executive Officer strengthen our Board’s collective qualifications, skills, experience and viewpoints.

DAVID G. RICHARDS, 43
Director Since: 2015 Board Committees: • Executive • Audit, Compliance and Valuation

Professional Experience:
David G. Richards is a former Portfolio Manager with Pine River Capital Management, a global alternative asset management firm, where he focused on investments in the financial sector.  Prior to joining Pine River in 2011, Mr. Richards was an analyst with Goldentree Asset Management.  Earlier in his career, Mr. Richards held analyst positions with Citadel Investment Group, Raymond James & Associates and SunTrust Bank.

Director Qualifications: Mr. Richards’ experience in asset management and finance matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

*	Director who is an “Interested Person” as defined in Section 2(a)(19) of the 1940 Act. Mr. Wilkus is an Interested Person because he is our employee and officer.

EXECUTIVE OFFICERS
The Board of Directors elects executive officers annually following our Annual Meeting of Stockholders ("Annual Meeting") to serve until the meeting of the Board following the next Annual Meeting. Set forth below is certain information about each executive officer as of April 25, 2016. The business address of each executive officer is American Capital, Ltd., 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814.

MALON WILKUS, 64
Chairman and Chief Executive Officer
Mr. Wilkus founded American Capital in 1986 and has served as our Chief Executive Officer and Chairman of the Board of Directors since that time, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as our President from 2001 to 2008 and from 1986 to 1999. In addition, Mr. Wilkus is the Chief Executive Officer and Chair of the Board of Directors of American Capital Senior Floating, Ltd. (NASDAQ: ACSF).

JOHN R. ERICKSON, 56
President, Structured Finance and Chief Financial Officer
Mr. Erickson has served as the President, Structured Finance since 2008 and as our Chief Financial Officer since 1998. He also served as our Secretary from 1999 to 2005 and an Executive Vice President from 2001 to 2008. From 1998 to 2001, Mr. Erickson was a Vice President. He is also Chief Financial Officer, Executive Vice President and a member of the Board of Directors of American Capital Mortgage Investment Corp. (NASDAQ: MTGE) and Chief Financial Officer, Executive Vice President and a member of the Board of Directors of American Capital Agency Corp. (NASDAQ: AGNC). Mr. Erickson is also the Executive Vice President and Chief Financial Officer of American Capital Senior Floating, Ltd. (NASDAQ: ACSF).

GORDON J. O’BRIEN, 50
President, Specialty Finance, European Private Finance and Operations
Mr. O’Brien has served as the President, Specialty Finance, European Private Finance and Operations since 2008. From 2001 to 2008 he served as a Senior Vice President and Managing Director. Prior to his election as a Senior Vice President, he served as a Vice President in 2001. From 1998 to 2001, he was a Principal. Mr. O’Brien was a Vice President at Pennington Partners & Company, a private equity fund, from 1995 to 1998.

BRIAN S. GRAFF, 50
President, Private Finance
Mr. Graff has served as President, Private Finance since January 2015. He previously served as a Senior Vice President since 2004 and as a Senior Managing Director since 2008. From 2005 to 2008 he served as a Regional Managing Director and from 2004 to 2005 he served as a Managing Director. Mr. Graff also served as a Vice President and Principal from 2001 to 2004. From 2000 to 2001, he was a Principal of Odyssey Investments Partners, a private equity fund.

SAMUEL A. FLAX, 59
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Mr. Flax has served as an Executive Vice President and our General Counsel, Chief Compliance Officer and Secretary since 2005. From 1990 to 2005, he was a partner in the Washington, D.C. law firm of Arnold & Porter LLP, where he served as our principal external counsel. He is also Executive Vice President, Secretary and a member of the Board of Directors of American Capital Agency Corp. (NASDAQ: AGNC) and Executive Vice President, Secretary and a member of the Board of Directors of American Capital Mortgage Investment Corp. (NASDAQ: MTGE). In addition, he is Executive Vice President, Chief Compliance Officer and Secretary of American Capital Senior Floating, Ltd. (NASDAQ: ACSF).

MARK LINDSEY, 49
Senior Vice President and Chief Accounting Officer
Mark Lindsey has served as our Senior Vice President and Chief Accounting Officer since January 2016.  Mr. Lindsey joined American Capital in June 2006 as Director, Financial Reporting. He was promoted to Vice President, Financial Reporting in 2007 and to Vice President and Controller in 2009. Prior to joining American Capital, Mr. Lindsey served as Senior Director, Financial Reporting for XM Satellite Radio, Inc. Mr. Lindsey also worked as an inspector for the Public Company Accounting Oversight Board (PCAOB). Prior to the PCAOB, Mr. Lindsey was a Senior Manager with PricewaterhouseCoopers where he primarily focused on SEC audits in a variety of industries and M&A transactions.

TOM MCHALE, 43
Executive Vice President and Senior Managing Director
Tom McHale is responsible for American Capital’s capital markets, new fund development and marketing, and investor relations activities.  He joined American Capital in 1998 and since that time has led or participated in over $20 billion of equity offerings, financings and fund raises for American Capital and its affiliated funds. Prior to joining American Capital, he served as Controller of a publicly traded restaurant company and as an auditor with Price Waterhouse.

CORPORATE GOVERNANCE

Board Leadership Structure

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

Although we believe that it is more effective for us to combine the positions of Chairman and Chief Executive Officer, we recognize the importance of strong independent leadership on the Board. We believe that our Board’s independent oversight continues to be substantial. Our Board of Directors has determined that all of the current directors, except Mr. Wilkus, are “independent” as defined in the NASDAQ listing standards. Similarly, only Mr. Wilkus is an “Interested Person” of American Capital under the 1940 Act.

It is our Board’s policy as a matter of good corporate governance to have a majority of our directors who are not “Interested Persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors also designate a director who is “independent,” as defined in the NASDAQ listing standards, to serve as the “lead independent director” and preside at these meetings. Presently, our disinterested directors meet quarterly and may hold additional meetings at the request of the lead independent director or another disinterested director. The designation of a lead independent director is for a one-year term and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. At a meeting on July 23, 2015, Mr. Harper was designated as the lead independent director for the current term.

Each of our Board’s Audit, Compliance and Valuation Committee and Compensation, Corporate Governance and Nominating Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties. Two independent directors also serve on our Executive Committee.

Committees of the Board

Our Board of Directors’ principal standing committees and their primary functions are described below.
Audit, Compliance and Valuation Committee
This committee makes recommendations to the Board of Directors with respect to the engagement of independent auditors and questions our management and independent auditors on the application of accounting and reporting standards in our financial statements. This committee also reviews the adequacy of our internal controls over financial reporting, including information technology security and controls relating to the preparation of our financial statements. This committee’s meetings include, whenever appropriate, executive sessions with each of our independent auditors, internal auditors and senior valuation officers, without the presence of management. The Audit, Compliance and Valuation Committee reviews and provides a recommendation to the Board of Directors with regard to its approval of the valuations of portfolio companies presented by management. In such review, the committee discusses the proposed valuations with our independent auditors and any other relevant consultants. It also has the responsibility for reviewing matters regarding accounting, ethics, legal and regulatory compliance and for engaging, evaluating and terminating any internal audit service providers and approving fees to be paid to such internal audit service providers. The Audit, Compliance and Valuation Committee annually reviews the experience and qualifications of the senior members of the independent external auditors and the internal auditors and the quality control procedures of the independent external auditors and the internal auditors. In addition, the Audit, Compliance and Valuation Committee discusses with the independent auditors, internal auditors and any internal audit service providers (as may be engaged from time to time) the overall scope, plans and budget for their respective audits, including the adequacy of staffing and other factors that may affect the effectiveness and timeliness of such audits.

Compensation, Corporate Governance and Nominating Committee
This committee has the responsibility for setting the terms of employment of our Chief Executive Officer and reviewing and approving the salaries, incentive payments and other compensation and benefits of our other executive officers, reviewing and advising management regarding benefits and other terms and conditions of compensation of our other employees, evaluating the compensation and fees payable to the members of the Board of Directors and administering our employee incentive compensation plans. Although the committee consults with senior management to establish our general compensation philosophy, they have the sole authority to set the compensation of our executive officers. It also has responsibility for recommending and considering corporate governance practices and policies, monitoring our litigation docket and reviewing and assisting with the development of our executive succession plans. In addition, this committee serves as the standing nominating committee of the Board.
Executive Committee
This committee has the authority to exercise all powers of the Board of Directors except for actions that must be taken by the full Board of Directors under Delaware law or the 1940 Act.
Board and Committee Meetings
Under our Bylaws and Delaware law, the Board of Directors is permitted to take actions at regular or special meetings and by written consent. The Board of Directors held 19 meetings during 2015.
Each of the Audit, Compliance and Valuation Committee and the Compensation, Corporate Governance and Nominating Committee schedules regular meetings to coincide with the quarterly in-person meetings of the Board of Directors and also meets at the request of senior management or at such other times as it determines. Our Secretary, in consultation with the chairman of the committee, sets agendas for the meetings. Each committee reports regularly to the Board of Directors on its activities at the next regularly scheduled Board meeting following the committee meetings and when appropriate. The Compensation, Corporate Governance and Nominating Committee held 8 meetings during 2015, and the Audit, Compliance and Valuation Committee held 8 meetings during 2015.
Each of the directors attended at least 95% of the meetings of the Board of Directors and 100% of the meetings of the committees on which he or she served. Although we do not have a policy on director attendance at our Annual Meeting of Stockholders, directors are encouraged to attend the Annual Meetings. At the 2015 Annual Meeting, all then-current directors attended in person.
Risk Oversight
One of the roles of our Board of Directors is being responsible for the general oversight of the Company, including the performance of senior management and the Company’s risk management processes, to assure that the long-term interests of our stockholders are being served. In performing its risk oversight function, the Board, directly or through its standing committees, regularly reviews our material strategic, operational, investment, financial, compensation and compliance risks with senior management. In particular, the Board receives updates at each regular meeting on the Company’s strategic plan, which addresses, among other things, the risks and opportunities facing us, as well as our investment and asset management platforms. In addition, the Board routinely receives information regarding the technology and cyber-risks relevant to the Company's business to ensure that adequate steps are being taken to prevent, and prepare for, cyber-incidents.
The Board of Directors also recognizes the importance of effective executive leadership to our success and is actively engaged in overseeing the operational risks related to succession planning. The Board of Directors routinely discusses staffing for critical roles, and potential replacements for key personnel are given exposure to the Board of Directors during meetings and other events. In addition, the Board of Directors is regularly updated on strategies for recruiting, developing and retaining outstanding personnel firmwide.

The Board has delegated certain risk management oversight responsibility to its committees as follows:

•
Regulatory Compliance Risk: The Board, both directly and through the Audit, Compliance and Valuation Committee, receives regular reports from our Chief Compliance Officer, legal, accounting and internal audit personnel on regulatory matters, including the Company’s compliance with the business development company (“BDC”) qualification and leverage requirements under the 1940 Act, employee compliance with our Code of Ethics and Conduct (“Code of Ethics”) and personal trading restrictions and our wholly-owned fund management entities’ compliance with the Investment Advisers Act of 1940.

•
Financial and Accounting Risk: The Audit, Compliance and Valuation Committee oversees the Company’s management of its financial, accounting, internal controls, valuation process and liquidity risks through regular meetings with our Chief Financial Officer, senior members of the Company’s accounting, tax, auditing and legal departments and representatives of the Company’s independent public accountant.

•
Litigation Risk: The Compensation, Corporate Governance and Nominating Committee monitors developments in the Company’s litigation docket through regular reports from, and discussions with, our General Counsel.

•
Compensation and Benefit Plan Risk: The Compensation, Corporate Governance and Nominating Committee considers the extent to which our executive and director compensation and benefit plan programs may create risk for the Company.

•	Governance Risk: The Compensation, Corporate Governance and Nominating Committee also oversees risks related to Board organization, membership and structure and corporate governance.

Board of Directors
Audit, Compliance and Valuation Committee
Compensation, Corporate Governance and Nominating Committee
Strategic Risk
Investment Risk
Operational Risk
Succession Planning Risk
Cybersecurity Risk
Financial and Accounting Risk
Regulatory Compliance Risk
Governance Risk
Compensation and Benefit Plan Risk
Litigation Risk
Board Organization, Membership and Structure Risk

CODE OF ETHICS AND CONDUCT

We have adopted the Code of Ethics, which requires our directors and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer) to abide by high standards of business conduct and ethics. The Code of Ethics is available in the Investor Relations section of our web site at www.AmericanCapital.com . We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer and principal accounting officer) at that location on its web site. The Code of Ethics was amended by the Board of Directors on July 26, 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The NASDAQ Global Select Market and to us. Based on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year 2015 all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied, except a filing for David Richards that was one day late.

Item 11. Executive Compensation

DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES

The elements of compensation for our non-employee directors include retainers, stock options and, if applicable, compensation for serving on the boards of directors of our portfolio companies. Non-employee directors are paid a retainer for service on the Board of Directors at the rate of $200,000 per year, payable quarterly in advance, and each member of the Audit, Compliance and Valuation Committee and the Compensation, Corporate Governance and Nominating Committee receives an additional retainer at the rate of $40,000 per year and each member of the Executive Committee receives an additional retainer at the rate of $15,000 per year. The lead director and members chairing the Audit, Compliance and Valuation Committee and the Compensation, Corporate Governance and Nominating Committee receive an additional retainer at the rate of $40,000, $20,000 and $20,000 per year, respectively.
Non-employee directors received a fee from us for each American Capital portfolio company or fund board of directors on which they served, in lieu of any payment by the portfolio company or fund. For such companies that are not public, that fee is set at the rate of $40,000 per year. For such companies that are public, that fee is based on the fee payable by the company to its other directors. Directors are also reimbursed for travel, lodging and other out-of-pocket expenses incurred in connection with the Board of Directors and committee meetings. Directors who are our employees do not receive additional compensation for service as a member of the Board of Directors.
The following table sets forth the compensation received by each non-employee director during 2015:

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mary C. Baskin	283,750	—	—	—	—	—	283,750
Neil M. Hahl	380,000	—	—	—	—	—	380,000
Philip R. Harper	355,000	—	—	—	—	—	355,000
Stan Lundine	250,000	—	—	—	—	—	250,000
Kristen L. Manos(3)	333,333	—	—	—	—	—	333,333
Susan Nestegard	280,000	—	—	—	—	—	280,000
Kenneth D. Peterson, Jr.	240,000	—	—	—	—	—	240,000
Alvin N. Puryear	435,000	—	—	—	—	—	435,000
David G. Richards(3)	142,500	—	—	—	—	—	142,500
______________________________________________

(1)
The column “Fees Earned or Paid in Cash” includes the following payments by us to our non-employee directors in 2015 for serving on certain boards of directors of our portfolio companies in the following amounts: Ms. Baskin: $40,000 for eLynx Holdings, Inc.; Mr. Hahl: $40,000 for each of WIS Holdings Company Inc, HALT Medical, and The Meadows of Wickenburg, L.P.; Mr. Harper: $40,000 for SMG Holdings Inc.; Mr. Lundine: $10,000 for Fosbel Global Services (LUXCO) S.C.A.; Ms. Manos: $20,000 for Soil Safe Acquisition Corp.; Ms. Nestegard: $40,000 for CML Pharmaceuticals, Inc; Mr. Peterson: $40,000 for Service Experts; Dr. Puryear: $40,000 for Financial Asset Management Systems, Inc., $80,000 for American Capital Agency Corp., and $60,000 for American Capital Mortgage Investment Corp.

(2)
Amounts under the column “Option Awards” represent the fair value of stock option awards granted. As of December 31, 2015, Mses. Baskin and Nestegard, Messrs. Hahl, Harper, Lundine and Peterson and Dr. Puryear had the following aggregate option awards outstanding: 206,250; 156,250; 340,000; 433,750; 246,250; 246,250; and 340,000, respectively.

(3)	Ms. Manos and Mr. Richards each received a one-time cash award of $100,000 in connection with their appointment to the Board.
As noted above, we also provide stock-based incentive compensation to our non-employee directors under option plans to help further align their interests with those of our stockholders. Under the 1940 Act, such option plans must be approved by the SEC in order to become effective (the “existing director option plans”).
Our most recent plan was the 2010 Disinterested Director Stock Option Plan, which provided for the issuance of options to purchase up to 1,250,000 shares of our Common Stock, and which became effective on August 30, 2011, when the SEC issued an order authorizing the plan. Each of the non-employee directors at such time received an automatic grant of options to purchase 156,250 shares of our Common Stock. Ms. Nestegard received a grant of options to purchase 156,250 shares in connection with her appointment to the Board of Directors on June 13, 2013. All such options have now vested and expire on September 15, 2020, except for Ms. Nestegard’s options, which vest over the first three anniversaries of June 13, 2013 and expire on June 13, 2023. Vesting of these options will be automatically accelerated upon the occurrence of death or disability of the director. There are no options remaining under any of our existing director option plans to be granted to the non-employee directors, unless any outstanding options are cancelled following the termination of a director’s service and reissued.

 Stock Ownership Guidelines
Our Board of Directors believes that directors more effectively represent the best interests of the Company if they are stockholders themselves. Thus, non-employee directors are encouraged to own shares of our common stock equal in value to three times the annual cash Board retainer (which is currently set at $200,000). The minimum number of shares to be held by the non-employee directors will be calculated on the first trading day of each calendar year based on their fair market value. In the event a new director joins the Board of Directors or the stock price decreases, in each case causing a director to be out of compliance after having been in compliance, any such director will have seven years to return to compliance (but in any case, a person joining the Board shall own no fewer than 5,000 shares within one year of joining the Board). In the event that the cash retainer increases, causing a director to be out of compliance after having been in compliance, any such director will have five years to meet or return to compliance with these guidelines. The Compensation, Corporate Governance and Nominating Committee may waive or modify these requirements in appropriate situations. In addition, our Board of Directors has adopted a policy prohibiting our executive officers and directors from pledging or margining any shares of our common stock (regardless of whether such stock is owned directly or indirectly as such terms are used in the Securities and Exchange Commission rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Compensation, Corporate Governance and Nominating Committee may waive or modify these requirements in certain situations.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary
Introduction
This section of the report is a discussion of aspects of our compensation program and practices for the following executive officers:

Malon Wilkus	Chairman of the Board and Chief Executive Officer (“CEO”)
Ira Wagner(1)	Former President, European Private Finance
John R. Erickson	President, Structured Finance and Chief Financial Officer (“CFO”)
Gordon O’Brien	President, Specialty Finance, European Private Finance and Operations
Samuel A. Flax	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (“GC”)
Brian S. Graff	President, Private Finance
(1) Mr. Wagner separated from employment with the Company on March 31, 2015.
In this report, we refer to those individuals as our “named executive officers,” or “NEOs.” This section includes a description of the philosophy and objectives of our executive compensation policies and our most important executive compensation decisions during 2015 and provides our analysis of these policies and decisions. It also includes a discussion of our executive officer compensation programs for 2016. This section also provides a context for the data we present in the compensation tables and related footnotes below, as well as the narratives that accompany the compensation tables.
Stockholder Engagement
At our 2014 Annual Meeting of Stockholders, we held a stockholder advisory vote to approve the compensation paid to our named executive officers, commonly referred to as a “say-on-pay” vote. Our stockholders approved the resolution on executive compensation with 67% voting in favor, which, although far more than a majority, was materially less than the 89% vote our executive compensation program received in the preceding say-on-pay vote in 2011. We are committed to ensure our compensation policies remain aligned with stockholders’ interests and view the decrease in favorable votes as one reason to reevaluate our compensation programs, practices and communication. As a result, our Compensation Committee engaged Johnson Associates during 2014, a leading compensation consultant, to provide advice and insight with regard to reviewing and structuring our programs, practices and communication. In addition, our executive officers and other officers have discussed our executive compensation programs, practices and communications with many stockholders during the year and have reviewed this feedback with the Compensation Committee. The Compensation Committee considered this information as it reviewed our executive compensation programs, practices and communication. This feedback informed a new framework adopted by the Compensation Committee for determining short-term incentive compensation for our NEOs for 2015, as further described below, which was intended to have a more explicit connection between pay and performance. Also, we adopted a more rigorous clawback mechanism in the event of financial restatements or certain other events and identified a specific comparator group. The Compensation

Committee intends to continue to review and listen to stockholder feedback as it considers further changes to the Company’s executive compensation programs, practices and communication. Our next “say‑on-pay” vote will be at our 2017 Annual Meeting of Stockholders.
2015 Performance and Compensation Highlights
Last year was one of mixed performance for the Company, which reflected trends experienced by other business development companies (“BDCs”) and the stock market in general. Our performance in 2015 also reflected significant efforts related to our strategic plan announced in late 2014 to spin out two new BDCs to our stockholders (which was revised during 2015 to spinning out a single new BDC) and for the Company to continue primarily in the asset management business. We made considerable progress on the strategic plan during 2015, including filing applicable registration and proxy statements with the SEC and releasing three-year financial projections. However, circumstances that arose late in the year led us to announce that we were undertaking a full strategic review of alternatives for the Company and that the spin-off plan would be reconsidered as part of that review. In early 2016, we announced that we would be soliciting offers to purchase the Company or its business lines, in whole or in part.

As discussed further below, the Compensation Committee considered these results and activities in ultimately determining the 2015 short-term cash incentive compensation for our NEOs. The Compensation Committee noted that certain metrics, including revenue, pre-tax net operating earnings and share repurchases, showed marked improvement over 2014, while other metrics, including net earnings return on equity and earnings per share, showed declines. The Committee also considered the significant efforts related to strategic activities in 2015 and the importance of retaining and incentivizing certain executives with regard to the strategic review process and a possible sale of the Company. Thus, the Committee decided that all NEOs employed at the end of 2015, except Mr. Wilkus, should receive their full target cash incentive compensation for 2015, and that Mr. Wilkus would receive 50% of his target. This represented a decline from 2014 for Mr. Wilkus and the NEOs as a group, but an increase from 2014 for the NEOs other than Mr. Wilkus. (As discussed below, Mr. Wagner separated from employment with the Company on March 31, 2015, and much of his compensation recorded in 2015 constituted severance payments and is excluded from this analysis.) Moreover, the Compensation Committee made no awards of long-term equity incentive compensation in 2015 to the NEOs other than to Mr. Wilkus, and the only long-term equity incentive compensation awarded to Mr. Wilkus was to replace certain prior equity incentive grants that were determined to be void because they exceeded certain plan limits, as described more fully below. Thus, excluding this replacement equity incentive grant and compensation paid to Mr. Wagner in 2015, the total compensation for the NEOs decreased from 2014 to 2015 and remained significantly below levels paid in years 2010 to 2014. The following charts show this decline in the compensation of Mr. Wilkus and of the average of the other NEOs over the last three years.
Total Realized Compensation*

$10
$8
$6
$4
$2
$0
Millions
2013
2014
2015
Malon Wilkus

$5
$4
$3
$2
$1
$0
Millions
2013
2014
2015
Other NEO's

______________________________________________

*	Total Realized Compensation is defined as Salary, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation and All Other Compensation (401(k)), less the items noted above.

The Compensation Committee believes this slight increase in total compensation of the NEOs other than Mr. Wilkus is appropriate. A decline in compensation could place the Company at risk of losing NEOs that it desires to retain for the strategic review process and otherwise, and that these NEOs should be incentivized to remain with the Company through cash incentives as well as through the material amounts of previously granted equity incentive compensation. The Compensation Committee is mindful of the importance of long-term equity based compensation to align the interests of executives with those of stockholders and acknowledges that having all cash compensation, as occurred in 2015 for all our NEOs other than Mr. Wilkus, is atypical. However, as discussed further below, the Company is prohibited by the 1940 Act from issuing restricted stock or restricted stock units, and the Company has essentially no stock options available for grant.

What We Do; What We Don’t Do
Below are certain highlights of our compensation programs and practices, which we believe illustrate their alignment with the interests of our stockholders.

What We Do		What We Don’t Do
✓	Pay for performance - We tie pay to the performance of the Company and the individual, so that NEO compensation is mostly variable and not guaranteed.	✗	No tax gross-ups - We do not “gross-up” payments or benefits awarded to our NEOs to compensate for the effects of taxes.

✓	Regular performance evaluations - We review the individual performance of our NEOs throughout the year as we consider compensation decisions.	✗	No option grants below fair market value - We do not grant options that have exercise prices below our Common Stock’s fair market value on the date of grant.

✓	Long vesting periods - Our equity awards generally vest over a five-year period, which provides significant benefits to us in the retention and motivation of executives.	✗	No special perquisites - We provide no perquisites or benefits to our NEOs other than those available to all employees.

✓	Stock ownership guidelines - We have robust stock ownership guidelines for our NEOs to ensure that a significant portion of their assets are directly aligned with the interest of our stockholders.	✗
No supplemental retirement benefits - We have no special retirement programs or benefits for our NEOs. The only retirement plan we maintain is a typical 401(k) plan and our NEOs participate on the same basis as our other employees.

✓
Comparator information - We utilize data regarding the compensation programs and practices of numerous comparable public and non-public companies, which we obtain from multiple sources, as a reference for determining executive pay.
✗
No short-selling or hedging of our shares - Our Code of Ethics strictly prohibits NEOs from short-selling or hedging transactions in our shares. In addition, NEOs are generally prohibited from margining our shares or otherwise using them as collateral for loans.

✓
Advisory vote on executive compensation - We have held periodic votes regarding “say-on-pay” for feedback and external perspectives and consider the results of those votes in making compensation decisions.

✓
Clawbacks - We have implemented a policy requiring our executive officers to repay incentive payments under certain circumstances in the event of subsequent accounting restatements and other circumstances.

Compensation Philosophy and Objectives
We believe our continued success as a publicly traded global asset manager and private equity firm through various economic environments has been attributable to our ability to attract, motivate and retain outstanding executive officers through compensation programs and practices, including both short- and long-term incentive compensation, that are competitive in a global market. We also believe that as a public company, elements of our programs should be designed to align executive officer interests with those of our stockholders and to reward performance above various goals, which is why we implemented our stock-based long-term incentive compensation programs. We establish compensation levels for our named executive officers based on current competitive market conditions and individual and Company performance, each reflecting the economic climate and the relative values of different programs.

Determining Compensation
Role of the Compensation Committee
The Compensation Committee performs an extensive review of each element of compensation of our named executive officers throughout the year and makes a determination regarding any adjustments to current compensation programs, practices and levels after considering a number of factors. The Compensation Committee generally takes into account the scope of an officer’s responsibilities and experience and balances these factors with competitive compensation levels, the Company’s performance and current market conditions. During the annual review process, the Compensation Committee reviews our full-year financial performance, along with a variety of measures, with executive officers and other employees and, as described in the following sections, receives input from its compensation consultant. However, only the Compensation Committee makes all compensation decisions regarding our executive officers. Under its charter, the Compensation Committee also has the authority to select, retain and terminate compensation consultants. In 2015, the Compensation Committee did not retain any compensation consultants.
Role of Management
Management provides material support to the Compensation Committee, but all compensation decisions related to executive officers remain at the discretion of the Compensation Committee. Our Chief Human Resources Officer and her staff provide the Compensation Committee with information and market data on the compensation programs and levels at similar firms and our GC and his staff provide support to the Compensation Committee on legal aspects of compensation decisions, including disclosure requirements. Also, the Compensation Committee considers recommendations made by the CEO on compensation for each of the other NEOs, based on industry data, individual performance and our performance over the past year. Our CEO is not present in the portions of meetings of the Compensation Committee at which his performance is evaluated and his compensation is discussed and determined.
Review of Compensation Programs and Practices of Comparable Companies
We believe that we compete primarily with companies managing private equity funds, mezzanine debt funds, hedge funds and other types of specialized investment funds to attract and retain our executive talent. Many of our competitors are private companies and are not required to disclose their executive compensation programs and practices. In addition, several of our primary competitors that are publicly traded have unusual compensation structures as a result of being led by individuals who own extraordinarily large equity positions associated with being founders of their companies. These founders with large equity positions often receive little cash compensation and instead receive significant equity distributions, which makes comparisons to certain of the Company’s compensation practices of limited value. Nevertheless, the Compensation Committee, with the assistance of its compensation consultant and management, collects information that is available regarding the compensation practices of these comparable private companies. As part of its engagement in 2014, Johnson Associates reviewed and assessed the potential for a comparator group of public companies for the Company. Johnson Associates evaluated a wide range of public company comparators based on external stakeholder and internal feedback, along with its own market comparisons. The consultants interacted with management where necessary and appropriate to carry out its assignment. Potential public company comparators were excluded where the comparator’s primary business was (a) narrower in business scope, (b) meaningfully smaller in size/scale, and/or (c) operating in different businesses from us.
The resulting public company comparator group has the following companies:

•	Apollo Investment Corporation

•	Ares Capital Corporation

•	The Carlyle Group LP

•	Fifth Street Finance Corp.

•	Fortress Investment Group LLC

•	Och-Ziff Capital Management Group LLC

•	NorthStar Realty Finance Corp.
We emphasize that the firms listed above are not exact peers. The Compensation Committee utilizes information regarding the compensation programs and practices of this comparator group together with other comparative and market data in a holistic manner to assist it in gaining a general awareness of industry programs, policies and trends. Although we seek to offer to our named executive officers a competitive level of total compensation so as to attract, motivate and retain them, the Compensation Committee does not target a particular percentile of the public company comparator group for total pay packages or individual components. The Compensation Committee considers market data as only one of many factors and such market data is not a replacement for the Compensation Committee’s independent judgment in making compensation decisions.
Components of NEO Compensation and their Purposes

2015 NEO Compensation Mix
It has been our practice to pay our named executive officers a combination of base salary, short-term cash incentive and long-term equity-based incentive compensation, in addition to providing benefits of the same type as are provided to other employees. These programs are used to attract, motivate and retain outstanding executive officers. In accordance with applicable laws and regulations and the Compensation Committee’s charter, the Compensation Committee is required to approve any changes in the compensation of our named executive officers. We have not adopted any formal policies or guidelines for allocating compensation between long-term equity and short-term incentives or between cash and non-cash compensation. We strive to achieve an appropriate mix between equity incentive awards and cash compensation in order to meet our objectives. However, as discussed further below, in 2015, we made no awards of equity-based incentive compensation to our NEOs other than Mr. Wilkus, and to Mr. Wilkus, we only

401 (k) Plan,
0.20%
Salary,
30.30%
Performance-Based
Compensation,
69.50%

made awards to replace earlier awards that were void due to their exceeding certain plan limits. Excluding the replacement equity awards to Mr. Wilkus and severance for Mr. Wagner, discussed below, base salary was 30.3% of total compensation, short-term cash incentive compensation under our Performance Incentive Plan (“PIP”) was 69.5% of total compensation and 401(k) contributions constituted the remaining 0.2% of total compensation in 2015. Because we have made significant awards of long-term equity-based incentive compensation in prior years, a significant portion of which is still subject to vesting, we believe that our NEOs remain closely aligned with our stockholders based upon our historic mix of long-term and short-term incentive compensation and between cash and non-cash compensation. Each element of compensation is discussed briefly below.
Base Salary
Base salary is one component of each named executive officer’s cash compensation. We establish base salaries after considering a variety of factors, including current economic conditions and the competitive market for executive officers, the scope of each executive officer’s responsibilities, individual performance and our performance and, if requested by the Compensation Committee, recommendations from the Compensation Committee’s compensation consultant. Base salaries for our named executive officers are reviewed annually by the Compensation Committee and by its compensation consultant and at the time of a promotion or other change in responsibility and may be adjusted after considering the above factors.
Each named executive officer’s employment agreement sets a minimum base salary. Except for Mr. Graff, who received a promotion and an increase in his base salary effective January 1, 2015, the base salaries of our NEOs have not been increased since 2008. The current base salaries for the NEOs are $1,495,000 for Mr. Wilkus, $1,085,000 for Mr. Erickson, and $1,020,000 for each of Messrs. Flax, Graff and O’Brien. The same base salaries apply in 2016. The current base salaries are the minimum base salaries required in each NEO’s employment agreement, except the minimum base salary provided for in Mr. Wilkus’ employment agreement is $530,000.
Short-Term Cash Incentive Payment
Short-term cash incentive payments are another component of each NEO’s cash compensation. The considerations in setting each NEO’s target short-term incentive compensation amount are generally the same as we use to establish each NEO’s base salary, although their weighting may be different in each case. The determination of actual awards is described further below. Prior to 2015, these cash incentive payments took the form of “Annual Awards” under the Company’s Performance Incentive Plan. However, in early 2015, the Board of Directors adopted the American Capital, Ltd. Employee Cash Incentive Plan (“Cash Incentive Plan”), which was subsequently approved by our stockholders at our 2015 Annual Meeting. Commencing in 2015, awards were paid under the Cash Incentive Plan.
Each NEO's employment agreement entitles him to participate in a short-term cash incentive program and sets a minimum target incentive amount for which he is eligible to be considered. The minimum contracted amounts are Mr. Wilkus at 230% of his base salary, Mr. Erickson at $3,000,000, and $2,500,000 for each of Messrs. Flax, Graff and O’Brien. In 2015 and 2016, the targeted amount set by the Compensation Committee for each of the named executive officers is this minimum targeted amount except that the Compensation Committee set Mr. Wilkus’ target amount at $6,000,000.

It has been the general practice of the Compensation Committee to make short-term cash incentive payments following the end of each of the first three calendar quarters after the Compensation Committee has reviewed our performance and the NEO’s performance for each quarter and then, if earned, to make a larger payment after the year has concluded and the Compensation Committee has reviewed our performance and the NEO’s performance for the entire year. The quarterly payout, if any, is intended to motivate our NEOs throughout the year and to match rewards with actual performance, with a larger amount typically paid at the end of the year, each based on satisfaction of pre-established performance criteria. After the conclusion of each year, the Compensation Committee meets to review individual performance, our overall performance for the year and current economic and market factors. All payments are at the discretion of the Compensation Committee and the Compensation Committee uses a variety of objective and subjective factors in determining awards.
One set of objective factors has been a set of “Performance Goals” generally established on a quarterly and annual basis. The Performance Goals have generally served as only a threshold for determination of any short-term cash incentive, and the Compensation Committee still retained negative discretion to determine not to pay all or a portion of the target amount for the quarterly or annual period. In 2015, the Performance Goals also provided a non-exclusive framework to satisfy Section 162(m) of the Code, which is discussed below under “—Tax and Regulatory Issues.” Under this aspect of the Performance Incentive Plan, the Compensation Committee designates Performance Goals, which they select from the following metrics, among others:

PERFORMANCE INCENTIVE PLAN 162(m) PERFORMANCE CRITERIA
■	sales	■	achievement of balance sheet objectives	■	dividend characterization
■	net operating income			■	total stockholder return
■	net asset value per share	■	return on equity	■	market share
■	return on assets	■	net income	■	improvement of financial ratings
■	equity or investment growth	■	cash flow	■	implementation or completion of one or more projects or transactions
■	regulatory compliance (including compliance goals relating to the Sarbanes-Oxley Act of 2002)	■	gross amount invested
		■	satisfactory internal or external audits	■	intradepartmental or intra-office performance

		■	revenue
Performance Goals may also include any other objective goals established by the Compensation Committee, and may be absolute in their terms or measured against or in relationship to other comparable companies. Performance Goals may be particular to an employee or the department, branch, affiliate or other division in which they work, or may be based on the performance of the Company, one or more affiliates, or the Company and one or more affiliates, and may cover such period as specified by the Compensation Committee.
We discuss further below the decisions made with regard to short-term cash incentive awards made for 2015 and the criteria we have used for awards to be made in 2016. On a weighted average basis, the short-term cash incentive award for our NEOs has been the indicated percentage of their applicable target amount for the indicated years: 50% (2009); 50% (2010); 65% (2011); 70.7% (2012); 90% (2013); 87.5% (2014); and 81.8% (2015).
Equity Plans
Each NEO participates in long-term equity incentive compensation plans as do virtually all of our officers. The Compensation Committee and our Board of Directors believe that stock-based incentives are necessary to attract, motivate and retain outstanding executives and to align their interests with those of our stockholders. Stock-based compensation advances the interests of our Company, but, as a BDC, we are restricted under the 1940 Act in the forms of incentive compensation we can provide to our employees. For instance, we generally cannot compensate employees with restricted stock or stock appreciation rights and our ability to issue stock options is restricted in ways not applicable to most other public companies. Moreover, we compete with numerous private equity, mezzanine and hedge funds for our NEOs and investment professionals. These funds typically pay to their partners and employees 20% of the gains (including capital gains) of each fund under management. This payment is commonly referred to as a carried interest, but the 1940 Act generally prohibits us from compensating our officers and employees in this manner. We have established two types of long-term equity based incentive plans based on these considerations.
Options. Stock options are a key element of our named executive officers’ compensation and we currently maintain several stock option plans (“Option Plans”), which provide for the grant of nonqualified stock options. However, we have not adopted any new employee stock option plan since 2009, and, since mid-2012, nearly all of our shares of Common Stock available for grant under options have been allocated. The Compensation Committee administers the Option Plans for employee participants. Under the 1940 Act, a majority of our disinterested directors must approve option awards and their terms. The considerations in awarding options to NEOs are generally the same as we use to establish each NEO’s base salary, although their weighting may be different in each case.

Options may be exercised during a period of no more than ten years following grant and the terms of each option grant set forth the vesting period. Vesting may be accelerated under certain circumstances, and it is automatically accelerated upon specified change of control transactions. The exercise price and other corresponding terms of outstanding options may be adjusted to reflect the effect of stock splits, stock dividends and recapitalizations, but not cash dividends. Section 61(a) of the 1940 Act imposes certain requirements on our Option Plans including that the options must expire no later than ten years from grant, the options must not be separately transferable other than by gift, will or intestacy, the exercise price at the date of issuance must not be less than the current market price for the underlying stock, the plan must be approved by a majority of our disinterested directors and by our stockholders and we must not have a profit-sharing plan as described in the 1940 Act.
Moreover, under the 1940 Act, we can only issue new options if the number of shares of common stock covered by outstanding options is no more than 20% of the outstanding shares. In addition to there being few shares available under the terms of our Option Plans as noted above, the number of shares covered by outstanding options is close to the 20% limit. It should be noted that, as we repurchased shares of Common Stock in recent years, the 1940 Act limit on the number of shares covered by our outstanding options also declined.
Given these limitations, we did not award any options to our named executive officers in 2015, and it is unlikely that we will award any options to them in 2016. Nevertheless, we believe that the interests of our named executive officers will remain aligned with stockholders given the number of previously granted stock options that remain outstanding.
Performance Incentive Plan Incentive Awards. As discussed above, we believe that our employee compensation plans must provide an economic interest in the Company that is similar to that generally provided to partners and employees of management companies of private equity, mezzanine and hedge funds. We believe that our Option Plans only partially fulfill this objective. First, they do not allow option holders to share in any cash dividends paid on our Common Stock. While we have not paid cash dividends on Common Stock in recent years, historically, dividends represented a significant portion of the value received by stockholders. In addition, we have materially increased our management of assets in externally managed funds. This involves the raising of capital by entities other than us and does not involve the sale of shares of our Common Stock. As noted above, we are limited in our ability to issue additional options by the number of outstanding shares of Common Stock. Therefore, by using options alone, we may not be able to compensate employees at competitive levels commensurate with the amount of assets we have under management.
Thus, in order to further align employees and stockholders, to address the fact that option holders do not receive the benefit of cash dividends on our Common Stock and to reflect the additional assets under management through externally managed funds, we established the Performance Incentive Plan (formerly known as the Incentive Bonus Plan) in 2006. It is an unfunded bonus program intended to be exempt from the Employment Retirement Income Security Act, or ERISA.
Long-term equity incentive awards (“Incentive Awards”), in which all of our employees have been eligible to participate, are made under the Performance Incentive Plan. (Prior to 2015, short-term cash incentives were also made under this Plan.) We established a trust fund to provide a vehicle for funding the payment of the Incentive Awards under the Performance Incentive Plan (the “Trust”). The trustee of the Trust is First State Trust Company. In the past we made contributions of cash to the Trust based on the Incentive Awards approved by the Compensation Committee. Pursuant to the trust agreement, we instruct the trustee, subject to its fiduciary duty, to invest this cash and any other cash generated by trust assets in money market securities for short-term investment purposes and in shares of our Common Stock for long-term investment purposes, which are purchased on the open market. Shares of our Common Stock held in the Trust are enrolled in our dividend reinvestment plan and any dividends paid on these shares have been reinvested in our Common Stock.
Each participant has a bookkeeping account, which is allocated a hypothetical, or notional, number of shares of our Common Stock, generally based on the amount of each participant’s cash awards divided by the average open-market purchase price for the Common Stock purchased by the Trust in connection with the respective awards. Once these notional shares are allocated to a participant’s account, the Incentive Awards are tied directly to the interests of stockholders as the value is directly related to the market price of Common Stock. Moreover, if cash dividends are paid on our Common Stock, the notional value of the dividends attributable to the participant’s account is credited to the account, in the form of additional notional shares. Thus, the participant could receive a benefit from any cash dividends, something not possible under the Option Plans, further aligning the interests of plan participants with those of stockholders since participants share similarly in any appreciation or decline in our stock price.

The considerations in awarding Incentive Awards to NEOs are generally the same as we use to establish each NEO’s base salary, although their weighting may be different in each case. Each participant vests in Incentive Awards in accordance with a vesting schedule specified by the Compensation Committee. Vesting is generally based on continued employment, with a vesting schedule generally of two to six years. Vesting is accelerated upon a participant’s employment termination as a result of death or disability, or upon a change of control.
Participants are generally eligible to receive distributions of the vested portions of Incentive Awards immediately upon vesting. All distributions are made by the Trust in Common Stock. Participants have generally been able to elect to defer the payment of the vested portions of Incentive Awards to a later distribution date (or dates) allowed by the Compensation Committee and as permitted under Section 409A of the Code (but generally no later than ten years after the date of grant). Notwithstanding any deferral election, the vested portion of a participant’s Performance Incentive Plan account will generally be paid on the participant’s termination or upon a change of control. A participant is required to satisfy withholding taxes upon vesting and distribution dates. Incentive Awards under the Performance Incentive Plan are included in the “Stock Awards” column of the Summary Compensation Table below, although the NEOs do not receive stock directly from us, as discussed above.
In recent years, we have made few Incentive Awards, although as a result of deferrals in past years, the current NEOs generally have significant balances in their Performance Incentive Plan accounts. In 2011 and 2012, no Incentive Awards were made, and in 2013, only nominal awards were made. Other than as discussed below with regard to Mr. Wilkus, we made no Incentive Awards to NEOs in 2014 or 2015 and do not anticipate making any in 2016.
In 2015, our Board approved a new equity incentive plan, which was to be submitted to stockholders for approval in connection with the spin-off transaction. However, there are now no plans to seek stockholder approval for or otherwise implement such a plan in 2016 under current expectations for the Company’s strategic review process.

2015 Compensation Decisions
General Decisions
As described above, the compensation for most of the NEOs in 2015 included base salary and cash short-term incentives. Except in the case of Mr. Wilkus, described below, the Company did not award equity incentive compensation, primarily because of the unavailability of stock options under our Option Plans.
As noted above, the Compensation Committee took stockholder feedback into account as it considered its process for analyzing and determining executive compensation for 2015. With the help of its compensation consultant, the Compensation Committee determined there should be significant revisions to the Compensation Committee’s short-term cash incentive program under the Cash Incentive Plan so as to focus more on specific measures of Company performance as well as personal performance.

There were two principal steps in determining awards under the Cash Incentive Plan for 2015. First, a cash incentive pool was established and, second, the pool was allocated among the NEOs. In early 2016, the Compensation Committee set the final size of the cash incentive pool by determining the aggregate maximum target bonus that each executive officer was eligible to earn in 2015 under his employment agreement or as otherwise set by the Compensation Committee (each executive officer’s “Target Amount”), and multiplying that aggregate amount by a factor determined by the Compensation Committee considering the measures and weightings below.

Category	Percent of Aggregate Target Bonus Amounts	Measures Generally Include the Following: (Internal Company metrics and/or comparative company comparisons may be considered)
Stock Performance	15%	▪ Growth of stock (price plus dividends per share) ▪ Improvement in stock price to book value per share
Financial Performance	35%	▪ Growth of NAV per share ▪ Earnings return on equity per share ▪ Net operating income return on equity per share ▪ Growth in revenues ▪ Growth in revenues per employee
Implementation of Strategic Plan	35%
▪
Progress toward implementing our strategic plan to spin-off a BDC to our stockholders, separating our investments from our asset management business. Such evaluation will include consideration of the diligence with which the plan is pursued, success in achieving milestones that may be established and adaptability and creativity at addressing impediments and challenges that may be encountered in the implementation process.

Other Measures	15%	▪ Growth in total assets under management, including the Company’s assets and earning assets under management at American Capital Asset Management
The Committee reached the following conclusions with regard to the factors listed in the table above:

•
Stock Performance: In reviewing the Company’s 2015 stock performance, the Committee noted that the Company’s stock price declined by 5.6% during the year, which was greater than the 3.5% decline for BDCs (including dividends), but was materially better than the 35.4% decline for asset managers. Also, while the Company’s ratio of stock price as of December 31, 2015 to book value per share as of September 31, 2015 declined by 5.3%, this was materially better than the 12.4% decline for BDCs. The Committee thus determined that this performance factor should be set at 96% of the maximum amount or 14.4% of the possible 15% factor.

•
Financial Performance: The Committee noted a mixed record and awarded 62% of the maximum factor or 21.7% of a possible 35%. In positive aspects, the Committee noted that the Company’s 42% growth in revenue significantly exceeded the BDC average of 1.7% and revenues per employee grew by 50% (although a comparable BDC amount was not available). On the other hand, earnings return on equity per share was a negative 3.5% while BDCs returned an average of 7% and net operating income return on equity per share was 4.8%, which was approximately one-half of the BDC average of 9.5%.

•
Implementation of Strategic Plan: With regard to implementing the Company's strategic plan, the Committee decided that the full 35% factor should be awarded, noting the significant increase in sponsor finance originations, the achievement of significant milestones with regard to the spin-off transaction, including the preparation and filing of proxy and registration statements with the SEC, revisions to the plan to reflect changing market conditions, preparation and release of three-year financial forecasts, repurchases of 14% of the Company’s outstanding shares as of December 31, 2014 for an aggregate of $526 million and initial implementation of the strategic review process.

•
Other Measures: The Committee awarded 10.5% of the maximum 15% factor for other measures noting that while total earning assets under management grew by 1% and non-REIT earnings assets under management grew by 10%, in each case excluding senior floating rate loans on the Company’s balance sheet for the period ended December 31, 2014 and December 31, 2015, overall earning assets under management declined by 6%.

The sum of these factors was 81.6% so the pool was 81.6% of the sum of the aggregate Target Amounts. Next, the Compensation Committee allocated the pool to the NEOs, with awards that could have ranged from 0% up to a maximum of 150% of each NEO’s Target Amount. In determining the actual cash short-term incentive award for each NEO, the Compensation Committee used the following framework to assess individual and relative performance the NEOs:

Category	% of Award Opportunity	Measures Generally Include
Contributions to Achieving Corporate Performance	40%	▪ Role and contributions to achieving measures used to determine the cash incentive pool
Fulfillment of Responsibilities	30%
▪
Performance of principal job responsibilities
▪
Performance in circumstances requiring adaptability and creativity and addressing impediments and challenges that may be encountered
▪
Performance at reporting to superiors and our Board and its committees
▪
Performance at implementing objectives set by superiors or Board

Management of Staff and Succession Planning	30%	▪ Management of subordinates ▪ Development and implementation of succession plans ▪ Maintenance of economically appropriate and efficient staffing levels ▪ Quality of staff development and training
The Committee applied this framework to each of the NEOs as follows:

•
Malon Wilkus. The Committee determined that Mr. Wilkus, our CEO, would receive a total annual cash incentive payment of $3,000,000 or 50% of his target of $6,000,000. In making this award, the Committee considered the significant efforts of Mr. Wilkus with regard to the Corporation’s achievement of corporate performance, but noted that the Company trailed other BDCs in several metrics including the Company’s common stock continued to trade at a greater discount relative to its NAV than most BDCs. Also, while significant progress was made on the strategic plan in 2015, the pace was somewhat slower than might have been expected, and the Committee expressed concern regarding the Company’s shareholder communication efforts. The Committee also believed that with a pool of less than 100% of aggregate Target Amounts available to it, there was greater risk of retention issues with other NEOs than there was with Mr. Wilkus.

•
John Erickson. The Committee determined that Mr. Erickson, our CFO and President, Structured Finance, should receive 100% of his Target Amount, which resulted in total cash incentive payment of $3,000,000. The Committee noted the significant efforts of Mr. Erickson and his staff in preparing the Company’s spin-off transaction, including proxy and registration statement filings and financial projections, while also preparing timely and complete financial reports for the four public companies for which they have responsibility. The Committee also noted the strong performance of investment staffs that report to Mr. Erickson, including the leveraged finance group and the mortgage management group.

•
Gordon O’Brien. The Committee decided that Mr. O’Brien, our President, Specialty Finance, European Private Finance and Operations, should receive a cash incentive payment equal to 100% of his Target Amount or $2,500,000. The Committee noted that Mr. O’Brien had assumed responsibility for the Company’s European investment activities upon the departure of Mr. Wagner early in 2015 and the successful raising of private investment funds for European Capital during the year. In addition, the Committee noted the significant efforts of the Company’s operations group, which reports to Mr. O’Brien, with regard to working with certain portfolio companies as well as the performance of the Company’s special situations investment team, which also reports to Mr. O’Brien.

•
Brian Graff. The Committee determined that Mr. Graff, our President, Private Finance, should receive a cash incentive payment equal to 100% of his Target Amount of $2,500,000. The Committee noted the material increase in sponsor finance investment activity and several significant exits from buyout investments, both areas that are under his supervision.

•
Samuel Flax. The Committee determined that Mr. Flax, our Executive Vice President and General Counsel, should receive a cash incentive payment equal 100% of his Target Amount or $2,500,000. The Committee noted the significant contributions of the Corporation’s legal department to the spin-off transaction, including the preparation of securities law filings, execution of portfolio transactions and evaluation of regulatory considerations, as well as successful efforts by the legal department in resolving outstanding litigation matters. The Committee was also favorably impressed by continued strengthening of the Corporation’s human resources and compliance functions, areas that also report to Mr. Flax.

The Compensation Committee was allowed to make short-term cash incentive awards during the course of the year equal to an aggregate of 37.5% of NEOs officer’s Target Amount. In making such interim awards, the Compensation Committee considered the measures and weightings above as it deemed appropriate and any such awards were deducted from the award otherwise determined by the above formulation.

In addition, quarterly and year-end payments to our NEOs in 2015 was contingent on the Company’s achievement of Performance Goals set by the Compensation Committee. For the full year 2015, the Performance Goals required each NEO to satisfy four out of nine Performance Goals with respect to the Company’s performance above certain confidential levels. For the February and March period, and the second, third and fourth quarters of 2015, the Performance Goals required each NEO to meet three of the following measurement standards above certain confidential levels: items (1), (2), (3), (4), (5), (6) and (7).
2015 NEO PERFORMANCE GOALS
(1) gross revenue (2) pre-tax net operating income (3) total amortizations, prepayments and exits of investments (4) minimum cash at period end	(5) closed new investments (6) net asset value (7) uncured loan covenant violations (8) return of capital to stockholders (9) regulatory compliance

The Compensation Committee determined that the NEOs qualified to be considered for all or a portion of their target amount under the Performance Incentive Plan for the February and March period, and the second, third and fourth quarters of 2015 and for the full year 2015.
As discussed above, the Compensation Committee made no long-term equity incentive compensation awards in 2015 other than to Mr. Wilkus. This was primarily because available stock options have largely been exhausted, and while it would have been possible to make additional incentive awards under the Performance Incentive Plan, to do so in a meaningful way would have required cash to purchase additional shares of Common Stock for contribution to the plan.
Effective March 31, 2015, we entered into an agreement with Mr. Wagner regarding his separation from employment on March 31, 2015 (the “Separation Agreement”). Under the Separation Agreement, Mr. Wagner was scheduled to receive base severance payments of $1,275,000, enhanced severance payments totaling $4,375,000, a benefits payment amount of $21,552, and accrued but unused vacation. In addition to these amounts, all of Mr. Wagner’s unvested options and unvested awards under the Performance Incentive Plan were accelerated effective as of his separation date. Payments under the Separation Agreement satisfy the Company’s obligations upon separation under Mr. Wagner’s employment agreement, which was superseded by the Separation Agreement, except for the provisions of his employment agreement related to confidential information, non-competition and non-solicitation. We also entered into a Consulting Agreement with Mr. Wagner effective as of April 1, 2015, that required Mr. Wagner to render to American Capital such consulting services consistent with his level of experience and knowledge as American Capital may have requested, in exchange for a monthly fee of $75,000 and reimbursement of reasonable expenses.  The Consulting Agreement was terminated as of July 1, 2015.
Special Long-Term Equity Incentive Compensation Award
The Compensation Committee made one long-term equity incentive compensation award in 2015 to Mr. Wilkus as a replacement equity incentive award. In the second quarter of 2014, we determined that certain stock options granted to Mr. Wilkus in the years 2011-2013 exceeded the limit on the number of stock options that could be granted to any individual participant with respect to particular option plans. Accordingly, the attempted grant of those excess stock options was ineffective, and the Board of Directors determined that the grants were void. The total number of such void options was 2,345,647. In addition, the Company determined that an Incentive Award granted to Mr. Wilkus under the Performance Incentive Plan in 2007 exceeded the annual cash limit under the Performance Incentive Plan by $2,586,692. This excess award had resulted in the credit of 100,750 too many notional shares of our Common Stock to Mr. Wilkus’ plan account (including the effect of dividends paid on the granted shares). Accordingly, the attempted award of that amount and the crediting of those notional shares were ineffective, and the Board of Directors determined that the award was void.
The Compensation Committee and the Board of Directors evaluated this situation and determined that it was necessary and appropriate to provide replacement equity incentive awards to Mr. Wilkus of a value generally equivalent to the void awards. Because the terms of the Option Plans precluded the award of any additional options to Mr. Wilkus, the Board of Directors determined to make the replacement awards through Incentive Awards under the Performance Incentive Plan, subject to the award limits in that plan. To determine a reasonably equivalent award to the void option awards, the value of each void option was determined as of its date of grant and converted into a number of shares of common stock based on the price of a share of our Common Stock on the date each void option was granted. This resulted in a determination that Mr. Wilkus would have been awarded the equivalent of 1,027,012 notional shares of Common Stock in his Performance Incentive Plan account if he had received an Incentive Award rather than options on the original grant date. With regard to the void Incentive Award, we adjusted the number of void notional shares originally credited to Mr. Wilkus’ PIP account for the effect of subsequent cash and stock dividends on our common stock and determined that it equaled 100,750 shares of Common Stock. Thus, we determined that a total of 1,127,760 notional shares of our Common Stock would generally provide for an adequate replacement for the void awards. However, because of the Performance Incentive Plan’s annual limit of awards to any participant of $10,000,000 and given the current market price of our Common Stock, we were limited to making a make-whole Incentive Award to Mr. Wilkus in the second quarter of 2014 equivalent to 668,896 notional shares of Common Stock. In 2015 the Compensation Committee made an additional make-whole Incentive Award to Mr. Wilkus equivalent to 458,866 notional shares of our Common Stock, which at an estimated stock price of $15 per share, would be worth $6,882,990. These make-whole awards have been structured so that they will be deductible as a compensation expense under Section 162(m) of the Code. They are vesting on a schedule that mirrors the vesting schedule of the void awards. Thus, on the date of the 2015 make-whole award, Mr. Wilkus vested in 227,919 of the notional shares added to his Performance Incentive Plan account. Unlike other awards under the Performance Incentive Plan, Mr. Wilkus’ replacement award will only be paid on the earlier of his death or separation from service (subject to a rule under Section 409A of the Code that may require a six-month delay on amounts payable based on a separation from service). Payment of his award would not be accelerated on a change of control of the Company.
The replacement is now complete and no more replacement awards will be made to Mr. Wilkus. The Compensation Committee and the Board of Directors believe that these awards, while significant, represent a fair resolution of these issues and are in the interests of the stockholders.
2016 Compensation Considerations
The Company’s ongoing strategic review process, including the possibility that the Company or major portions of its business lines will be sold during 2016, is a significant consideration for the Compensation Committee with regard to 2016 NEO compensation The Committee has made no adjustments in the base compensation of any NEO for 2016. With regard to the cash incentive programs, the Compensation Committee has decided that it will generally remain flexible with regard to making awards and that while it will consider factors used in the framework for the 2015 cash incentive programs, such a structured program is likely not appropriate for determining 2016 cash incentive compensation.
Other Compensation Policies and Practices
Stock Ownership Guidelines
We require our named executive officers to own significant amounts of our Common Stock. Our stock ownership guidelines are designed to increase the executives’ equity ownership and to align further their interests with those of our stockholders. The guidelines require each named executive officer to own a minimum number of shares of our Common Stock based on a multiple of base salary, which is 5x for our Chairman and CEO, 3x for Presidents and Executive Vice Presidents, and 2x for other executive officers. Shares are valued at the higher of their purchase price or current trading price. Until the foregoing ownership requirements are met, each named executive officer is expected to retain one-half of all shares distributed from the Performance Incentive Plan and one-half of all shares realized upon the exercise of stock options, net of any shares sold to pay taxes and associated costs due as a result of such distribution or exercise. If a named executive officer fails to meet or show sustained progress toward meeting our stock ownership requirements, we may reduce the amount of the officer’s future equity awards. The Compensation Committee may modify these requirements in certain situations. We also believe it is highly inappropriate for any of our employees, including our named executive officers, to short our stock or engage in transactions where the person will earn a profit based on a decline of our stock price. In addition, our Board of Directors has adopted a policy prohibiting our executive officers and directors from pledging or margining any shares of our Common Stock (regardless of whether such stock is owned directly or indirectly as such terms are used in the Securities and Exchange Commission rules promulgated under the Exchange Act). The Compensation Committee may waive or modify these requirements in certain situations. The NEOs’ ownership of our Common Stock is shown in the table on page 37.
Tax and Regulatory Issues
We generally endeavor to minimize the amount of our taxes and our employees’ taxes to maximize the return to our stockholders and employees, although, in order to preserve flexibility on the design of our compensation programs, we do not have a formal policy in place. For example, Section 162(m) of the Code generally disallows a tax deduction to a public company for compensation in excess of $1 million paid to the company’s chief executive officer and any other executive officer (other than the chief financial officer) required to be reported to its stockholders under the Exchange Act by reason of such executive officer being one of the four most highly compensated executive officers. However, qualifying performance-based compensation is not subject to the deduction limitation if certain requirements are met. Thus, awards under the Option Plans have been intended to qualify as performance-based compensation under Section 162(m), in part by including limitations under each Stock Option Plan (other than the 1997 Stock Option Plan) on the number of shares that may be granted under the respective Stock Option Plan to an individual. As described above in “—Special Long-Term Equity Incentive Compensation Award,” certain prior awards to

Mr. Wilkus under the Option Plans were discovered to have been in excess of those limits have been determined to be void. In addition, through 2011, portions of the Incentive Awards and Annual Awards under the Performance Incentive Plan for the eligible NEOs were intended to qualify as performance-based compensation under Section 162(m). However, beginning in 2012, the Performance Incentive Plan did not meet certain requirements of Section 162(m) and, thus, the compensation of certain of the NEOs has been in excess of the deduction limitation for 2012-2014.
The Cash Incentive Plan includes a series of performance criteria that the Compensation Committee may use in establishing specific targets to be attained as a condition to the payment of cash awards under the Cash Incentive Plan in accordance with the performance based compensation exception under Section 162(m). In addition, Mr. Wilkus’ equity incentive awards intended to replace void equity incentive awards have been designed to be deductible under Section 162(m).

Awards that are not intended to qualify as “performance-based compensation” under Section 162(m) may be based on the performance criteria set forth in the Cash Incentive Plan or such other performance measures as the Compensation Committee may determine.
Additionally, we consider the tax implications of Section 409A of the Code. Section 409A of the Code sets forth certain requirements that a plan that provides for the deferral of compensation must meet, including requirements relating to when payments under such a plan may be made, acceleration of benefits, and the timing of elections under such a plan. Failure to satisfy these requirements will generally lead to an acceleration of timing of inclusion in income of deferred compensation, as well as certain additional income taxes.
Risk Assessment and Compensation
The Compensation Committee regularly monitors the risks and rewards associated with our compensation programs. The Compensation Committee also establishes our compensation programs with the intent to align our interests with stockholders and to prevent unnecessary or excessive risk taking. We believe that our compensation policies and practices are well balanced and designed to avoid creating compensation incentives that encourage unnecessary or excessive risks that could potentially have a material adverse effect on our Company. As described in this Compensation Analysis and Discussion section, we use variable compensation for all of our named executive officers, with a focus on performance. While we have not made long-term equity incentive awards to most NEOs this year, we have typically provided a balance between short-term and long-term, cash and equity incentive compensation to ensure management focuses on the long-term impact of short-term decisions and that management’s interests are aligned with stockholders. As an additional safeguard against unnecessary or excessive risk taking, even if pre-established performance metrics are satisfied, the Compensation Committee retains the right to make downward adjustments in awards. The Compensation Committee continually assesses our executive compensation programs and has implemented additional policies and practices that we believe have further mitigated compensation driven risk. Some of these policies and practices include limits on executive bonuses, the adoption this year of a clawback policy and the adoption of executive officer stock ownership guidelines, as described above.
Clawback Policy
The Compensation Committee has instituted a “clawback” policy that will be effective for incentive payments and awards made in 2015 or later. In the event that any incentive payment or award to an executive officer was based upon achieving certain financial results and those results were subsequently the subject of a restatement of Company financial statements filed with the SEC and a lower payment would have been made to the executive officer based upon the restated financial results, the Board of Directors may require that each executive officer repay or forfeit to the Company the amount by which the executive officer’s incentive payments received during the period covered by the restated financial statements exceeded the lower payment that would have been made based on the restated financial statements.
In addition, should (i) any incentive payment to an executive officer be based upon achieving certain performance goals (other than financial results covered above) and subsequently it is determined that such metric was not achieved or was achieved at a level that would have resulted in a lower payment; (ii) the executive officer who provided the information that caused the incorrect determination of such metric being achieved or being achieved at a higher payment level provided it with knowledge that such information was inaccurate and has been terminated for cause; and (iii) a lower payment would have been made to the executive officer based upon the metric not being achieved or being achieved at a lower payment level, the Board of Directors may require that such individual executive officer repay or forfeit to the Company the amount by which any of such individual executive officer’s incentive payments attributable to the period covered by the financial goal exceeded the lower payment that would have been made based on the metric not being achieved or being achieved at the lower payment level. This policy is in addition to clawback policies that may otherwise be required by law or regulation, such as Section 304 of the Sarbanes-Oxley Act.

Perquisites and Benefits
We do not believe that it is appropriate for our named executive officers to receive special perquisites and benefits and, thus, our named executive officers do not receive any personal benefits or perquisites that are not available on a non-discriminatory basis to all employees. Our employee benefit plans in which our NEOs participate include medical, dental, vision, disability, life and long-term care insurance, qualified transportation benefits and a 401(k) plan.

Pension and Retirement Plans
We do not maintain any retirement, pension, defined benefits, supplemental executive retirement or similar plans in which only our named executive officers are eligible. We had previously established the American Capital, Ltd. Employee Stock Ownership Plan (the “ESOP”) as an “employee stock ownership plan” within the meaning of Section 4975(e)(7) of the Code, and the American Capital, Ltd. 401(k) Plan (the “401(k) Plan”) with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. We maintained the ESOP and 401(k) Plan for the benefit of our employees to enable them to share in our growth and supplement their personal savings and social security. The ESOP was merged into the 401(k) Plan and there will be no further ESOP contributions. Since 2010, we have matched 100% of an employee’s 401(k) contributions, up to the first 3% of his or her compensation, subject to statutory maximums, and currently expect to do so again in 2016. The statutory maximum matching contribution for 2015 was $7,950. The NEOs participate in the 401(k) Plan on the same basis as all of our other employees.
Employment Agreements
We have entered into employment agreements with each of our named executive officers. The agreements provide for a two-year term, which renews on a daily basis so that there will always be two years remaining until either party gives notice that the automatic renewals are to be discontinued. As described above, each agreement also sets forth a minimum base salary for the NEO and that he is entitled to participate in a performance-based target incentive payment program with a specified minimum target incentive payment amount. Also, the agreements set forth certain compensation and benefits in the event that the executive officer’s employment with the Company terminates or is terminated, as described below under “—Severance and Change of Control Payments—Employment Agreements.” The employment agreements also include covenants related to post-employment obligations of the executive officer in areas such as competition with us and obligations to maintain the confidentiality of certain information.
Conclusion
We believe that our compensation programs have been appropriately designed to continue to attract, retain and motivate our employees, including our NEOs, improve our financial performance and align the interests of our NEOs with the long-term interests of our stockholders. We believe that our overall performance since going public in 1997 is due in part to the effectiveness of our compensation programs with respect to all of our employees, including our named executive officers.

REPORT OF THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

Our Compensation, Corporate Governance and Nominating Committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this report. Based on that review and discussions, the Compensation, Corporate Governance and Nominating Committee recommends to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.

By the Compensation, Corporate Governance and Nominating Committee:
Phil R. Harper, Chairman
Stan Lundine
Alvin N. Puryear

SUMMARY COMPENSATION TABLE
The following table provides information concerning the compensation of the NEOs earned during the fiscal year ended December 31, 2015. In the column “Salary,” we disclose the amount of base salary paid to the NEO during the fiscal year. In the column “Bonus,” we disclose the amount of short-term cash incentive payments earned by the NEO during the fiscal year. We disclose the amount of the NEO’s Incentive Awards under the Performance Incentive Plan in the column “Stock Awards,” although the NEOs do not receive stock from us; rather, we make cash contributions to the Trust, which purchases shares of our Common Stock on the open market. A number of hypothetical, or notional, shares are allocated to each participant’s account. See “—Short-Term Cash Incentive Payment” on page 16 above.
The amount of the NEO’s performance-based Target Award earned during the fiscal year under our Performance Incentive Plan is disclosed in the column “Non-Equity Incentive Plan Compensation.” The amount in the column “All Other Compensation” is comprised of our contribution to the 401(k) plan, which was capped at $7,950 in 2015, $7,800 in 2014, and $7,650 in 2013. The NEOs did not have any perquisites or other personal benefits in excess of the reporting thresholds during the fiscal year.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)		Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation($) (5)		Total ($)
Malon Wilkus	2015	1,495,000	—	6,731,560	(4)	—	3,000,000	7,950		11,234,510
Chief Executive Officer and Chairman of the Board of Directors	2014	1,495,000	—	10,000,000	(4)	—	5,400,000	7,800		16,902,800
	2013	1,495,000	—	400,630		2,234,448	5,400,000	7,650		9,537,728
Ira J. Wagner	2015	255,000	—	—		—	—	5,905,421	(6)	6,160,421
Former President, European Private Finance and Chief Operating Officer	2014	1,020,000	—	—		—	2,150,000	7,800		3,177,800
	2013	1,020,000	—	191,604		1,068,641	2,250,000	7,650		4,537,895
John R. Erickson	2015	1,085,000	—	—		—	3,000,000	7,950		4,092,950
President, Structured Finance and Chief Financial Officer	2014	1,085,000	—	—		—	2,700,000	7,800		3,792,800
	2013	1,085,000	—	226,446		1,262,967	2,700,000	7,650		5,282,063
Samuel A. Flax	2015	1,020,000	—	—		—	2,500,000	7,950		3,527,950
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2014	1,020,000	—	—		—	2,250,000	7,800		3,277,800
	2013	1,020,000	—	191,604		1,068,641	2,250,000	7,650		4,537,895
Brian S. Graff	2015	1,020,000	—	—		—	2,500,000	7,950		3,527,950
President, Private Finance	2014	905,000	—	—		—	1,800,000	7,800		2,712,800
	2013	905,000	—	174,185		971,488	1,800,000	7,650		3,858,323
Gordon J. O’Brien	2015	1,020,000	—	—		—	2,500,000	7,950		3,527,950
President, Specialty Finance, European Private Finance and Operations	2014	1,020,000	—	—		—	2,250,000	7,800		3,277,800
	2013	1,020,000	—	191,604		1,068,641	2,250,000	7,650		4,537,895
______________________________________________

(1)	Each NEO’s employment agreement sets forth a minimum base salary, as discussed above in “—Components of NEO Compensation and their Purposes.”

(2)	Each NEO’s employment agreement sets forth a minimum target incentive payment amount, as discussed above in “—Components of NEO Compensation and their Purposes.”

(3)
In the columns “Stock Awards” and “Option Awards,” we disclose the amount of the award(s) measured in dollars and calculated in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), as required by SEC regulations. Amounts under the column “Stock Awards” represent the fair market value of stock awards granted in such year in accordance with ASC 718. The fair market value of a stock award is based on the fair market value of our stock on the date of grant. Amounts under the column “Option Awards” represent the fair value per share of stock option awards granted in 2015, 2014 and 2013 based on the ASC 718 that require certain assumptions that we disclose in Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(4)
Mr. Wilkus’ stock awards were intended to replace certain equity awards made in prior years that had been determined to be void. See “—Special Long-Term Equity Incentive Compensation Award” on page 22. The replacement is now complete and no more replacement awards will be made to Mr. Wilkus.

(5)	Except as noted, amounts shown under “All Other Compensation” represent employer matches for employee contributions to our 401(k) Plan.

(6)
Includes $5,671,552 paid pursuant to the Separation Agreement and $225,919 paid pursuant to the Consulting Agreement(see “—2015 Compensation Decisions” on page 19), as well as employer matches for employee contributions to our 401(k) Plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2015
In this table we provide information about each grant of an award made to an NEO in the most recently completed fiscal year under the Option Plans and the Performance Incentive Plan. The target amounts are the same as the maximum amounts under each of the plans. In each case, the grant date is the same date as the Compensation, Corporate Governance and Nominating Committee approval date. Amounts disclosed under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” include the performance-based portion of the Target Awards under the Performance Incentive Plan and the amounts disclosed under “Estimated Possible Payouts Under Equity Incentive Plan Awards” include the performance-based Incentive Awards under the Performance Incentive Plan. The column “All Other Option Awards” includes grants made under the Option Plans. The exercise price of option awards is the closing price of our Common Stock on the date of grant.
Amounts included in the “Grant Date Fair Value of Stock and Option Awards” column are valued in accordance with ASC 718 without reduction of any assumed forfeitures and are based on certain assumptions that we disclose in Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards (N/A)			All Other Stock Awards: Number of Shares or Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Malon Wilkus			3,000,000
	3/12/2015		6,731,560					458,866 (1)			6,731,560(1)
Ira J. Wagner			—
John R. Erickson			3,000,000
Samuel A. Flax			2,500,000
Brian S. Graff			2,500,000
Gordon J. O’Brien			2,500,000

____________________________________________________

(1)	Mr. Wilkus’ stock award was intended to replace certain equity awards made in prior years that had been determined to be void. See “—Special Long-Term Equity Incentive Compensation Award” on page 22.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about unexercised options, both exercisable and unexercisable, under the Option Plans and Incentive Awards under the Performance Incentive Plan that have not vested for each NEO outstanding as of December 31, 2015. The market value of the Incentive Awards is the market value of the NEO’s bookkeeping account under the Performance Incentive Plan calculated with a stock price of $13.79, which was the closing price of our Common Stock as of December 31, 2015.

Name	Option Awards					Stock Awards(1)
	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(3)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares that Have Not Vested ($)
Malon Wilkus	120,506	—		16.71	7/24/2018	416,451	5,742,858
	118,760	—		2.71	6/23/2019
	116,456	—		3.10	7/22/2019
	154,281	—		2.51	5/26/2019
	482,020	—		16.71	7/24/2018
	746,982	—		4.81	1/7/2019
	154,281	—		2.15	4/24/2019
	70,353	—		2.96	8/12/2019
	191,327	—		2.77	11/11/2019
	189,210	—		3.48	2/10/2020
	188,092	—		6.45	4/29/2020
	108,135	—		5.19	7/22/2020
	147,600	—		5.19	7/22/2020
	548,222	—		5.19	7/22/2020
	11,864	—		5.19	7/22/2020
	176,732	—		6.51	10/21/2020
	502,273	—		6.51	10/21/2020
	136,816	—		6.51	10/21/2020
	18,985	4,747		8.47	2/1/2021
	149,003	37,251		8.47	2/1/2021
	484,668	121,167		8.47	2/1/2021
	487,616	121,908		10.19	4/28/2021

Name	Option Awards					Stock Awards(1)
	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(3)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares that Have Not Vested ($)
Ira J. Wagner	51,132	—		16.71	3/31/2020
	204,519	—		16.71	3/31/2020
	167,391	—		14.47	3/31/2020
John R. Erickson	64,180	—		16.71	7/24/2018	9,390	129,493
	256,713	—		16.71	7/24/2018
	422,207	—		4.81	1/7/2019
	106,315	—		6.45	4/29/2020
	461,123	—		5.19	7/22/2020
	461,123	—		6.51	10/21/2020
	136,507	34,127		8.47	2/1/2021
	232,391	58,098		8.47	2/1/2021
	368,898	92,225		10.19	4/28/2021
	208,334	52,084		10.08	7/21/2021
	208,334	52,084		6.77	10/20/2021
	156,250	104,168		8.22	1/31/2022
	138,078	92,053		9.64	4/28/2022
	79,132	118,698		14.47	4/25/2023
Samuel A. Flax	51,132	—		16.71	7/24/2018	7,945	109,568
	204,519	—		16.71	7/24/2018
	157,252	—		4.81	1/7/2019
	89,957	—		6.45	4/29/2020
	390,173	—		5.19	7/22/2020
	390,173	—		6.51	10/21/2020
	312,138	78,035		8.47	2/1/2021
	312,138	78,035		10.19	4/28/2021
	176,279	44,070		10.08	7/21/2021
	176,279	44,070		6.77	10/20/2021
	132,209	88,140		8.22	1/31/2022
	116,832	77,890		9.64	4/28/2022
	66,956	100,435		14.47	4/25/2023

Name	Option Awards					Stock Awards(1)
	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(3)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares that Have Not Vested ($)
Brian S. Graff	6,136	—		26.65	4/4/2018	7,223	99,600
	42,891	—		16.71	7/24/2018
	11,951	—		4.81	1/7/2019
	24,538	—		26.65	4/4/2018
	171,564	—		16.71	7/24/2018
	224,775	—		4.81	1/7/2019
	81,778	—		6.45	4/29/2020
	354,700	—		5.19	7/22/2020
	354,700	—		6.51	10/21/2020
	283,760	70,940		8.47	2/1/2021
	283,760	70,940		10.19	4/28/2021
	160,252	40,064		10.08	7/21/2021
	160,252	40,064		6.77	10/20/2021
	120,189	80,127		8.22	1/31/2022
	106,211	70,808		9.64	4/28/2022
	60,868	91,305		14.47	4/25/2023
Gordon J. O’Brien	51,132	—		16.71	7/24/2018	7,945	109,568
	204,519	—		16.71	7/24/2018
	123,528	—		4.81	1/7/2019
	89,957	—		6.45	4/29/2020
	390,173	—		5.19	7/22/2020
	390,173	—		6.51	10/21/2020
	312,138	78,035		8.47	2/1/2021
	312,138	78,035		10.19	4/28/2021
	176,279	44,070		10.08	7/21/2021
	176,279	44,070		6.77	10/20/2021
	132,209	88,140		8.22	1/31/2022
	116,832	77,890		9.64	4/28/2022
	66,956	100,435		14.47	4/25/2023

(1)
We disclose the amount of the NEO’s Incentive Awards under the Performance Incentive Plan in the column “Stock Awards,” although the NEOs do not receive stock from us; rather, we make cash contributions to the Trust, which purchases shares of our Common Stock on the open market. A number of hypothetical, or notional, shares are allocated to each participant’s account. See “—Short-Term Cash Incentive Payment” on page 16 above.

(2)	Vesting dates of unvested option awards are as follows:

Vest Date	Malon Wilkus	John R. Erickson	Gordon J. O’Brien	Brian S. Graff	Samuel A. Flax
1/31/2016	—	52,084	44,070	40,063	44,070
2/1/2016	163,165	92,225	78,035	70,940	78,035
4/25/2016	—	39,566	33,478	30,435	33,478
4/27/2016	—	46,026	38,945	35,404	38,945
4/28/2016	121,908	92,225	78,035	70,940	78,035
7/21/2016	—	52,084	44,070	40,064	44,070
10/20/2016	—	52,084	44,070	40,064	44,070
1/31/2017	—	52,084	44,070	40,064	44,070
4/25/2017	—	39,566	33,478	30,435	33,478
4/27/2017	—	46,027	38,945	35,404	38,945
4/25/2018	—	39,566	33,479	30,435	33,479

(3)	Vesting dates of hypothetical, or notional, shares credited to the participant’s account under the Performance Incentive Plan are as follows:

Vest Date	Malon Wilkus	John R. Erickson	Gordon J. O’Brien	Brian S. Graff	Samuel A. Flax
1/31/2016	57,854	—	—	—	—
4/25/2016	39,416	3,130	2,648	2,407	2,648
4/27/2016	48,674	—	—	—	—
4/28/2016	15,112	—	—	—	—
7/21/2016	33,381	—	—	—	—
10/20/2016	36,652	—	—	—	—
1/31/2017	57,855	—	—	—	—
4/25/2017	39,416	3,130	2,648	2,408	2,648
4/27/2017	48,673	—	—	—	—
4/25/2018	39,418	3,130	2,649	2,408	2,649

OPTION EXERCISES AND STOCK VESTED

The following table provides information relating to exercises of stock options and vesting of Incentive Awards during the year ended December 31, 2015, on an aggregated basis. The amounts under the “Value Realized on Vesting” column were calculated by multiplying the number of shares acquired on vesting by the share price on the date the award vested.

Name	Option Awards		Stock Awards (1)
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Malon Wilkus	—	—	435,468	6,298,336
Ira J. Wagner	1,860,116	10,684,599	10,593	156,677
John R. Erickson	562,210	6,556,297	3,130	47,451
Gordon J. O’Brien	100,000	998,040	2,648	40,144
Samuel A. Flax	406,338	4,464,115	2,648	40,144
Brian S. Graff	—	—	2,408	36,505

(1)
Participants in the Performance Incentive Plan are generally permitted to defer the distribution of vested portions of Incentive Awards to a date up to ten years after the date of the grant. Of the amounts included in the table above, the vested awards were deferred as follows:

•
Mr. Wilkus elected to defer 5,537 shares until 2020, and an additional 429,931 shares may not be paid until the earlier of Mr. Wilkus’ death or separation from service (subject to a rule under Section 409A of the Code that may require a six-month delay on amounts payable based on a separation from service).

•	Mr. Flax elected to defer the distribution of 2,648 shares until 2023.

SEVERANCE AND CHANGE OF CONTROL PAYMENTS

Employment Agreements
Each of the employment agreements that we have entered into with a named executive officer contains provisions for payments upon certain events as follows:
Disability

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

•	insurance and other employee benefits during the base salary continuation period following a disability.
Termination by us other than for Misconduct or by the executive officer with Good Reason

•	continuation of base salary and insurance benefits for a specified period;

•	an additional lump sum severance payment in a specified amount ($3,000,000 for Mr. Wilkus, $1,500,000 for Mr. Erickson and $1,250,000 for Messrs. Flax and O’Brien); and

•
an additional severance payment equal to the greater of the highest target incentive payment amount that the officer could have earned during the year in which the termination occurred or the highest target incentive payment made to the officer for any of the three calendar years ending prior to the year in which the termination occurred, multiplied by 2 for Mr. Wilkus and by 1.25 for Messrs, Erickson, Flax and O’Brien.

In the case of Mr. Wilkus, the continuation period is two years, in the case of Messrs. Erickson, Flax and O’Brien, the period is 15 months. During the continuation period, the base salary will be continued at the highest rate in effect in the 24 months preceding termination.

Change of Control
A “Change of Control” is defined in each of the employment agreements as the occurrence of any of the following events: (i) any person or group of persons (as defined in Section 13(d) and 14(d) of the Exchange Act) together with its affiliates, excluding employee benefit plans of the Company, becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing 25% or more of the combined voting power of the Company’s then outstanding securities; (ii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or entity regardless of which entity is the survivor, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (iii) the stockholders of the Company approve a plan of complete liquidation or winding-up of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.
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
Death
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
In addition, each of the employments agreements contains a non-competition provision that prevents the named executive officer, without the prior written consent of our Board of Directors, from being involved as an officer, employee, partner, stockholder, consultant or otherwise with (A) any person that competes with us or provides or proposes to provide services or investments to a current client of us or (B) any of our potential customers with whom we have discussed a relationship in the 12 months prior to such executive officer’s termination date. The non-competition period (the “Restricted Period”) lasts for two years from the termination date if the Company terminates the named executive officer’s employment for other than “misconduct” or disability or if the named executive officer terminates employment for “good reason” or one year if the named executive officer’s employment is otherwise terminated. Each of the employment agreements also contains a provision preventing the named executive officer from soliciting any of our employees or interfering in a similar manner with our business during the Restricted Period.
Stock Option and Stock Plans
Under the terms of the Employee Option Plans, a participant’s options vest in full upon a change of control of us. Under the Performance Incentive Plan, notwithstanding a participant’s election to defer distributions of a vested incentive payment award, the vested portion of a participant’s account(s) will generally be distributed upon the occurrence of a change of control.
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
In accordance with SEC regulations, for purposes of the quantitative disclosure in the following table, we have assumed that the termination took place on December 31, 2015, but under the terms of the current employment agreements and that the price per share of our Common Stock is the closing market price as of December 31, 2015, or $13.79.

The information below constitutes forward-looking statements for purposes of the Private Litigation Securities Reform Act of 1995.

Executive Benefits and Payments upon Termination	Termination by Company Without Cause ($)	Termination by Company or Voluntary Termination for Good Reason, each in connection with a Change in Control($)	Voluntary Termination ($)	Disability ($)	Death ($)
Malon Wilkus (4)
Severance Payment	2,990,000	4,485,000	—	—	—
Base Salary	—	—	—	2,990,000	—
Unused Accrued Vacation Time (1)	0 - 172,500	0 - 172,500	0 - 172,500	0 - 172,500	0 - 172,500
Target Incentive Payment (2)	15,000,000	21,000,000	—	18,000,000	6,000,000
Insurance Benefits (3)	33,807	50,710	—	33,807	25,355
TOTAL:	18,196,307	25,708,210	172,500	21,196,307	6,197,855
John R. Erickson
Severance Payment	1,356,250	2,170,000	—	—	—
Base Salary	—	—	—	1,085,000	—
Unused Accrued Vacation Time	0 - 104,327	0 - 104,327	0 - 104,327	0 - 104,327	0 - 104,327
Target Incentive Payment	5,250,000	7,500,000	—	6,000,000	3,000,000
Insurance Benefits	30,775	49,241	—	24,620	36,930
TOTAL:	6,741,352	9,823,568	104,327	7,213,947	3,141,257
Ira J. Wagner (5)
Severance Payment	5,650,000	—	—	—	—
Base Salary	—	—	—	—	—
Unused Accrued Vacation Time	—	—	—	—	—
Target Incentive Payment	—	—	—	—	—
Insurance Benefits	21,552	—	—	—	—
TOTAL:	5,671,552	—	—	—	—
Samuel A. Flax
Severance Payment	1,275,000	2,040,000	—	—	—
Base Salary	—	—	—	1,020,000	—
Unused Accrued Vacation Time	0 - 78,462	0 - 78,462	0 - 78,462	0 - 78,462	0 - 78,462
Target Incentive Payment	4,375,000	6,250,000	—	5,000,000	2,500,000
Insurance Benefits	30,775	49,241	—	24,620	36,930
TOTAL:	5,759,237	8,417,703	78,462	6,123,082	2,615,392
Brian S. Graff
Severance Payment	1,275,000	2,040,000	—	—	—
Base Salary	—	—	—	1,020,000	—
Unused Accrued Vacation Time	0 - 78,462	0 - 78,462	0 - 78,462	0 - 78,462	0 - 78,462
Target Incentive Payment	4,375,000	6,250,000	—	5,000,000	2,500,000
Insurance Benefits	30,775	49,241	—	24,620	36,930
TOTAL:	5,759,237	8,417,703	78,462	6,123,082	2,615,392
Gordon J. O’Brien
Severance Payment	1,275,000	2,040,000	—	—	—
Base Salary	—	—	—	1,020,000	—
Unused Accrued Vacation Time	0 - 98,077	0 - 98,077	0 - 98,077	0 - 98,077	0 - 98,077
Target Incentive Payment	4,375,000	6,250,000		5,000,000	2,500,000
Insurance Benefits	30,775	49,241		24,620	36,930
TOTAL:	5,778,852	8,437,318	98,077	6,142,697	2,635,007

(1)	Unused accrued vacation time for each NEO is a range of minimum and maximum amounts payable, depending on the amount of vacation time accrued at the time of termination.

(2)	Amounts in the rows titled “Target Incentive Payment” have been calculated assuming no other payments have been made to the NEO as of December 31, 2015, for the current year.

(3)	Insurance Benefits are based on the December 2015 monthly payment for Health, Dental, Vision, Life and Disability coverage for each NEO.

(4)
As discussed above in “—Severance and Change of Control Payments—Employment Agreements,” Mr. Wilkus has the right under his employment agreement to declare that good reason exists regardless of whether a change of control has occurred in certain circumstances.

(5)	Effective March 31, 2015, we entered into an agreement with Mr. Wagner regarding his separation from employment on March 31, 2015. See "—2015 Compensation Decisions" on page 19.

COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation, Corporate Governance and Nominating Committee during fiscal year 2015 served as an officer, former officer, or employee of ours or had a relationship discloseable under “Related Person Transactions.” Further, during 2015, none of our executive officers served as:

•
a member of the compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation, Corporate Governance and Nominating Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation, Corporate Governance and Nominating Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 11, 2016 (unless otherwise indicated), the beneficial ownership of each current director, each of our named executive officers, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the legally outstanding shares of our Common Stock. Unless otherwise indicated, we believe that the beneficial owners set forth in the table below have sole voting and investment power.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class	Dollar Range of Equity Securities Beneficially Owned
Beneficial Owners of more than 5%:
BlackRock Inc.	27,363,037	(11)	11.1%	N/A
Pine River Capital Management L.P.	13,406,586	(12)	5.5%	N/A
Elliot, Elliot International & EICA	12,475,000	(13)	5.1%	N/A
Directors and Named Executive Officers:
Malon Wilkus	7,740,914	(4)(5)(8)	3.1%	over $100,000
John R. Erickson	4,386,991	(4)(5)(9)	1.8%	N/A
Samuel A. Flax	3,203,689	(4)(5)	1.3%	N/A
Gordon O’Brien	3,011,120	(4)(5)	1.2%	N/A
Brian Graff	2,760,120	(4)(5)	1.1%	N/A
Ira Wagner	2,236,361	(3)	*	over $100,000
Mary C. Baskin	250,473	(6)(7)	*	over $100,000
Neil M. Hahl	360,220	(6)	*	over $100,000
Philip R. Harper	1,377,259	(6)(10)	*	over $100,000
Stan Lundine	331,373	(6)	*	over $100,000
Kristen L. Manos	10,000		*	over $100,000
Susan Nestegard	119,156	(6)	*	over $100,000
Kenneth D. Peterson, Jr.	710,032	(6)	*	over $100,000
Alvin N. Puryear	378,412	(6)	*	over $100,000
David G. Richards	15,300		*	over $100,000
Directors and Executive Officers as a group (17 persons)	28,307,330		11.5%

*	Less than one percent.
(1)
Pursuant to the rules of the SEC, shares of our common stock subject to options held by our directors and named executive officers that are exercisable within 60 days of April 11, 2016, are deemed outstanding for the purposes of computing such director’s or executive officer’s beneficial ownership.

(2)
The dollar range of our equity securities beneficially owned is calculated by multiplying the closing price of our common stock as reported on The NASDAQ Global Select Market as of April 11, 2016, times the number of shares beneficially owned, in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(3)
Mr. Wagner separated from employment with the Company on March 31, 2015. The number of shares beneficially owned were calculated based on shares held directly and indirectly as of March 21, 2015, 10,593 shares vested in our Performance Incentive Plan that were distributed on April 24, 2015 and 2,081,259 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2015.

(4)
Includes vested and deferred shares allocated to the account of each executive officer as a participant in our Performance Incentive Plan, each as of April 11, 2016, and shares issuable upon the exercise of options that are exercisable within 60 days of April 11, 2016: Mr. Wilkus has 1,415,686 shares in the PIP and 5,589,255 shares issuable upon the exercise of options; Mr. Erickson has 38,214 shares in the PIP and 3,621,711 shares issuable upon the exercise of options; Mr. Flax has 71,212 shares in the PIP and 2,848,600 shares issuable upon the exercise of options; Mr. O’Brien has 44,481 shares in the PIP and 2,814,876 shares issuable upon the exercise of options; and Mr. Graff has 13,348 shares in the PIP and 2,696,107 shares issuable upon the exercise of options.

(5)
Includes the equivalent number of shares held as units in our 401(k) Plan of which the named executive officer is the beneficial owner: Mr. Wilkus has the equivalent of 80,934 shares; Mr. Erickson has the equivalent of 10,279 shares; Mr. Flax has the equivalent of 4,766 shares; Mr. O’Brien has the equivalent of 9,032 shares; and Mr. Graff has the equivalent of 6,878 shares.

(6)
Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of April 11, 2016. Mses. Baskin and Nestegard, Messrs. Hahl, Harper, Lundine and Peterson, and Dr. Puryear have 206,250, 104,156, 340,000, 433,750, 246,250, 246,250 and 340,000 such shares, respectively.

(7)	Includes 14,606 shares that are owned by Ms. Baskin’s husband. Also includes 165 shares that are owned by Ms. Baskin’s son, of which Ms. Baskin disclaims beneficial ownership of such shares.
(8)	Includes 91,963 shares that are owned by Mr. Wilkus’ wife.
(9)	Includes 242,155 shares that are held by a family trust. Also includes 197,700 shares held by another family trust, of which Mr. Erickson disclaims beneficial ownership of such shares.
(10)	Includes 12,747 shares that are owned by Mr. Harper’s wife.

(11)
This information is based on a Schedule 13G/A (the “BlackRock Schedule 13G”) filed with the SEC on January 23, 2016, by BlackRock, Inc. as a parent holding company or control person of certain named funds, with a business address at 55 East 52nd Street, New York, NY 10022. The BlackRock Schedule 13G indicates that as of December 31, 2015, BlackRock, Inc. had sole voting power with respect to 27,363,037 shares and sole dispositive power with respect to 27,363,037 shares.

(12)
This information is based on a Schedule 13G (the “Pine River Schedule 13G”) filed with the SEC on February 10, 2016, by Pine River Capital Management L.P. as a parent holding company or control person of certain named funds, with a business address at 601 Carlson Parkway 7th Floor Minnetonka, MN 55305. The Pin River Schedule 13G indicates that as of December 31, 2015, Pine River Capital Management L.P. had sole voting power with respect to 13,406,586 shares and sole dispositive power with respect to 13,406,586 shares.

(13)
This information is based on a Schedule 13D/A (the “Elliott Schedule 13D”) filed with the SEC on March 11, 2016, by Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc. (collectively “Elliott, Elliott International and EICA”) as a parent holding company or control person of certain named funds, with a business address at 55 East 52nd Street, New York, NY 10022. The Elliott Schedule 13D indicates that as of February 16, 2016, Elliott, Elliott International and EICA had sole voting power with respect to 12,475,000 shares and sole dispositive power with respect to 6,010,500 shares and shared dispositive power with respect to 6,464,500 shares. The Elliott Schedule 13D also indicates that as of February 16, 2016, Elliott and Elliott International have entered into notional principal amount derivative agreements in the form of cash settled swaps with respect to a total of 19,048,099 shares, which represents economic exposure of an additional 7.7%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN TRANSACTIONS WITH RELATED PERSONS

Related Person Transaction Policies
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers, directors, and employees and any person controlling or under common control with us, subject to certain exceptions.
Our Code of Ethics, which is reviewed and approved by the Board of Directors and provided to all employees, directors and independent contractors, requires that all employees, directors and independent contractors avoid any situations or relationships that involve actual or potential conflicts of interest, or perceived conflicts of interest, between an individual’s personal interests and the interests of the Company or our portfolio companies. Pursuant to the Code of Ethics, each employee, director, and independent contractor must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to their supervisor or the Chief Compliance Officer. If a conflict is determined to exist, the employee, director or independent contractor must disengage from the conflict situation or terminate his or her employment with us. Our Chief Executive Officer, Chief Financial Officer, principal accounting officer, Controller and certain other persons who may be designated by the Board of Directors or our Audit, Compliance and Valuation Committee (collectively, the “Financial Executives”) must consult with our Chief Compliance Officer with respect to any proposed actions or arrangements that are not clearly consistent with the Code of Ethics. In the event that a Financial Executive wishes to engage in a proposed action or arrangement that is not consistent with the Code of Ethics, the Financial Executive must obtain a waiver of the relevant Code of Ethics provisions in advance from our Audit, Compliance and Valuation Committee. We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our Financial Executives) in the Investor Relations section of our web site at www.AmericanCapital.com.
Related Person Transactions
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

Loan Transactions. Since the July 30, 2002 enactment of Sarbanes-Oxley Act of 2002, neither American Capital nor any of its subsidiaries has made any loans to any of our executive officers or directors.
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

Meetings of Disinterested Directors. Members of the Board of Directors who are not “Interested Persons” as defined in the 1940 Act have decided to hold quarterly meetings without persons who are members of management present. Each year, these directors designate a director who is “independent,” as defined in Rule 4200(a)(15) of the NASDAQ listing standards, to serve as the “lead independent director” and preside at these meetings. Presently, our disinterested directors meet quarterly and may hold additional meetings at the request of the lead independent director or another disinterested director. The designation of a lead independent director is for a one-year term and a lead independent director may not succeed himself or herself in that position. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. At a meeting on July 23, 2015, Mr. Harper was designated as the lead independent director for the current term.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP has served as our independent registered public accounting firm since 1993 and, at a meeting on February 11, 2016, the Audit, Compliance and Valuation Committee approved the appointment of Ernst & Young LLP to audit our consolidated financial statements for the year ending December 31, 2015. This appointment is subject to ratification or rejection by the stockholders. Ernst & Young LLP has no financial interest in American Capital. A representative of Ernst & Young LLP is expected to be present at our 2016 Annual Meeting, will have an opportunity to make a statement if he or she so desires and is expected to be available to respond to appropriate questions.
Independent Public Accountant’s Fees

The following table presents a summary of the fees billed by Ernst & Young LLP for professional audit services and other services provided for the two years ended December 31, 2015 and 2014.

	(in thousands)
	2015	2014
Audit Fees	$5,153	$3,402
All Other Fees	6	180
Total Fees	$5,159	$3,582

Audit Fees
“Audit Fees” relate to fees billed by Ernst & Young LLP for the annual audit, including the audit of our annual financial statements, audit of internal control over financial reporting, review of our quarterly financial statements and and security custody examinations.
All Other Fees
“All Other Fees” relate to fees billed for products and services other than the services reported above, principally including the subscription fee for the use of an accounting research tool and required agreed upon procedures related to funds managed by one of our portfolio companies.
Pre-Approval Policy
All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and were pre-approved by the Audit, Compliance and Valuation Committee for 2015 and 2014 in accordance with its pre-approval policy. The Audit, Compliance and Valuation Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditors. The policy requires the Audit, Compliance and Valuation Committee to approve each audit or non-audit engagement or accounting project involving the independent auditors, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm’s independence. The Audit, Compliance and Valuation Committee may delegate its pre-approval authority to one or more of its members, and the member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit, Compliance and Valuation Committee at its next meeting. In addition, pursuant to the policy, pre-approval is not required for additional non-audit services if such services result in a de minimis amount of less than 5% of the total annual fees paid by us to the independent auditor during the fiscal year in which the non-audit services are provided, were not recognized by us at the time of engagement to be non-audit services and are reported to the Audit, Compliance and Valuation Committee promptly thereafter and approved prior to the completion of the audit.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on our Form 10-K for the year ended December 31, 2015 on February 17, 2016.

(a)(2)
No financial statements schedules are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on our Form 10-K for the year ended December 31, 2015 on February 17, 2016.

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

*4.4.
Supplemental Indenture, dated as of September 10, 2014, between AC Corporate Holdings, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149) filed February 17, 2016.

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

*10.7.
Second Amended and Restated Credit Agreement, dated as of December 11, 2015, among ACAS Funding I, LLC, as Borrower, the lender parties thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.7 of Form 10-K (File No. 814-00149), filed February 17, 2016.

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

*10.12.
Second Amended and Restated Custodian Agreement between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and Wells Fargo Bank, National Association, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.33 of Form 10-K for the year ended December 31, 2011 (File No. 814-00149), filed February 27, 2012.

†*10.13.
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

†10.22.	Confidential Separation Agreement and General Release between American Capital, Ltd. and Ira Wagner effective as of March 31, 2015, filed herewith.

†10.23	Consulting Agreement between American Capital, Ltd. and Ira Wagner effective as of April 1, 2015, filed herewith.

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

†*10.26.
Form of Indemnification Agreement entered into by and between American Capital, Ltd. and each of Mary Baskin, Neil Hahl, Philip Harper, Stan Lundine, Kristen L. Manos, Susan K. Nestegard, Kenneth Peterson, Jr., Alvine Puryear, David G. Richards and Malon Wilkus, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 814-00149), filed October 28, 2009.

†*10.27.
Form of American Capital Strategies, Ltd. 2000 Employee Stock Option Plan, incorporated herein by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed April 5, 2000, as amended by Amendment No. 1, incorporated herein by reference to Exhibit II of the Definitive Proxy Statement for the 2001 Annual Meeting (File No. 814-00149), filed April 3, 2001.

†*10.28.
Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2002 Annual Meeting (File No. 814-00149), filed April 12, 2002.

†*10.29.
Form of American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2003 Annual Meeting (File No. 814-00149), filed April 10, 2003.

†*10.30.
Form of American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated herein by reference to Exhibit II of the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed March 26, 2004.

†*10.31.
Form of American Capital Strategies, Ltd. 2005 Employee Stock Option Plan, incorporated herein by reference to Exhibit III of the Definitive Proxy Statement for the 2004 Annual Meeting (File No. 814-00149), filed April 26, 2005.

†*10.32.
Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149), filed April 11, 2006.

†*10.33.
Form of American Capital Strategies, Ltd. 2007 Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2007 Annual Meeting (File No. 814-00149), filed March 27, 2007.

†*10.34.
Form of American Capital Strategies, Ltd. 2008 Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed April 9, 2008.

†*10.35.
Form of American Capital, Ltd. 2009 Stock Option Plan, incorporated herein by reference to Exhibit II of the Definitive Proxy Statement for the 2009 Annual Meeting (File No. 814-00149), filed April 30, 2009.

†*10.36.
Form of 2014 Amended and Restated American Capital Performance Incentive Plan, as adopted June 12, 2014, incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2014 (File No. 814-00149), filed August 11, 2014.

†*10.37.
Form of Acceptance and Election Agreement for Amended and Restated American Capital Incentive Bonus Plan, incorporated herein by reference to Exhibit 2.i.12 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-133571), filed June 26, 2006.

†*10.38.
Form of American Capital, Ltd. 2010 Disinterested Director Stock Option Plan, incorporated herein by reference to Exhibit I of the Definitive Proxy Statement for the 2010 Annual Meeting (File No. 814-00149), filed August 6, 2010.

†*10.39.
Amended and Restated American Capital Strategies, Ltd. Employee Stock Ownership Plan, effective as of January 1, 2009 Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

†*10.40.
Agreement and Release dated as of March 12, 2015, between American Capital, Ltd. and Malon Wilkus, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2015 (File No. 814-00149), filed May 11, 2015.

†*10.41.
Form of American Capital, Ltd. Employee Cash Incentive Plan, incorporated herein by reference to Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting (File No. 814-00149), filed March 11, 2015.

*10.42.
First Amended and Restated Custody Agreement, dated as of April 15, 2015, between American Capital, Ltd. and U.S. Bank National Association, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2015 (File No. 814-00149), filed May 11, 2015.

*12.1.	Computation of Ratio of Earnings to Fixed Charges, incorporated herein by reference to Exhibit 12.1 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*14.0.
American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of Form N-2 (File No. 333-183296), filed September 14, 2012 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Form N-2 (File No. 333-183296), filed September 14, 2012.

*21.
Subsidiaries of American Capital and jurisdiction of incorporation, incorporated herein by reference to Exhibit 21 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*23.1.	Consent of Ernst & Young LLP, incorporated herein by reference to Exhibit 23.1 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*23.2.
Consent of Ernst & Young LLP relating to the financial statements of European Capital Limited incorporated herein by reference to Exhibit 23.2 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*23.3.
Consent of Ernst & Young LLP relating to the financial statements of American Capital Asset Management, LLC, incorporated herein by reference to Exhibit 23.3 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*24.	Powers of Attorneys of directors and officers, incorporated herein by reference to Exhibit 24 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

*32.
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*99.1.
European Capital Limited Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the
Three Years Ended December 31, 2014, incorporated herein by reference to Exhibit 99.1 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*99.2.
American Capital Asset Management, LLC Consolidated Financial Statements as of December 31, 2015 and 2014
and for each of the Three Years Ended December 31, 2015, incorporated herein by reference to Exhibit 99.2 of Form 10-K for the year ended December 31, 2015 (File No. 814-00149), filed on February 17, 2016.

*	Previously filed

†	Management contract or compensatory plan or arrangement

(b)	Exhibits
See the exhibits filed herewith.

(c)	Additional financial statement schedules
NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Chief Financial Officer
Date: April 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2016
Malon Wilkus

/s/ JOHN R. ERICKSON	Chief Financial Officer (Principal Financial Officer)	April 29, 2016
John R. Erickson

*	Chief Accounting Officer (Principal Accounting Officer)	April 29, 2016
Mark Lindsey

*	Director	April 29, 2016
Mary C. Baskin

*	Director	April 29, 2016
Neil M. Hahl

*	Director	April 29, 2016
Philip R. Harper

*	Director	April 29, 2016
Stan Lundine

*	Director	April 29, 2016
Susan K. Nestegard

*	Director	April 29, 2016
Kenneth D. Peterson, Jr.

*	Director	April 29, 2016
Alvin N. Puryear

*	Director	April 29, 2016
David G. Richards

* By: /s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact