Form 10-Q
period 2016-03-31
AMERICAN CAPITAL, LTD
filed 2016-05-06
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of April 29, 2016, was 218,338,980.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,211 and $2,368, respectively)	$1,921	$2,097
Affiliate investments (cost of $26 and $35, respectively)	84	77
Control investments (cost of $2,488 and $2,502, respectively)	2,732	2,824
Total investments at fair value (cost of $4,725 and $4,905, respectively)	4,737	4,998
Cash and cash equivalents	364	483
Restricted cash and cash equivalents	32	46
Interest and dividend receivable	54	48
Deferred tax asset, net	212	198
Trade date settlement receivable	32	373
Other	84	94
Total assets	$5,515	$6,240
Liabilities and Shareholders’ Equity
Debt ($109 and $204 due within one year, respectively), net	$887	$1,253
Long term incentive plan liability	27	34
Other	121	131
Total liabilities	1,035	1,418
Commitments and contingencies (Note 12)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 227.6 and 247.3 issued and 222.4 and 242.6 outstanding, respectively	2	2
Capital in excess of par value	5,561	5,847
Cumulative translation adjustment, net of tax	(93)	(101)
Distributions in excess of net realized earnings	(877)	(879)
Net unrealized depreciation of investments	(113)	(47)
Total shareholders’ equity	4,480	4,822
Total liabilities and shareholders’ equity	$5,515	$6,240
Net Asset Value Per Common Share Outstanding	$20.14	$19.88

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$59	$78
Control investments	90	60
Total interest and dividend income	149	138
Fee income
Non-Control/Non-Affiliate investments	3	2
Control investments	10	14
Total fee income	13	16
Total operating revenue	162	154
Operating Expenses
Interest	15	17
Salaries, benefits and stock-based compensation	34	40
European Capital management fees	2	4
General and administrative	17	15
Total operating expenses	68	76
Net Operating Income Before Income Taxes	94	78
Tax provision	(20)	(28)
Net Operating Income	74	50
Net realized gain (loss)
Non-Control/Non-Affiliate investments	(15)	(8)
Affiliate investments	2	—
Control investments	(70)	(198)
Foreign currency transactions	—	(2)
Derivative agreements and other	(17)	(48)
Tax benefit	12	43
Total net realized loss	(88)	(213)
Net unrealized appreciation (depreciation)
Portfolio company investments	(76)	229
Foreign currency translation	(8)	19
Derivative agreements and other	13	6
Tax benefit (provision)	5	(76)
Total net unrealized (depreciation) appreciation	(66)	178
Total net loss	(154)	(35)
Net (Decrease) Increase in Net Assets Resulting from Operations (“Net (Loss) Earnings”)	$(80)	$15

Net Operating Income Per Common Share
Basic	$0.31	$0.18
Diluted	$0.31	$0.18
Net (Loss) Earnings Per Common Share
Basic	$(0.34)	$0.06
Diluted	$(0.34)	$0.05
Weighted Average Shares of Common Stock Outstanding
Basic	235.0	271.1
Diluted	235.0	282.9
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015

Net (loss) earnings	$(80)	$15
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $0 and ($21), respectively	8	(96)
Comprehensive loss	$(72)	$(81)

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Operations
Net operating income	$74	$50
Net realized loss, net of tax	(88)	(213)
Net unrealized (depreciation) appreciation, net of tax	(66)	178
Net (loss) earnings	(80)	15
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	4	17
Repurchase of common stock	(297)	—
Stock-based compensation	7	13
Cumulative translation adjustment, net of tax	8	(96)
Other	16	5
Net decrease in net assets resulting from capital share transactions	(262)	(61)
Total decrease in net assets	(342)	(46)
Net assets at beginning of period	4,822	5,472
Net assets at end of period	$4,480	$5,426

Net asset value per common share outstanding	$20.14	$20.12
Common shares outstanding at end of period	222.4	269.7

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net (loss) earnings	$(80)	$15
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Net unrealized depreciation (appreciation) of investments	71	(254)
Net realized loss on investments	100	256
Effects on exchange rate changes on assets and liabilities denominated in foreign currencies	1	3
Accrued PIK interest and dividends on investments	(29)	(25)
Stock-based compensation	7	7
(Increase) decrease in interest and dividend receivable	(7)	5
(Increase) decrease in deferred tax asset, net	(14)	62
Decrease (increase) in other assets	2	(6)
Decrease in other liabilities	(5)	(27)
Payment of long term incentive plan liability	(12)	(46)
Other	16	(2)
Net cash provided by (used in) operating activities	50	(12)
Investing Activities
Purchases and originations of investments	(154)	(807)
Repayments from portfolio company revolving credit facility investments, net	7	2
Principal repayments on debt investments	50	61
Proceeds from loan syndications and loan sales	539	54
Payment of accrued PIK notes and dividend and accreted original issue discounts	14	17
Proceeds from equity investments	32	93
Increase in cash collateral on total return swaps	—	95
Other	—	(3)
Net cash provided by (used in) investing activities	488	(488)
Financing Activities
(Payments on) proceeds from revolving credit facilities, net	(368)	304
Decrease (increase) in debt service escrows	1	(11)
Proceeds from issuance of common stock upon exercise of stock options	4	17
Repurchase of common stock	(297)	—
Other	3	2
Net cash (used in) provided by financing activities	(657)	312
Effect of currency rate changes on cash and cash equivalents	—	(19)
Net decrease in cash and cash equivalents	(119)	(188)
Cash and cash equivalents at beginning of period	483	676
Cash and cash equivalents at end of period	$364	$469

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Per Share Data
Net asset value at beginning of the period	$19.88	$20.50
Net operating income(1)	0.31	0.18
Net realized loss, net of tax(1)	(0.37)	(0.78)
Net unrealized (depreciation) appreciation, net of tax(1)	(0.28)	0.66
Net (loss) earnings(1)	(0.34)	0.06
Issuance of common stock from stock compensation plans	(0.02)	(0.15)
Repurchase of common stock	0.53	—
Cumulative translation adjustment, net of tax	0.04	(0.36)
Other, net(2)	0.05	0.07
Net asset value at end of period	$20.14	$20.12
Ratio/Supplemental Data
Per share market value at end of period	$15.24	$14.79
Total investment return(3)	10.51%	1.23%
Shares of common stock outstanding at end of period	222.4	269.7
Net assets at end of period	$4,480	$5,426
Average net assets(4)	$4,651	$5,449
Average debt outstanding(5)	$1,012	$1,845
Average debt outstanding per common share(1)	$4.31	$6.81
Portfolio turnover rate(6)	11.09%	14.60%
Ratio of operating expenses to average net assets(6)	5.88%	5.66%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.58%	4.39%
Ratio of interest expense to average net assets(6)	1.30%	1.27%
Ratio of net operating income to average net assets(6)	6.40%	3.72%

(1)	Weighted average basic per share data.

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

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding deferred financing costs and discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
AmWINS Group, LLC	Insurance	Second Lien Senior Debt(6)	9.5%	N/A	9/20		$46.0	$45.0	$45.1
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		43.1	41.3	44.7
		Common Stock				1,224,089		2.2	15.7
								43.5	60.4
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		30.1	30.1	29.2
BluePay Processing, LLC	Consumer Finance	Second Lien Senior Debt(6)	9.5%	N/A	8/22		32.8	32.8	32.8
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						9.0	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,566,655		0.7	—
								3.2	3.0
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	13.7
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		36.0	35.7	34.5
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	2.0
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt(6)	7.3%	N/A	9/21		29.9	29.6	28.5
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	23.7
Crossroads Equity Holdings LLC	Real Estate	First Lien Senior Debt(6)	5.9%	N/A	6/18		3.2	3.2	2.9
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.2	28.8
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(6)	N/A	13.5%	7/21		1.4	1.4	1.1
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	13.0%	N/A	2/19		15.0	15.0	15.0
		Common Stock Warrants(4)(6)				863,887		0.8	0.8
								15.8	15.8
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)				3,047,200		—	3.0
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.7
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt(6)	9.5%	N/A	6/17-8/21		31.6	31.6	31.6
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt(6)	5.6%	N/A	7/19		40.7	40.7	39.9
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	9.5
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt(6)	6.8%	N/A	12/18		49.7	49.7	49.7
		Second Lien Senior Debt(6)	10.2%	N/A	12/19		10.0	9.9	9.9
								59.6	59.6
Infogix Parent Corporation	IT Services	First Lien Senior Debt(6)	7.8%	N/A	12/21		90.0	88.3	88.1
		Redeemable Preferred Stock(6)				2,475		2.6	2.6
								90.9	90.7
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	15.6
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.3	1.3	1.3
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	38.7
Iron Bow Technologies, LLC	Electronic Equipment, Instruments & Components	Second Lien Senior Debt(6)	10.4%	2.8%	2/21		15.1	15.1	15.1
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	18.8
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	7.0%	N/A	10/20-10/22		71.3	71.3	71.3
		Common Stock(4)(6)				30,000		3.0	3.0
								74.3	74.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.1
Lenox Park C-F Owner, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	4/18		17.0	17.0	16.6
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	42.2
		Common Stock(4)(6)				5,000		5.0	3.6
								51.0	45.8
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		17.0	16.9	15.1
M-IV Lake Center LLC	Real Estate	First Lien Senior Debt(6)	5.7%	N/A	12/17		7.0	7.0	6.6
Novetta Solutions, LLC	IT Services	First Lien Senior Debt(6)	6.0%	N/A	10/22		13.0	12.9	12.7
		Second Lien Senior Debt(6)	9.5%	N/A	10/23		31.0	30.7	29.9
								43.6	42.6
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.5	19.4	19.4
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		34.0	33.7	33.1
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt(6)	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Real Estate	First Lien Senior Debt(6)	5.3%	N/A	9/18		17.5	17.5	16.2
Photonis Technologies SAS(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		29.7	29.4	29.2
Project Silverback Holdings Corp.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		23.9	23.7	23.2
		Convertible Preferred Stock(6)				743		0.9	0.7
		Common Stock(4)				308,224		—	0.4
								24.6	24.3
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.2	5.0
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	22.0
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		20.6	20.7	20.6
Severin Acquisition, LLC	Software	Second Lien Senior Debt(6)	9.8%	N/A	7/22		29.9	29.4	29.4
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	41.0	41.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	3.3
								43.5	45.2
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	30.4
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	10.5%	N/A	11/22		35.0	34.9	35.0
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.1
		Common Stock(4)(6)				5,521,203		5.5	3.4
								5.6	3.5
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		8.9	8.8	4.0
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	17.1
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	8.9%	6.3%	8/18		104.2	103.9	100.3

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt	N/A	13.5%	7/21		8.0	8.0	6.7
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		18.2	16.4
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.0%	11/19		22.7	11.7	—
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt	0.7%	N/A	10/17-12/17		2.3	2.2	2.2
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		37.2	25.7	0.4
		Mezzanine Debt(5)	—%	8.6%	9/17		77.4	38.8	0.2
								64.5	0.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
SENIOR FLOATING RATE LOANS
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		4.0	4.0	3.1
Mitchell International, Inc.	Software	First Lien Senior Debt(6)(8)	4.5%	N/A	10/20		2.2	2.2	2.1
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)(8)	3.2%	N/A	2/21		8.0	8.0	7.6
Wesco Aircraft Hardware Corp.(7)	Aerospace & Defense	First Lien Senior Debt(6)(8)	3.3%	N/A	2/21		1.7	1.7	1.6

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	11.6	12.6
								20.0	20.9
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	32.3	20.2
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	10.9	8.8
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.1	3.9
Babson CLO Ltd. 2006-II(7)		Income Notes(4)(6)			10/20		15.0	2.7	—
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	3.7	2.5
Babson CLO Ltd. 2014-I(7)		Subordinated Notes(6)			7/25		8.5	6.2	3.3
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	19.9	8.5
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		23.1	17.3	5.8
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		5.0	3.4	2.6
Carlyle Global Market Strategies CLO 2015-3, Ltd.(7)		Subordinated Notes(6)			7/28		28.2	24.1	20.6
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	13.4	26.0
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	36.6	15.2
Cent CLO 24 Limited(7)		Subordinated Notes(6)			10/26		28.0	27.0	20.2
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.0	0.4
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(7)		Subordinated Notes(6)			8/28		9.5	8.3	6.2
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.1	4.1
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.7
		Subordinated Securities(6)			9/19	15,000		7.1	0.7
								8.6	2.4
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	30.5	20.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.0	0.4
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	18.9	14.8
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		25.5	26.7	19.8
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.6	1.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	8.3	6.4
Madison Park Funding XIII, Ltd.(7)		Subordinated Notes(6)			1/25		30.9	24.8	18.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.4	2.4
Och Ziff Loan Management XIII, Ltd.(7)		Subordinated Notes(6)			7/27		15.0	13.2	11.7
Octagon Investment Partners XVIII, Ltd.(7)		Subordinated Notes(6)			12/24		16.4	12.4	7.5
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	18.2	12.8
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(6)			10/28		33.5	30.9	26.7
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	17.6	10.9
THL Credit Wind River 2014-2 CLO Ltd.(7)		Income Notes			7/26		15.0	9.7	7.4
Vitesse CLO, Ltd.(7)		Preferred Securities(4)(6)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	22.6	15.4
Subtotal Non-Control / Non-Affiliate Investments (40% of total investments at fair value)								$2,211.3	$1,921.4

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				2,000,000		$5.2	$11.5
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.1%	N/A	12/17		$4.0	3.8	3.4
		Convertible Preferred Stock(4)(6)				28,317,268		9.1	28.2
		Redeemable Preferred Stock(4)(6)				25,751,312		7.2	31.0
								20.1	62.6
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				7,227		—	8.1
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				6.0%		0.7	1.7
Subtotal Affiliate Investments (2% of total investments at fair value)								$26.0	$83.9

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Common Stock(6)				100%		$4.5	$9.9
Alcami Holdings LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		103.6	102.8	105.7
		Mezzanine Debt(6)	7.1%	6.1%	10/20		143.1	142.1	143.1
		Redeemable Preferred Stock(4)(6)				84,936		61.1	0.1
								306.0	248.9
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		$35.0	35.0	35.0
		Common Membership Interest(6)				100%		601.1	998.0
								636.1	1,033.0
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	N/A	11.0%	3/21		49.0	49.0	49.0
		Redeemable Preferred Stock(4)(6)				7,121		83.5	9.7
		Common Stock(4)(6)				289,215		18.2	—
								150.7	58.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	1.2
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	N/A	10.0%	12/16		9.0	9.0	9.0
		Mezzanine Debt(5)(6)	N/A	16.5%	12/16		19.3	12.1	4.0
		Redeemable Preferred Stock(4)(6)				2,150		2.2	—
		Common Stock(4)(6)				1,000		14.9	—
								38.2	13.0
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)				11,728		35.5	41.7
		Redeemable Preferred Stock(6)				30,162		37.1	40.3
		Common Stock(4)(6)				16,087		1.1	—
		Common Stock Warrants(4)(6)				1,026,321		5.5	—
								79.2	82.0
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		41.0	40.7	41.9
		Common Membership Units(4)(6)				100,000		60.6	38.1
								101.3	80.0
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.0%	2.0%	1/16		12.9	12.9	11.8
		Mezzanine Debt(5)(6)	12.5%	3.0%	1/16		26.2	18.3	15.1
								31.2	26.9
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	7/16		0.5	0.4	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		5.2	5.2	5.2
		Convertible Preferred Stock(6)				4,000		6.4	6.6
		Common Stock(4)(6)				100%		12.5	1.7
								24.1	13.5
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.6	15.6	15.6
		Common Stock(4)(6)				51,853		9.2	13.1
								24.8	28.7
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	6/16		113.2	74.0	36.0
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	7.2%	12/16		62.2	62.2	62.2
		Membership Units(4)				2		24.0	23.1
								86.2	85.3
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.9	19.1
		Common Stock(4)(6)				1,000		—	1.2
		Common Stock Warrants(4)(6)				675		—	0.8
								10.9	21.1
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	3.8
MW Acquisition Corporation	Health Care Providers & Services	Redeemable Preferred Stock(6)				2,485		2.9	2.9
		Convertible Preferred Stock(6)				88,084		51.2	76.0
		Common Stock(4)(6)				110,720		—	20.3
								54.1	99.2
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	11/16		12.9	9.7	7.9
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/16		8.1	3.1	—
		Common Stock(4)(6)				860,189		0.1	—
								12.9	7.9
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.8%	11.2%	12/17		77.7	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	1/18		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	1/18		11.2	11.2	11.2
		Mezzanine Debt(5)(6)	N/A	19.0%	1/18		31.8	22.6	22.9
		Common Stock(4)(6)				631,049		4.2	—
								39.4	35.5
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	12/18		16.9	15.5	16.6
		Common Stock(4)(6)				458,596		23.6	19.8
		Common Stock Warrants(4)(6)				56,372		2.9	2.4
								42.0	38.8
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(5)(6)	N/A	12.0%	7/16		20.9	12.3	3.9
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.0%	N/A	6/22		16.6	16.6	16.6
		Convertible Preferred Stock(6)				66,424,135		8.9	6.2
		Common Stock(4)				167,387		0.1	—
								25.6	22.8
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		15.0	232.3
		Common Stock(6)				150		0.2	2.3
								15.2	234.6
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		20.4	20.3	20.4
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.5%	7.7%	12/19		73.7	73.6	73.7
		Common Stock(4)(6)				810		9.0	11.6
								115.6	118.4
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)				1,206,598		105.9	—
		Common Stock(4)(6)				301,650		16.0	—
								121.9	—

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.3	40.5	42.1
		Common Stock(4)				2,697,010		92.2	118.7
								132.7	160.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	1.0%	6/19		2.4	2.4	2.4
		Mezzanine Debt(5)	N/A	3.2%	6/19		13.8	7.2	8.3
								9.6	10.7
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,179,330	27.6	76.5	51.8
		Common Stock(4)				757,743		1.1	—
								77.6	51.8
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		97.1	101.6
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		12.2	12.0
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	Common Stock(4)				69,801,903		23.7	7.0
		Redeemable Preferred Stock(4)				31,303,601		32.7	35.4
								56.4	42.4
HCV1 S.A.S(7)	Machinery	First Lien Senior Debt	6.0%	7.8%	2/20		3.6	3.6	3.5
		Common Stock(4)				14,569,412		26.1	—
								29.7	3.5
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.5	4.5	—
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	1.3%	12/17-9/18		7.3	7.3	7.3
		Mezzanine Debt(5)	5.0%	5.0%	9/21		16.7	13.4	13.4
								20.7	20.7

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		1.8	0.5
Subtotal Control Investments (58% of total investments at fair value)								$2,487.5	$2,732.0
Total Investment Assets								$4,724.8	$4,737.3

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund(6)	$29.2	$29.2
BofA Funds Series Trust - BofA Money Market Reserves(6)	28.0	28.0
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL(6)	28.0	28.0
Wells Fargo Heritage Money Market Fund(6)	27.1	27.1
BlackRock Cash Funds Institutional Institutional Shares(6)	25.0	25.0
BlackRock Liquidity Funds TempFund Institutional Shares(6)	24.0	24.0
BlackRock Cash Funds Prime Institutional Shares(6)	21.5	21.5
Total Money Market Funds	$182.8	$182.8

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2016, non-qualifying assets were approximately $1.0 billion, or 22% of net assets.

(8)
All or a portion of these investments were transferred to a CLO fund managed by American Capital Asset Management, LLC. The transfer has been accounted for as a secured financing arrangement for GAAP reporting purposes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$6.1	$6.1	$6.1
AmWINS Group, LLC	Insurance	Second Lien Senior Debt(6)	9.5%	N/A	9/20		46.0	45.0	45.7
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		44.0	42.0	44.8
		Common Stock(4)				1,224,089		2.2	12.9
								44.2	57.7
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		31.9	31.9	31.9
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						9.0	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,566,655		0.7	—
								3.2	3.0
Buena Vida CRP 17, LP	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	10/18		3.8	3.8	3.8
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	14.6
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		36.0	35.7	35.5
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.9
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt(6)	7.3%	N/A	9/21		29.9	29.6	29.6
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	23.7
Crossroads Equity Holdings LLC	Real Estate	First Lien Senior Debt(6)	5.7%	N/A	6/18		3.2	3.2	3.2
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.8
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(6)	N/A	13.5%	7/21		1.4	1.4	0.9
Denver II Hospitality, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	7/18		12.0	12.0	12.0
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	13.0%	N/A	2/19		15.0	15.0	15.0
		Common Stock Warrants(4)(6)				863,887		0.8	0.8
								15.8	15.8
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	1/18		8.6	8.6	8.6
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)				3,047,200		—	2.8
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.7
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt(6)	9.5%	N/A	6/17-8/21		26.0	26.0	26.0
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt(6)	5.4%	N/A	7/19		40.4	40.4	39.6
HHG Stone Oak Hotel, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		10.4	10.4	10.4
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	9.4
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt(6)	6.8%	N/A	12/18		49.9	49.9	49.9
		Second Lien Senior Debt(6)	10.2%	N/A	12/19		10.0	9.9	9.9
								59.8	59.8
Infogix Parent Corporation	IT Services	First Lien Senior Debt(6)	7.8%	N/A	12/21		155.0	151.6	151.6
		Redeemable Preferred Stock(6)				2,475		2.5	2.5
								154.1	154.1
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	18.9
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.5	1.5	1.5
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	38.7
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	22.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	7.0%	N/A	10/20-10/22		71.3	71.3	71.3
		Common Stock(4)(6)				30,000		3.0	3.0
								74.3	74.3
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.3
Lenox Park C-F Owner, LLC	Real Estate	First Lien Senior Debt(6)	5.0%	N/A	4/18		17.0	17.0	17.0
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	42.9
		Common Stock(4)(6)				5,000		5.0	4.1
								51.0	47.0
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		17.0	16.9	16.3
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	12/17		7.0	7.0	7.0
Novetta Solutions, LLC	IT Services	First Lien Senior Debt(6)	6.0%	N/A	10/22		13.0	12.9	12.7
		Second Lien Senior Debt(6)	9.5%	N/A	10/23		31.0	30.7	30.8
								43.6	43.5
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.6	19.5	19.5
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		34.0	33.7	33.9
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt(6)	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		16.9	16.9	16.9
Photonis Technologies SAS(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		29.8	29.5	28.6
Project Silverback Holdings Corp.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		24.7	24.5	24.8
		Convertible Preferred Stock(6)				743		0.8	0.8
		Common Stock(4)				308,224		—	0.4
								25.3	26.0
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.2	4.8
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	24.8
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		20.6	20.7	20.7
Severin Acquisition, LLC	Software	Second Lien Senior Debt(6)	9.4%	N/A	7/22		25.5	25.1	25.1
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	41.0	41.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	3.3
								43.5	45.2
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		35.0	34.9	34.4
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.1
		Common Stock(4)(6)				5,521,203		5.5	3.8
								5.6	3.9
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		8.9	8.8	5.0
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	17.9
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.0%	6.2%	8/18		102.8	102.5	98.5

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt	N/A	13.5%	7/21		7.4	7.4	5.4
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		17.3	14.0
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.3%	11/19		21.7	11.3	—
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt	0.8%	N/A	10/17-12/17		2.3	2.1	2.0
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		35.5	24.8	—
		Mezzanine Debt(5)	—%	8.3%	9/17		76.1	38.9	—
								63.7	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
SENIOR FLOATING RATE LOANS
Advantage Sales & Marketing Inc.	Professional Services	Second Lien Senior Debt(6)	7.5%	N/A	7/22		0.8	0.7	0.7
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		2.0	1.9	1.9
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		5.0	5.0	4.2
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	5.3%	N/A	12/21		0.5	0.5	0.5
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	11/20		1.9	1.9	1.8
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		5.0	5.0	4.3
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		6.3	6.4	6.1
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	5/21		3.0	3.0	2.8
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.2	9.2	8.7
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		9.3	9.3	7.7
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		12.6	12.6	12.3
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	1.9
Wesco Aircraft Hardware Corp.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.3%	N/A	2/21		4.7	4.7	4.5

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	3.8
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		8.8	3.6	0.8
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		45.4	15.9	9.3
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		5.9	2.2	1.8
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	8/17		4.9	—	1.8
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.5	10.5	7.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17		5.2	5.2	5.1

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	10.8	12.6
								19.2	20.9
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	33.3	21.2
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	11.8	9.7
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.0	5.2
Babson CLO Ltd. 2006-II(7)		Income Notes(4)(6)			10/20		15.0	2.9	—
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	3.9	2.9
Babson CLO Ltd. 2014-I(7)		Subordinated Notes(6)			7/25		8.5	6.4	4.0
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	20.7	10.7
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.6	17.8	6.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		5.0	3.5	3.1
Carlyle Global Market Strategies CLO 2015-3, Ltd.(7)		Subordinated Notes(6)			7/28		28.2	25.4	22.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	12.7	29.0
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	38.1	19.6
Cent CLO 24 Limited(7)		Subordinated Notes(6)			10/26		28.0	25.9	22.7
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.1	0.4
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(7)		Subordinated Notes(6)			8/28		9.5	8.2	7.0
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.3	5.6
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.7
		Subordinated Securities(6)			9/19	15,000		7.3	1.1
								8.8	2.8
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	31.7	22.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.0	0.5
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	20.3	18.0
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		24.0	25.9	19.9
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.6	1.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	8.6	7.1
Madison Park Funding XIII, Ltd.(7)		Subordinated Notes(6)			1/25		30.9	25.5	19.8
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	7.8	0.1
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.4	2.4
Och Ziff Loan Management XIII, Ltd.(7)		Subordinated Notes(6)			7/27		15.0	14.2	12.3
Octagon Investment Partners XVIII, Ltd.(7)		Subordinated Notes(6)			12/24		16.4	12.9	9.4
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	18.8	14.7
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(6)			10/28		33.5	29.7	27.9
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	16.7	11.6
THL Credit Wind River 2014-2 CLO Ltd.(7)		Income Notes			7/26		15.0	10.1	7.4
Vitesse CLO, Ltd.(7)		Preferred Securities(4)(6)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	23.2	17.0
Subtotal Non-Control / Non-Affiliate Investments (42% of total investments at fair value)								$2,367.6	$2,096.7

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				2,000,000		$5.2	$13.7
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.2%	N/A	12/17		$4.0	3.8	3.4
		Convertible Preferred Stock(4)(6)				28,317,268		9.0	21.0
		Redeemable Preferred Stock(4)(6)				25,751,312		7.3	24.0
								20.1	48.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				7,227		—	6.5
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				6.0%		0.7	1.7

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	2.9%	N/A	6/16-6/18		2.3	2.0	2.0
		Mezzanine Debt(5)	N/A	3.2%	12/18		8.0	6.9	4.9
								8.9	6.9
Subtotal Affiliate Investments (2% of total investments at fair value)								$34.9	$77.2

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$6.5	$3.9	$4.5
		Common Stock(6)				100%		6.2	24.5
								10.1	29.0
ACEI Singapore Holdings Private LTD(7)	Electric Utilities	Common Stock(4)(6)				7,055,706		7.1	7.1
Alcami Holdings LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		97.9	97.1	97.9
		Mezzanine Debt(6)	7.2%	6.0%	10/20		141.0	139.9	141.0
		Redeemable Preferred Stock(4)(6)				84,936		61.0	10.0
								298.0	248.9
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		35.0	35.0	35.0
		Common Membership Interest(6)				100%		499.1	1,030.0
								534.1	1,065.0
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	N/A	11.0%	3/21		47.7	47.7	47.7
		Redeemable Preferred Stock(4)(6)				7,121		83.5	20.2
		Common Stock(4)(6)				289,215		18.2	—
		Common Stock Warrants(4)(6)				233,603		9.8	—
								159.2	67.9
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(5)(6)	N/A	14.0%	12/18		22.7	19.5	—
		Membership Units(4)(6)				106,911		30.3	—
								49.8	—
BMR Energy LLC(7)	Independent Power & Renewable Electricity Producers	Preferred Units(6)				32,481		34.5	34.5
		Common Units(4)(6)				85		—	17.5
								34.5	52.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		8.9	8.9	8.9
		Mezzanine Debt(5)(6)	13.0%	3.5%	7/16		18.7	12.6	11.1
		Redeemable Preferred Stock(4)(6)				1,550		1.6	—
		Common Stock(4)(6)				1,000		14.9	—
								38.0	20.0
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)				11,728		34.6	39.7
		Redeemable Preferred Stock(4)(6)				30,162		12.4	—
		Common Stock(4)(6)				16,087		1.1	—
		Common Stock Warrants(4)(6)				1,026,321		5.5	—
								53.6	39.7
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		41.9	41.6	43.7
		Common Membership Units(4)(6)				100,000		60.6	37.2
								102.2	80.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.7%	1/16		38.8	38.8	31.1
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	1/16		0.4	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		5.6	5.6	5.6
		Convertible Preferred Stock(4)(6)				4,000		4.0	5.1
		Common Stock(4)(6)				100%		12.5	—
								22.1	10.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.6	15.6	15.6
		Common Stock(4)(6)				51,853		9.3	11.7
								24.9	27.3
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	6/16		96.0	61.2	23.3
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	6.6%	3/16		34.9	34.9	34.9
		Membership Units(4)				2		24.0	23.1
								58.9	58.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				34,000,000		34.0	33.2
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.9	18.8
		Common Stock(4)(6)				1,000		—	0.4
		Common Stock Warrants(4)(6)				675		—	0.3
								10.9	19.5
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.4
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.2	24.2	24.2
		Redeemable Preferred Stock(6)				2,485		2.7	2.8
		Convertible Preferred Stock(6)				88,084		50.1	63.2
		Common Stock(4)(6)				110,720		—	5.7
								77.0	95.9
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	11/16		19.1	16.2	14.0
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/16		7.7	3.1	—
		Common Stock(4)(6)				860,189		0.1	—
								19.4	14.0
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.8%	11.2%	12/17		75.4	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	1/18		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	1/18		11.6	11.6	11.6
		Mezzanine Debt(5)(6)	N/A	19.0%	1/18		30.3	20.2	20.5
		Common Stock(4)(6)				631,049		4.2	—
								37.4	33.5
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	12/18		16.9	15.4	16.6
		Common Stock(4)(6)				458,596		23.6	13.9
		Common Stock Warrants(4)(6)				56,372		2.9	1.7
								41.9	32.2
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(5)(6)	N/A	12.0%	4/16		20.3	12.3	3.9
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.0%	N/A	6/22		16.6	16.6	16.6
		Convertible Preferred Stock(6)				66,424,135		8.7	11.2
		Common Stock				167,387		0.1	—
								25.4	27.8
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	158.5
		Common Stock(4)(6)				150		0.2	1.6
								15.0	160.1
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		21.7	21.7	21.7
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.6%	7.5%	12/19		72.3	72.2	72.3
		Common Stock(4)(6)				810		9.0	15.3
								115.6	122.0
Taiba Wind Energy, LLC(7)	Independent Power & Renewable Electricity Producers	Membership Units(4)(6)				100%		1.3	1.3
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	1/16		11.2	3.1	0.9
		Redeemable Preferred Membership Units(4)(6)				6,512,000		3.0	—
		Common Membership Units(4)(6)				47,000		1.9	—
								8.0	0.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)				1,206,598		115.3	84.5
		Common Stock(4)(6)				301,650		16.0	—
								131.3	84.5

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.3	40.0	41.8
		Common Stock(4)				2,697,010		95.5	123.7
								135.5	165.5
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,179,330	23.5	74.2	47.3
		Common Stock(4)				757,743		1.1	—
								75.3	47.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		80.5	84.9
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		12.5	12.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		3.8	3.1	3.8
		Mezzanine Debt	N/A	4.0%	12/21		73.5	62.0	64.1
		Convertible Preferred Stock(4)				15,500,000		9.4	—
		Redeemable Preferred Stock(4)					5.3	7.3	—
								81.8	67.9
HCV1 S.A.S(7)	Machinery	First Lien Senior Debt	6.0%	7.7%	2/20		3.4	3.4	3.4
		Common Stock(4)				14,569,412		25.2	—
								28.6	3.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.4	4.4	—
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	1.3%	12/17-9/18		7.5	7.5	7.5
		Mezzanine Debt(5)	5.0%	5.0%	9/21		16.9	13.4	13.4
								20.9	20.9

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		1.9	0.5
Subtotal Control Investments (56% of total investments at fair value)								$2,502.4	$2,823.7
Total Investment Assets								$4,904.9	$4,997.6

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(2.3)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(2.1)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(0.4)
Total Derivative Agreements						$—	$(4.8)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund	$22.0	$22.0
BlackRock Liquidity Funds TempFund Institutional Shares(6)	15.0	15.0
BofA Funds Series Trust - BofA Money Market Reserves(6)	15.0	15.0
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL(6)	15.0	15.0
Wells Fargo Heritage Money Market Fund(6)	15.0	15.0
Deutsche Global Liquidity Managed Sterling Fund	5.6	5.6
Total Money Market Funds	$87.6	$87.6

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily the three-month LIBOR, with interest rate floors. PIK represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate.

(3)	Included in cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets.

(4)	Some or all of the securities are non-income producing.

(5)	Loan is on non-accrual status and therefore considered non-income producing.

(6)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2015, non-qualifying assets were approximately $1.2 billion, or 25% of net assets.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements
Interim consolidated financial statements of American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).
Reclassifications
We have reclassified certain prior period amounts in our consolidated financial statements to conform to our current period presentation.
Upon the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) effective January 1, 2016, debt issuance costs associated with our borrowings, other than our revolving credit facilities, were reclassified as a direct deduction from the carrying amount of the related borrowing. In accordance with ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, debt issuance costs associated with our revolving credit facilities remain classified as an asset, regardless of whether there are any outstanding borrowings on the facility. Pursuant to ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our borrowings, excluding our revolving facilities, in our previously reported consolidated balance sheets as of December 31, 2015 as follows:

	As Presented, December 31, 2015	Reclassifications	As Adjusted, December 31, 2015
Other assets	$98	$(4)	$94
Total assets	$6,244	$(4)	$6,240
Debt	$1,257	$(4)	$1,253
Total liabilities	$1,422	$(4)	$1,418
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
We currently consolidate ACAS Funding I, LLC and ACAS Funding II, LLC, which are wholly-owned special purpose financing vehicles that were formed for the purpose of purchasing Senior Floating Rate Loans under a $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility, respectively. As of March 31, 2016, ACAS Funding I, LLC and ACAS Funding II, LLC did not have any other operations or activities. As of December 31, 2015, we also consolidated American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. As of December 31, 2015, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.
Our consolidated financial statements also include the accounts of European Capital Limited (“European Capital”), which is a wholly-owned investment company that, effective October 1, 2014, acts as an extension of our investment operations and facilitates the execution of our investment strategy. In addition, our consolidated financial statements include the accounts of AC

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Corporate Holdings, Inc. (“ACCH”) and ACE Acquisition Holdings, LLC (“ACE Acquisition”), which are wholly-owned entities that have purchased certain investment securities on behalf of American Capital. As of March 31, 2016, European Capital, ACCH and ACE Acquisition did not have any other operations or activities and were considered to be investment companies under ASC 946, as amended by ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
Note 2. Organization
We are a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance and Other Investments”). We also invest in first and second lien floating rate loans to large-market U.S. based companies (“Senior Floating Rate Loans”) and structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities. Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.
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
Note 3. New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends and conforms the guidance on the recognition of assets and liabilities that arise from operating and finance leases. Under ASU 2016-02, all leases create an asset and a liability for the lessee that should be recognized in the statement of financial position as a liability to make lease payments (the lease liability), initially measured at the present value of the lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU 2016-02 also provides clarifying guidance on optional lease payments and variable lease payments as well as the income statement and cash flow presentation of operating and finance leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not believe the adoption of ASU 2016-02 will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not believe the adoption of ASU 2016-06 will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We elected to early adopt ASU 2016-09 effective January 1, 2016. The provisions of ASU 2019-06 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. As a result of the early adoption on January 1, 2016, we recognized a deferred tax asset associated with excess tax benefits and a corresponding cumulative effect adjustment to our shareholders’ equity of $16 million on our consolidated balance sheets.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 4. Investments

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. We also invest in Structured Products, which includes CLO securities.
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
The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$14	$787	$801
Second Lien Senior Debt	—	429	545	974
Mezzanine Debt	—	—	513	513
Preferred Equity	—	—	649	649
Common Equity	—	—	1,325	1,325
Structured Products	—	—	349	349
Investments measured at NAV(1)	—	—	—	126
Investments at Fair Value	—	443	4,168	4,737
Other Assets	—	—	21	21
Long Term Incentive Plan Liability	—	—	(27)	(27)
Other Assets and Liabilities at Fair Value	—	—	(6)	(6)
Total	$—	$443	$4,162	$4,731

	December 31, 2015
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$57	$863	$920
Second Lien Senior Debt	—	445	490	935
Mezzanine Debt	—	—	604	604
Preferred Equity	—	—	606	606
Common Equity	—	—	1,405	1,405
Structured Products	—	—	418	418
Investments measured at NAV(1)	—	—	—	110
Investments at Fair Value	—	502	4,386	4,998
Other Assets	—	—	31	31
Derivative Agreements	—	(5)	—	(5)
Long Term Incentive Plan Liability	—	—	(34)	(34)
Other Assets and Liabilities at Fair Value	—	(5)	(3)	(8)
Total	$—	$497	$4,383	$4,990
————————

(1)
In accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our consolidated balance sheets.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended March 31, 2016 and 2015:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Total
Balances, January 1, 2016	$1,353	$604	$606	$1,405	$418	$31	$(34)	$4,383
Net realized loss(1)	(1)	(22)	(3)	(40)	(7)	(3)	(12)	(88)
Reversal of prior period net (appreciation) depreciation upon realization(2)	(1)	19	21	25	26	2	12	104
Net unrealized (depreciation) appreciation(2)(3)	(5)	1	12	(149)	(30)	1	(4)	(174)
Purchases(4)	109	4	29	26	—	—	—	168
Sales(5)	(108)	(25)	—	(5)	(43)	—	—	(181)
Settlements, net(6)	(16)	(71)	(20)	59	(15)	(10)	12	(61)
Effects of exchange rate changes	1	3	4	4	—	—	(1)	11
Balances, March 31, 2016	$1,332	$513	$649	$1,325	$349	$21	$(27)	$4,162

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreements	Total
Balances, January 1, 2015	$1,217	$472	$462	$1,546	$583	$51	$(82)	$(74)	$4,175
Net realized loss(1)	(24)	(27)	(144)	(3)	(8)	—	(46)	—	(252)
Reversal of prior period net depreciation upon realization(2)	24	27	145	5	8	—	46	—	255
Net unrealized (depreciation) appreciation(2)(3)	(14)	(8)	74	(40)	(5)	(3)	(3)	(37)	(36)
Purchases(4)	95	70	98	16	75	—	—	—	354
Sales(5)	(10)	—	(29)	(12)	(2)	—	—	—	(53)
Settlements, net(6)	(199)	128	59	3	(7)	(6)	46	—	24
Effects of exchange rate changes	(29)	(10)	(7)	(13)	(3)	—	9	—	(53)
Transfers into Level 3(7)	3	—	—	—	—	—	—	—	3
Transfers out of Level 3(7)	(2)	—	—	—	—	—	—	—	(2)
Balances, March 31, 2015	$1,061	$652	$658	$1,502	$641	$42	$(30)	$(111)	$4,415

(1)
Included in net realized loss in our consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital other assets and liabilities that are denominated in a foreign currency and any tax benefit. Also, excludes realized loss from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized (depreciation) appreciation in our consolidated statements of operations.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2016:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$480	Enterprise discounted cash flow	Discount rate	11%	39%	21%
			Terminal value growth rate	1%	10%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	(30)%	(41)%
			Control premium	—%	17%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	30%	(33)%
Mezzanine Debt	$478	Enterprise discounted cash flow	Discount rate	11%	24%	15%
			Terminal value growth rate	1%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	25%	(36)%
			Control premium	9%	17%	11%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	10%	(21)%
Preferred Equity	$646	Enterprise discounted cash flow	Discount rate	10%	30%	16%
			Terminal value growth rate	1%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	40%	(21)%
			Control premium	9%	19%	17%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	10%	(11)%
Common Equity	$1,325	Enterprise discounted cash flow	Discount rate	8%	39%	13%
			Terminal value growth rate	1%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	25%	14%
			Control premium	—%	19%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	15%	(3)%
Long Term Incentive Plan Liability	$(27)	Discounted cash flow	Discount rate	9%	9%	9%
			Premium or (discount) due to lack of control and marketability	(10)%	—%	(10)%

Market Yield Valuation Methodology
Senior Debt	$848	Discounted cash flow	Market yield	6%	15%	9%
			Estimated remaining life	1 yr	4 yrs	4 yrs
Mezzanine Debt	$35	Discounted cash flow	Market yield	20%	20%	20%
			Estimated remaining life	3 yrs	4 yrs	4 yrs
Preferred Equity	$3	Discounted cash flow	Market yield	10%	15%	11%
			Estimated remaining life	4 yrs	4 yrs	4 yrs
Structured Products	$349	Discounted cash flow	Discount rate	8%	60%	20%
			Constant prepayment rate	25%	31%	26%
			Constant default rate	1%	12%	3%

Third-Party Vendor Pricing Service
Senior Debt	$4	Third-party vendor pricing	Bid/Ask	40	50	45

Total	$4,141

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$409	Enterprise discounted cash flow	Discount rate	11%	40%	19%
			Terminal value growth rate	2%	10%	4%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	(15)%	(44)%
			Control premium	—%	15%	9%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	30%	(32)%
Mezzanine Debt	$468	Enterprise discounted cash flow	Discount rate	12%	35%	14%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	(35%)
			Control premium	9%	20%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(24%)
Preferred Equity	$546	Enterprise discounted cash flow	Discount rate	9%	37%	17%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	(38%)
			Control premium	9%	20%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(22%)
Common Equity	$1,405	Enterprise discounted cash flow	Discount rate	8%	40%	13%
			Terminal value growth rate	2%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55%)	30%	17%
			Control premium	—%	20%	13%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45%)	10%	(5%)
Long Term Incentive Plan Liability	$(34)	Discounted cash flow	Discount rate	11%	11%	11%
			(Discount) due to lack of control and marketability	(25%)	—%	(23%)

Market Yield Valuation Methodology
Senior Debt	$871	Discounted cash flow	Market yield	5%	15%	9%
			Estimated remaining life	1 yr	4 yrs	4 yrs
Mezzanine Debt	$136	Discounted cash flow	Market yield	14%	22%	16%
			Estimated remaining life	1 yr	4 yrs	2 yrs
Preferred Equity	$60	Discounted cash flow	Market yield	14%	15%	14%
			Estimated remaining life	1 yr	4 yrs	1 yr
Structured Products	$418	Discounted cash flow	Discount rate	5%	52%	19%
			Constant prepayment rate	30%	35%	31%
			Constant default rate	—%	2%	1%

Third-Party Vendor Pricing Service
Senior Debt	$73	Third-party vendor pricing	Bid/Ask	56	99	95

Total	$4,352

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cost
First Lien Senior Debt	18.3%	20.1%
Second Lien Senior Debt	21.8%	19.9%
Mezzanine Debt	12.2%	14.0%
Preferred Equity	13.0%	12.4%
Common Equity	23.4%	21.4%
Structured Products	11.3%	12.2%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	16.9%	18.4%
Second Lien Senior Debt	20.6%	18.7%
Mezzanine Debt	10.8%	12.1%
Preferred Equity	13.7%	12.1%
Common Equity	30.6%	30.3%
Structured Products	7.4%	8.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of March 31, 2016 and December 31, 2015. Our investments in CLO securities and derivative agreements are excluded from the table below. Our investments in commercial mortgages and commercial mortgage backed securities are classified in the Real Estate category.

	March 31, 2016	December 31, 2015
Cost
Capital Markets	15.5%	12.6%
Commercial Services and Supplies	12.0%	12.1%
Life Sciences Tools and Services	9.8%	9.2%
IT Services	9.4%	9.9%
Diversified Consumer Services	4.4%	4.5%
Software	4.3%	4.2%
Household Durables	4.2%	4.1%
Diversified Financial Services	3.4%	3.0%
Health Care Equipment and Supplies	3.2%	2.9%
Professional Services	2.9%	2.7%
Oil, Gas and Consumable Fuels	2.4%	2.3%
Trading Companies and Distributors	2.4%	2.3%
Internet Software and Services	2.2%	2.1%
Real Estate	2.1%	3.8%
Hotels, Restaurants and Leisure	2.0%	1.4%
Containers and Packaging	2.0%	1.9%
Aerospace and Defense	1.8%	1.8%
Distributors	1.7%	1.7%
Marine	1.5%	1.5%
Health Care Providers and Services	1.3%	2.0%
Independent Power and Renewable Electricity Producers	—%	1.6%
Other	11.5%	12.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	March 31, 2016	December 31, 2015
Fair Value
Capital Markets	23.8%	23.4%
IT Services	9.0%	9.1%
Life Sciences Tools and Services	8.0%	7.5%
Commercial Services and Supplies	7.5%	9.3%
Diversified Consumer Services	7.3%	5.6%
Household Durables	4.6%	4.3%
Software	4.1%	4.1%
Diversified Financial Services	3.3%	2.9%
Professional Services	2.8%	2.7%
Health Care Providers and Services	2.3%	2.2%
Trading Companies and Distributors	2.2%	2.2%
Distributors	2.0%	1.9%
Hotels, Restaurants and Leisure	1.9%	1.3%
Electronic Equipment, Instruments and Components	1.9%	1.2%
Internet Software and Services	1.9%	1.8%
Containers and Packaging	1.9%	1.8%
Oil, Gas and Consumable Fuels	1.8%	1.8%
Real Estate	1.8%	3.3%
Health Care Equipment and Supplies	1.6%	1.5%
Aerospace and Defense	1.5%	1.6%
Independent Power and Renewable Electricity Producers	—%	1.9%
Other	8.8%	8.6%
Total	100.0%	100.0%

Note 5. Borrowings
Our borrowings, net of deferred financing costs, consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Secured revolving credit facility due August 2016, $250 million commitment	$104	$167
Secured revolving credit facility due March 2017, $100 million commitment	—	272
Secured revolving credit facility due October 2016, $500 million commitment	—	33
Secured term loan due August 2017, net of discount	438	437
Unsecured Private Notes due September 2018, net of discount	345	344
Total	$887	$1,253
As discussed in Note 1, effective January 1, 2016, debt issuance costs associated with our borrowings, other than our revolving credit facilities, were reclassified as a direct deduction from the carrying amount of the related borrowing.
The daily weighted average debt balance, excluding deferred financing costs and discounts, for the three months ended March 31, 2016 and 2015 was $1,012 million and $1,845 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs and discounts, for the three months ended March 31, 2016 and 2015 was 5.8% and 3.7%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs and discounts, for the three months ended March 31, 2016 and 2015 was 4.6% and 3.2%, respectively. The weighted average interest rate on all of our borrowings, excluding deferred financing costs and discounts, as of March 31, 2016 and December 31, 2015 was 4.8% and 4.0%, respectively.
As of March 31, 2016 and December 31, 2015, the aggregate fair value of our borrowings, excluding deferred financing costs and discounts, was $901 million and $1,273 million, respectively. The fair values of our borrowings are determined in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of March 31, 2016 and December 31, 2015. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our borrowings is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
Unsecured Private Notes
On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as trustee, relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes are rated B3, BB and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, a cross payment or acceleration default on an aggregate $50 million or more of other indebtedness, covenant defaults, bankruptcy events and failure to pay judgments. As of March 31, 2016, we were in compliance with all of the covenants under the Private Notes.
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
In accordance with FASB ASC Subtopic No. 470-50, Modifications and Extinguishments, $447 million of debt exchanged with the same lenders met the criterion for and was accounted as a modification of debt. Existing unamortized deferred financing costs and discount attributable to the modification of the Secured Term Loan Facility of $9 million will be amortized into interest expense over the life of the Secured Term Loan Facility using the effective interest method, while fees paid to other third-party advisors of $1 million were expensed.
As of March 31, 2016, the interest rate on our Secured Term Loan Facility was 3.50% and the borrowing base coverage was 378%. The Secured Term Loan Facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, an event of default under the $250 Million Revolving Credit Facility, a cross default on an aggregate $50 million or more of certain other indebtedness, the breach of representations or covenants, bankruptcy events, the failure to conduct our asset management business through ACAM, a change in control and the failure to pay judgments. As of March 31, 2016, we were in compliance with all of the covenants under the Secured Term Loan Facility.
The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 2016	$4.5 million
Secured Term Loans due August 2017	Outstanding Balance
Unsecured Private Notes due September 2018	Outstanding Balance

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

$250 Million Revolving Credit Facility
On August 22, 2012, we obtained a four-year $250 million secured revolving credit facility (the “$250 Million Revolving Credit Facility”), which bears interest at a rate per annum equal to LIBOR plus 3.75%. As of March 31, 2016, the interest rate on the $250 Million Revolving Credit Facility was 4.19%.
On August 22, 2015, the commitments under the $250 Million Revolving Credit Facility terminated. As a result, the outstanding balance on the $250 Million Revolving Credit Facility is repayable ratably over the final 12 months until the maturity date on August 22, 2016.
As of March 31, 2016, the total debt outstanding under our $250 Million Revolving Credit Facility was $104 million. The $250 Million Revolving Credit Facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, an event of default under the Secured Term Loan Facility, a cross default on an aggregate $50 million or more of certain other indebtedness, the breach of representations or covenants, bankruptcy events, the failure to conduct our asset management business through ACAM, a change in control and the failure to pay judgments. As of March 31, 2016, we were in compliance with all of the covenants under the $250 Million Revolving Credit Facility.
$1.25 Billion Revolving Credit Facility
On June 27, 2014, ACAS Funding I, LLC, a wholly-owned financing subsidiary, obtained a $750 million secured revolving credit facility with Bank of America, N.A. On March 6, 2015, the commitments to the existing $750 million secured revolving credit facility were increased by $500 million to $1.25 billion (the “$1.25 Billion Revolving Credit Facility”). In addition to the commitment increase, the maturity date of the facility was extended to March 6, 2017. On December 11, 2015, we amended certain covenants to permit ACAS Funding I, LLC to distribute back to us the remaining proceeds from its senior floating rate loan portfolio sales while settling any associated liabilities. In addition, commencing on December 27, 2015, the commitments are calculated as the greater of total debt outstanding or $100 million. The facility bears interest at a rate per annum equal to LIBOR plus 1.60%.
As of March 31, 2016 and December 31, 2015, the facility was in a wind down period during which we are prohibited from purchasing additional assets or borrowing under the facility. We can reinstate our ability to borrow and purchase assets at any time prior to February 6, 2017, subject to certain terms outlined in the credit agreement.
We are required to pay a fee on the unused commitments under the facility in an amount equal to 1.60% on the average daily unused amount of lender commitments up to 60% of the daily average of total commitments, and 0.75% on the lesser of 40% of the daily average total commitments and average daily unused amount. Under the amendment, the unused fee was reduced to 0.50% on the average daily unused amount. To the extent we reinstate our ability to borrow, the unused fees will increase to the rates paid prior to the amendment on the three month anniversary of our ability to borrow under the facility being reinstated. All fees are payable quarterly. The credit facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, the breach of representations or covenants, credit triggers, the loss of key personnel, a change in investment manager, the occurrence of certain regulatory or criminal proceedings, bankruptcy events and the failure to pay judgments. As of March 31, 2016, we were in compliance with all of the covenants under the $1.25 Billion Revolving Credit Facility.
$500 Million Revolving Credit Facility
On October 30, 2014, ACAS Funding II, LLC, a wholly-owned financing subsidiary, obtained a $500 million secured revolving credit facility (the “$500 Million Revolving Credit Facility”), with Deutsche Bank AG. The $500 Million Revolving Credit Facility was scheduled to mature in October 2016 and had an interest rate per annum equal to LIBOR plus 1.60%. On December 14, 2015, we amended certain covenants in the facility to permit ACAS Funding II, LLC to distribute back to us the remaining proceeds from its senior floating rate loan portfolio sales while settling any associated liabilities. On January 6, 2016, the $500 Million Revolving Credit Facility was repaid in full and terminated.
Note 6. Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As required by the 1940 Act, we are restricted from issuing awards to our employees and non-employee directors to the extent that the amount of voting securities that would result from the

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

exercise of all such awards at the time of issuance exceeds 20% of our outstanding voting securities. As of March 31, 2016, there were 3.6 million shares available to be granted under the employee stock option plans and in accordance with the 1940 Act restrictions.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of March 31, 2016, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three months ended March 31, 2016 and 2015.
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
As discussed in Note 9, due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business which resulted in workforce reductions of our employees. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and the employees were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the three months ended March 31, 2016 and 2015, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the acceleration of 0.6 million and 0.9 million, respectively, of unvested stock options was accounted for as a modification and resulted in additional stock-based compensation expense of approximately $2 million and $4 million, respectively, related to additional workforce reductions.
During the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense attributable to our stock options of $5 million and $5 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.
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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three months ended March 31, 2016, there were no grants under the Deferred Plan. During the three months ended March 31, 2015, cash bonus awards of $7 million were granted under the Deferred Plan.
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
During the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense of $2 million and $3 million, respectively, attributable to the Deferred Plan.
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
The holders of the Redeemable Preferred Shares have no rights to participate in or receive notice of any general meeting of European Capital and the shares are generally not transferable. The Redeemable Preferred Shares have no rights to receive dividends. During the three months ended March 31, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized loss and net unrealized (depreciation) appreciation in our consolidated statements of operations.
The fair value of the Redeemable Preferred Shares as of March 31, 2016 and December 31, 2015 is calculated using the net present value of the estimated future cash flows of the underlying European Capital investments with discounts applied for equity risk, liquidity risk, credit risk, minority interests, lack of marketability and a forfeiture rate. The fair value of the Redeemable Preferred Shares as of March 31, 2016 and December 31, 2015 was $27 million and $34 million, respectively. The fair value of the underlying European Capital investments as of March 31, 2016 and December 31, 2015 was $300 million and $367 million, respectively.
The following tables summarize the number of shares issued and redeemed (in thousands) for the three months ended March 31, 2016 and 2015:

	Class A	Class B	Class C	Class D	Class E	Class F	Total
Balance, December 31, 2015	344	345	491	100	100	100	1,480
Shares Issued	—	—	—	—	—	—	—
Shares Redeemed	(69)	(69)	(98)	(10)	(10)	(10)	(266)
Balance, March 31, 2016	275	276	393	90	90	90	1,214

	Class A	Class B	Class C	Class D	Class E	Class F	Total
Balance, December 31, 2014	412	413	589	100	100	100	1,714
Shares Issued	—	—	—	—	—	—	—
Shares Redeemed	(68)	(68)	(98)	—	—	—	(234)
Balance, March 31, 2015	344	345	491	100	100	100	1,480

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 8. Net Operating Income and Net (Loss) Earnings Per Common Share
The following table sets forth the computation of basic and diluted net operating income and net (loss) earnings per common share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted net operating income per common share	$74	$50
Numerator for basic and diluted net (loss) earnings per common share	$(80)	$15
Denominator for basic weighted average common shares	235.0	271.1
Employee stock options and awards	—	11.8
Denominator for diluted weighted average common shares	235.0	282.9
Basic net operating income per common share	$0.31	$0.18
Diluted net operating income per common share	$0.31	$0.18
Basic net (loss) earnings per common share	$(0.34)	$0.06
Diluted net (loss) earnings per common share	$(0.34)	$0.05
In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.
In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2016 as we incurred a net loss for that period.
Stock options and unvested shares under our deferred compensation plan of 32.6 million and 6.6 million for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.
Note 9. Restructuring Costs
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in workforce reductions and the closing of two of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the three months ended March 31, 2016 and 2015, we recorded charges for both severance and related employee costs of $8 million and $10 million, respectively, including $2 million and $4 million, respectively, from the modification of stock options related to additional workforce reductions. The severance and related employee costs and the additional stock-based compensation expense resulting from the modification are included in salaries, benefits and stock-based compensation and the excess facilities costs are included in general and administrative in our consolidated statements of operations. The liability for employee severance costs and excess facilities is included in other liabilities in our consolidated balance sheets.
In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $4 million as of March 31, 2016 related to these excess office facilities represents gross lease commitments with agreements expiring at various dates through 2023 of approximately $19 million, net of committed and estimated sublease income of approximately $14 million and a present value factor of $1 million. We have entered into signed sublease arrangements for approximately $2 million, with the remaining $12 million based on estimated future sublease income.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables summarize the restructuring accrual activity during the three months ended March 31, 2016 and 2015:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2015	$4	$4	$8
Restructuring charges	6	—	6
Cash payments	(5)	—	(5)
Balance, March 31, 2016	$5	$4	$9

	Severance	Excess Office Facilities	Total
Balance, December 31, 2014	$8	$5	$13
Restructuring charges	6	—	6
Cash payments	(7)	(1)	(8)
Balance, March 31, 2015	$7	$4	$11
Note 10. Shareholders’ Equity
Our common stock activity for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Common stock outstanding at beginning of period	242.6	266.9
Issuance of common stock under stock option plans	0.4	2.8
Repurchase of common stock	(21.2)	—
Distribution of common stock held in deferred compensation trust	0.6	—
Common stock outstanding at end of period	222.4	269.7
Share Repurchase Program
Our Board of Directors has authorized the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We have entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit.
In determining the quarterly amount, the Board of Directors will be guided by our net cash provided by operating activities in preceding quarters, our capital requirements, our cash position, operational issues, economic conditions and the current trading price of our common stock and other factors. During the three months ended March 31, 2016, we repurchased a total of 21.2 million shares of our common stock in the open market for $297 million at an average price of $13.96 per share.
The share repurchase program may be further suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock.
Note 11. Income Taxes
As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of March 31, 2016. Our tax fiscal year ends on September 30.
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
As of March 31, 2016, our deferred tax asset was $785 million, our deferred tax liability was $218 million, our valuation allowance was $355 million and our net deferred tax asset was $212 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of March 31, 2016, we believe that it is more likely than not that we will have future ordinary income to realize the majority of our ordinary deferred tax assets and therefore did not record a valuation allowance against these ordinary deferred tax assets except for a portion of our net operating losses (“NOL”) generated in New York City will expire unutilized. As of March 31, 2016, we have recorded a $12 million valuation allowance against a $13 million deferred tax asset related to $144 million of NOLs generated in New York City.
We continue to maintain a valuation allowance against a significant portion of our deferred tax assets. We believe that it is more likely than not that we will be able to utilize $16 million of our capital deferred tax assets as of March 31, 2016 and we have established a partial valuation allowance of $167 million against certain capital deferred tax assets. We recognized a tax benefit of $16 million associated with the decrease in the valuation allowance against our capital deferred tax asset associated with unrealized losses on equity investments treated as capital for tax purposes during the three months ended March 31, 2016.
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
Effective January 1, 2016, we elected to early adopt the provisions of ASU 2016-09. The cumulative effect of the adoption was an increase to the beginning balance of shareholders’ equity of $16 million due to the recognition of a deferred tax asset for excess tax benefits associated with the share based compensation that was unrecorded in previous tax years. The deferred tax asset is ordinary in nature and we believe that it is more likely than not that we will have future sufficient ordinary income to utilize the deferred tax asset. Therefore, we did not establish a valuation allowance against this portion of the ordinary deferred tax asset.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

A reconciliation of the provision for income taxes computed at the U.S. federal statutory corporate income tax rate and our effective tax rate for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Tax on net (loss) earnings computed at federal statutory tax rate	$(27)	$27
State taxes, net of federal tax benefit	(4)	3
Valuation allowance	49	(21)
Dividends received deduction	(5)	(2)
Earnings of European Capital	(9)	18
Capital gain on tax deconsolidation of subsidiary	—	35
Other	(1)	1
Total provision for income taxes	$3	$61
We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. There has been no change in the amount of unrecognized tax benefits as of December 31, 2015. We do not reasonably expect any material changes to the unrecognized tax benefits within the next twelve months.
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
Loan and Financing Agreements
As of March 31, 2016, we had commitments under loan and financing agreements to fund up to $189 million to 23 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of March 31, 2016, European Capital and its affiliates had commitments of $59 million to fund European Capital UK SME Debt LP and $90 million to fund European Capital Private Debt LP (“ECAS Private Debt”). In addition, as of March 31, 2016, ACAM had a commitment of $111 million to American Capital Equity III, LP, which is expected to be funded by an equity investment from American Capital. See Note 14 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.
Note 13. Significant Subsidiaries
We have determined that for the three months ended March 31, 2016, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the three months ended March 31, 2016 and 2015 has been included as follows:

	Three Months Ended March 31,
	2016	2015
Total revenue	$269	$268
Total operating expenses	$255	$232
Net operating income	$14	$36
Net (loss) income	$(10)	$26
Note 14. Asset Sales
ECAS Private Debt is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS Private Debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. During the fourth quarter of 2015, the ECAS Private Debt fund had an additional closing of €69 million which increased the total capital commitments to €387 million. Upon its final closing in April 2016, the ECAS Private Debt fund raised an additional €86 million which increased the investment capacity of the fund to €473 million. The fund will have a three year investment period and a subsidiary of ACAM manages the ECAS Private Debt fund for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles. The ECAS Private Debt fund will be dissolved on March 19, 2025, unless extended. In April 2015, European Capital sold €162 million ($175 million) of investments at their approximate fair value in 9 portfolio companies to the ECAS Private Debt fund. European Capital received €158 million ($170 million) for the sale of these assets and recognized a realized loss of €4 million ($5 million). As of March 31, 2016, European Capital’s investment in the ECAS Private Debt fund had a cost basis and fair value of $97 million and $102 million, respectively. As of March 31, 2016, European Capital had an unfunded commitment of €79 million ($90 million) to the ECAS Private Debt fund.
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. The Fund’s aggregate $1.1 billion capital commitment includes a commitment of $200 million from ACAM for Primary Investments, of which $111 million was undrawn as of March 31, 2016.
Note 15. Related Party Transactions
As a BDC, we are required by law to make available significant managerial assistance to our eligible portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of March 31, 2016, we had board seats on 33 companies in our investment portfolio. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
The following table shows the operating revenue from our control investments, as defined under the 1940 Act for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Operating Revenue - Control Investments
Interest and dividend income	$90	$60
Fee income	$10	$14
American Capital Asset Management
Our fund management business is conducted through ACAM. In general, ACAM provides investment management services through consolidated subsidiaries that enter into management agreements with each of its managed funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. Under the management agreements, ACAM’s responsibilities include, but are not limited to, sourcing, analyzing and executing investments and asset sales, delivering financial and compliance reports to investors in the funds under management, administering the daily business and affairs of the funds under management and performing other asset management duties. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three months ended March 31, 2016 and 2015, we recognized operating revenues from our investment in ACAM of $34 million and $33 million, respectively. During the three months ended March 31, 2016 and 2015, we received an additional $1 million and $3 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM.
During the three months ended March 31, 2016, we transferred to ACAM 100% of our equity investments in ACEI Singapore Holdings Private LTD, BMR Energy LLC, Hollyhock Limited and Taiba Wind Energy, LLC. The cost basis and fair value of these transferred investments as of December 31, 2015 was $77 million and $94 million, respectively. As of March 31, 2016, the cost basis and fair value of these transferred investments was $83 million and $85 million, respectively.
European Capital
As discussed in Note 1 to these consolidated financial statements, we consolidated our investment in European Capital effective October 1, 2014. ACAM, through its subsidiary, ECAM, acts as the investment manager to European Capital. Under ACAM’s investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012, 2013 and 2014. During the first quarter of 2015, the investment management agreement with European Capital was

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

amended to cancel the incentive fee for 2015 and going forward. The management fee charged by ACAM for the three months ended March 31, 2016 and 2015 was $2 million and $4 million, respectively.
As discussed in Note 7 to these consolidated financial statements, European Capital has issued Redeemable Preferred Shares to employees of ECAM as part of long-term employee incentive plans. These shares are redeemable by European Capital based on the aggregate returns on investments made after January 1, 2012 and are treated as mandatorily redeemable preferred stock in our consolidated balance sheets in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. The fair value of the Redeemable Preferred Shares as of March 31, 2016 and December 31, 2015 was $27 million and $34 million, respectively. During the three months ended March 31, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized loss and net unrealized (depreciation) appreciation in our consolidated statements of operations.
American Capital Equity I, LLC and American Capital Equity II, LP
On June 30, 2015, we entered into stock purchase agreements with American Capital Equity I, LLC and American Capital Equity II, LP under which we acquired secondary and add-on investments in 24 portfolio companies for an aggregate purchase price of $145 million. The initial purchase price for such investments was based on the fair value of the investments as of March 31, 2015, but is potentially subject to increase on June 30, 2016 as a result of certain post-closing adjustments. For the three months ended March 31, 2016, we recorded $22 million of net unrealized depreciation after our acquisition of these investments, which is included in net unrealized (depreciation) appreciation in our consolidated statements of operations.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:
•Executive Overview
•Results of Operations
•Financial Condition, Liquidity and Capital Resources
•Forward-Looking Statements
EXECUTIVE OVERVIEW
American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded global asset manager and private equity firm. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate, energy and structured products. It is our practice to sell some of the assets that we originate as an investor into funds that we manage. On August 29, 1997, we completed an initial public offering and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and provide capital directly to early stage and mature private and small public companies (“Sponsor Finance and Other Investments”). We also invest in first and second lien floating rate loans to large-market U.S. based companies (“Senior Floating Rate Loans” or “SFRL”) and structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities. Our primary business objectives are to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/ or potential for equity appreciation and realized gains and by growing our fee earning assets under management.
As of March 31, 2016, we managed $20 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $77 billion of total assets under management (including levered assets). Our asset management business is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), a registered investment adviser under the Investment Advisers Act of 1940. As of March 31, 2016, ACAM managed the following funds:

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

We are taxed as a corporation and pay federal and applicable state corporate taxes on our taxable income. From 1997 through the tax year ended September 30, 2010, we were taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we were not subject to federal income tax on the portion of our taxable income and capital gains we distributed to our shareholders, but we were also not able to carry forward net operating losses (“NOL”) from year to year. Beginning with our tax year ended September 30, 2011, our status changed from a RIC subject to taxation under Subchapter M to a corporation subject to taxation under Subchapter C. Under Subchapter C, we are able to carry forward any NOLs historically incurred to succeeding years, which we would not be able to do if we were subject to taxation as a RIC under the Code. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute.
Recent Developments
On November 25, 2015, we announced that our Board of Directors instructed us to undertake a full strategic review of all alternatives with Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC as our financial advisors to assist in this review. The initial phase of our strategic review considered all alternatives for maximizing shareholder value, including a sale of our company or our various business lines in whole or in part. On January 7, 2016, we announced that our Board of Directors completed the initial phase of our strategic review process and authorized us to proceed with the solicitation of offers to purchase our company or our various business lines in whole or in part. Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC are assisting with the solicitation of offers.
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
As of March 31, 2016, we had investments totaling $4.7 billion at cost basis and fair value. As of March 31, 2016, our ten largest investments had a cost basis and fair value of $1.6 billion and $2.3 billion, respectively, or 48% of total investments at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	American Capital Asset Management	Capital Markets	$636	$1,033
Alcami Holdings LLC	American Capital One Stop Buyouts®	Life Sciences Tools & Services	306	249
SEHAC Holding Corporation	American Capital One Stop Buyouts®	Diversified Consumer Services	15	235
Bellotto Holdings Limited	European Capital	Household Durables	133	161
Soil Safe Acquisition Corp.	Sponsor Finance and Other Investments	Professional Services	116	118
European Capital Private Debt LP	European Capital	Diversified Financial Services	97	102
WRH, Inc.	American Capital One Stop Buyouts®	Life Sciences Tools & Services	104	100
MW Acquisition Corporation	American Capital One Stop Buyouts®	Health Care Providers & Services	54	99
Convergint Technologies, LLC	Sponsor Finance and Other Investments	Commercial Services & Supplies	94	94
Infogix Parent Corporation	Sponsor Finance and Other Investments	IT Services	91	91
Total			$1,646	$2,282

The following tables show the composition of our investment portfolio by business line at cost basis and fair value, as a percentage of total investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cost
American Capital One Stop Buyouts®	27.2%	27.1%
Sponsor Finance and Other Investments	36.2%	37.3%
European Capital	11.5%	11.2%
American Capital Asset Management	13.5%	10.9%
Structured Products	11.3%	12.2%
Senior Floating Rate Loans	0.3%	1.3%
Total	100.0%	100.0%

Fair Value
American Capital One Stop Buyouts®	25.6%	23.5%
Sponsor Finance and Other Investments	35.8%	37.1%
European Capital	9.1%	8.6%
American Capital Asset Management	21.8%	21.3%
Structured Products	7.4%	8.4%
Senior Floating Rate Loans	0.3%	1.1%
Total	100.0%	100.0%

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cost
First Lien Senior Debt	18.3%	20.1%
Second Lien Senior Debt	21.8%	19.9%
Mezzanine Debt	12.2%	14.0%
Preferred Equity	13.0%	12.4%
Common Equity	23.4%	21.4%
Structured Products	11.3%	12.2%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	16.9%	18.4%
Second Lien Senior Debt	20.6%	18.7%
Mezzanine Debt	10.8%	12.1%
Preferred Equity	13.7%	12.1%
Common Equity	30.6%	30.3%
Structured Products	7.4%	8.4%
Total	100.0%	100.0%

The amounts of our new investments are based on committed amounts as of the investment date. The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Type
First Lien Senior Debt	$50	$747
Second Lien Senior Debt	52	12
Mezzanine Debt	—	54
Preferred Equity	9	90
Common Equity	21	2
Structured Products	—	47
Total by type	$132	$952

	Three Months Ended March 31,
	2016	2015
Use
Sponsor Finance and Other Investments	$48	$41
Investments in ACAM and Fund Development	33	19
European Capital	7	169
Senior Floating Rate Loans	—	603
Structured Products	—	47
Add-on financing for growth and working capital	27	21
Add-on financing for working capital in distressed situations	13	6
Add-on financing for acquisition	4	—
Add-on financing for recapitalizations, not including distressed investments	—	46
Total by use	$132	$952

	Three Months Ended March 31,
	2016	2015
Business Line
Sponsor Finance and Other Investments	$65	$63
Investments in ACAM and Fund Development	33	19
American Capital One Stop Buyouts®	27	51
European Capital	7	169
Senior Floating Rate Loans	—	603
Structured Products	—	47
Total by business line	$132	$952

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Source
Loan syndications and sales	$539	$54
Equity investments	32	93
Principal prepayments	31	29
Scheduled principal amortization	19	32
Payment of accrued PIK notes and dividend and accreted OID	14	17
Total by source	$635	$225

	Three Months Ended March 31,
	2016	2015
Business Line
Senior Floating Rate Loans	$378	$91
Sponsor Finance and Other Investments	126	2
Structured Products	55	5
European Capital	44	110
American Capital One Stop Buyouts®	31	14
American Capital Asset Management	1	3
Total by business line	$635	$225
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
As of March 31, 2016, we had 21 companies in our American Capital One Stop Buyouts® portfolio with a cost basis and fair value of $1,283 million and $1,218 million, respectively, with an average investment size of $58 million at fair value. As of March 31, 2016, our American Capital One Stop Buyouts® portfolio consisted of $660 million and $558 million of debt and equity investments at fair value, respectively. As of March 31, 2016, the weighted average effective interest rate on the debt investments in this portfolio was 9.4%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 85%. During the three months ended March 31, 2016, we recognized interest, dividend and fee income from our American Capital One Stop Buyouts® portfolio of $36 million.
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of March 31, 2016, we had board seats at 19 companies in our American Capital One Stop Buyouts® portfolio and had board observation rights at certain companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
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
As of March 31, 2016, we had 64 companies in our Sponsor Finance and Other Investments portfolio with a cost basis and fair value of $1,713 million and $1,694 million, respectively, with an average investment size of $26 million at fair value. As of March 31, 2016, our Sponsor Finance and Other Investments portfolio consisted of $1,534 million and $160 million of debt and equity investments at fair value, respectively. As of March 31, 2016, the weighted average effective interest rate on the debt investments in this portfolio was 8.8%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 26%. During the three months ended March 31, 2016, we recognized interest, dividend and fee income from our Sponsor Finance and Other Investments portfolio of $64 million. As of March 31, 2016, the cost basis and fair value of our Sponsor Finance investments was $1,488 million and $1,489 million, respectively, and the cost basis and fair value of our Other investments was $225 million and $205 million, respectively.
American Capital Asset Management Investment
Our fund management business is conducted through our wholly-owned portfolio company, ACAM, and its consolidated subsidiaries. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of March 31, 2016, the cost basis and fair value of our investment in ACAM was $636 million and $1,033 million, respectively, or 22% of our total investments at fair value. ACAM, through a wholly-owned subsidiary, also holds direct investments in ACAS CLO 2012-1, ACAS CLO 2013-1, ACAS CLO 2014-1, ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2 consisting of 59% to 70% of the non-rated equity tranche of subordinated notes with an aggregate cost basis and fair value of $162 million and $94 million, respectively, as of March 31, 2016. As of March 31, 2016, ACAM also holds direct investments in ACAS CLO IX, Ltd. and ACAS CLO X, Ltd. with a combined cost basis and fair value of $70 million. During the three months ended March 31, 2016, we transferred to ACAM 100% of our equity investments in ACEI Singapore Holdings Private LTD, BMR Energy LLC, Hollyhock Limited and Taiba Wind Energy, LLC. The cost basis and fair value of these transferred investments as of December 31, 2015 was $77 million and $94 million, respectively. As of March 31, 2016, the cost basis and fair value of these transferred investments was $83 million and $85 million, respectively. During the three months ended March 31, 2016, we committed $4 million of capital to BMR Energy LLC. This commitment was reflected as a new investment in ACAM. As of March 31, 2016, ACAM holds a co-investment in ACE III with a cost basis and fair value of $86 million and a co-investment in ACSF with a cost basis and fair value of $4 million and $3 million, respectively.
As of March 31, 2016, ACAM’s earning assets under management totaled $14 billion. As of March 31, 2016, ACAM had $72 billion of total assets under management (including levered assets), including $62 billion of total assets under management for American Capital Agency Corp. (NASDAQ: AGNC), $5 billion of total assets under management for American Capital Mortgage Investment Corp. (NASDAQ: MTGE) and $220 million of total assets under management for American Capital Senior Floating, Ltd. (NASDAQ: ACSF).
As of March 31, 2016, ACAM had over 120 employees, including sixteen investment teams with over 70 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three months ended March 31, 2016, American Capital earned $6 million from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. In accordance with the 1940 Act, our management agreement with ACSF terminates automatically upon assignment. The term “assignment” is broadly defined under the 1940 Act and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us. Also, in accordance with the Advisers Act, none of our management agreements may be assigned without the respective fund’s consent in addition to any other restrictions on assignment set forth therein.

The following table sets forth certain information with respect to ACAM’s funds under management as of March 31, 2016:

Fund	Fund type	Established	Assets under management	Earning assets under management	Investment types	Capital type
AGNC	Publicly Traded REIT - NASDAQ (AGNC)	2008	$62.4 Billion	$8.5 Billion	Agency Securities	Permanent
MTGE	Publicly Traded REIT - NASDAQ (MTGE)	2011	$4.9 Billion	$1.0 Billion	Mortgage Investments	Permanent
ACSF	Publicly Traded BDC - NASDAQ (ACSF)	2014	$220 Million	$250 Million	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$115 Million	$101 Million	Equity	Finite Life
ACE II	Private Equity Fund	2007	$103 Million	$90 Million	Equity	Finite Life
ACE III	Private Equity Fund	2014	$684 Million	$618 Million	Equity	Finite Life
ECAS UK SME Debt(2)	Private Debt Fund	2014	$25 Million(1)	$23 Million(1)	Senior and Mezzanine Debt	Finite Life
ECAS Private Debt	Private Debt Fund	2015	$312 Million	$307 Million	Senior and Mezzanine Debt	Finite Life
ACAS CLO Fund I	Private CLO Fund	2015	$237 Million	$448 Million	CLO Equity	Finite Life
ACAS CLO 2007-1(2)	CLO	2006	$182 Million	$162 Million	Senior Debt	Finite Life
ACAS CLO 2012-1(2)	CLO	2012	$320 Million	$320 Million	Senior Debt	Finite Life
ACAS CLO 2013-1(2)	CLO	2013	$384 Million	$412 Million	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$383 Million	$406 Million	Senior Debt	Finite Life
ACAS CLO 2014-1(2)	CLO	2014	$573 Million	$598 Million	Senior Debt	Finite Life
ACAS CLO 2014-2(2)	CLO	2014	$385 Million	$408 Million	Senior Debt	Finite Life
ACAS CLO 2015-1(2)	CLO	2015	$523 Million	$539 Million	Senior Debt	Finite Life
ACAS CLO 2015-2(2)	CLO	2015	$492 Million	$503 Million	Senior Debt	Finite Life
 ——————————

(1)	Committed capital of £100 million ($144 million) in ECAS UK SME Debt fund, which remained largely unfunded as of March 31, 2016.

(2)	These funds are consolidated by ACAM and included in ACAM’s consolidated financial statements.

Structured Products Investments
Our Structured Products investments consist of investments in CLO and CDO securities. Our Structured Products investments are generally in non-investment grade securities. We invest in Structured Products with the intention of holding them until maturity. As of March 31, 2016, our Structured Products investments had a cost basis and fair value of $532 million and $349 million, respectively, or 7% of our total investments at fair value. This includes our investment in ACAS CLO 2007-1, which represents $21 million at fair value.
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

We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. Since 2014, we have received $2.9 billion in proceeds from the sale of these investments and have $28 million in unsettled trade receivables as of March 31, 2016. The proceeds from the sale of our Senior Floating Rate Loan portfolio were partially utilized to pay down obligations under the $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility. As of March 31, 2016, the $1.25 billion secured revolving credit facility was in a wind down period during which we are prohibited from purchasing additional assets or borrowing under the facility and the $500 million secured revolving credit facility was repaid in full and terminated. As of March 31, 2016, there were debt investments in 4 companies in our Senior Floating Rate Loan portfolio with a cost basis and fair value of $16 million and $14 million, respectively.
During the first quarter of 2016, we transferred Senior Floating Rate Loan investments totaling $10 million at fair value to ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2, of which $2 million was unsettled as of March 31, 2016. This transfer has been accounted for as a secured financing arrangement for GAAP reporting purposes. These Senior Floating Rate Loan investments are included in investments at fair value and the corresponding secured financing is included in other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2016, we realized a loss of $7 million from our Senior Floating Rate Loan portfolio, which was partially offset by a reversal of unrealized depreciation of $5 million. During the three months ended March 31, 2015, we recognized interest income and interest expense from our Senior Floating Rate Loan portfolio totaling $19 million and $4 million, respectively.
European Capital
European Capital primarily invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), or sponsored by other private equity funds and provides capital directly to early stage and mature private and small public companies (“European Capital Sponsor Finance and Other Investments”).
 As of March 31, 2016, European Capital had investments in 14 companies with a cost basis and fair value of $545 million and $429 million, respectively, with an average investment size of $31 million at fair value. As of March 31, 2016, European Capital’s five largest investments at fair value were $377 million, or 88% of its total investments at fair value.
The following tables show the composition of European Capital’s investment portfolio at cost basis and fair value, as a percentage of total investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cost
First Lien Senior Debt	3.7%	4.0%
Second Lien Senior Debt	4.8%	4.5%
Mezzanine Debt	14.5%	25.5%
Preferred Equity	30.8%	26.9%
Common Equity	46.2%	39.1%
Structured Products	—%	—%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	3.5%	4.4%
Second Lien Senior Debt	0.2%	—%
Mezzanine Debt	6.8%	20.4%
Preferred Equity	33.8%	23.9%
Common Equity	55.7%	51.3%
Structured Products	—%	—%
Total	100.0%	100.0%

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
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of March 31, 2016.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating revenue	$162	$154
Operating expenses	68	76
NOI before income taxes	94	78
Tax provision	(20)	(28)
NOI	74	50
Net realized loss, net of tax	(88)	(213)
Net realized loss	(14)	(163)
Net unrealized (depreciation) appreciation, net of tax	(66)	178
Net (loss) earnings	$(80)	$15

Operating Revenue
We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products, as well as dividend income from our fund management business which is conducted through ACAM.
Operating Revenue by Business Line
Operating revenue by business line was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Business Line
Sponsor Finance and Other Investments	$64	$27
American Capital One Stop Buyouts®	36	28
American Capital Asset Management	34	33
Structured Products	21	24
European Capital	7	23
Senior Floating Rate Loans	—	19
Total by business line	$162	$154
Sponsor Finance and Other Investments
Interest, dividend and fee income from our Sponsor Finance and Other Investments increased by $37 million, or 137%, for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to a $699 million increase in our weighted average debt investments at cost.
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® increased by $8 million, or 29%, for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to recording additional PIK dividend income on uncollected PIK dividend income recorded in prior periods as a result of preferred equity investments being removed from non-accrual.
American Capital Asset Management
Interest, dividend and fee income from ACAM increased by $1 million, or 3%, for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to an increase in the funds under management of ACAM, primarily ACAS CLO 2015-1, ACAS CLO 2015-2 and ACAS CLO Fund I, which was partially offset by reduced dividend income for the management of AGNC and MTGE due to a decrease in the assets under management for these funds.
Structured Products
Interest income on Structured Products investments decreased by $3 million, or 13%, for the three months ended March 31, 2016 over the comparable period in 2015. During three months ended March 31, 2016, we realized cash proceeds of $55 million and recognized interest income of $21 million from our Structured Products investments.
Interest income on Structured Products is recognized using the effective interest method as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and the cost basis of the investment. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised effective yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. During the three months ended March 31, 2016, we recorded $10 million in credit loss write downs on seven Structured Products investments. As of

March 31, 2016, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by approximately $110 million.
See Note 2—Interest and Dividend Income Recognition policy in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of how projected cash flows affect revenue recognition on our Structured Products investments.
Senior Floating Rate Loans
We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. Interest income on these loans was $19 million for the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, the monthly weighted average balance on our Senior Floating Rate Loan portfolio was $21 million and $1,888 million, respectively.
European Capital
European Capital’s operating revenue for the three months ended March 31, 2016 was $7 million, comprised of $3 million of interest income on European Capital debt investments and $4 million of dividend income on European Capital equity investments. European Capital’s operating revenue for the three months ended March 31, 2015 was $23 million, comprised of $14 million of interest income on European Capital debt investments, $8 million of dividend income on European Capital equity investments and $1 million of income on European Capital CLO investments.
For the three months ended March 31, 2016 and 2015, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $1 million and $6 million, respectively, as a result of debt investments being removed from non-accrual.
American Capital Operating Revenue (excluding the financial results related to the consolidation of European Capital) for the three months ended March 31, 2016 and 2015
The following table summarizes American Capital’s operating revenue, excluding European Capital (in millions):

	Three Months Ended March 31,
	2016	2015
Interest income on debt investments	$50	$62
Interest income on Structured Products investments	21	23
Dividend income from equity investments, excluding ACAM	44	4
Dividend income from ACAM	27	26
Interest and dividend income	142	115
Portfolio company advisory and administrative fees	2	5
Advisory and administrative services – ACAM	6	7
Other fees	5	4
Fee income	13	16
Total operating revenue	$155	$131

American Capital Interest and Dividend Income (excluding the financial results related to the consolidation of European Capital)
The following table summarizes selected data for our debt, (excluding SFRL investments), Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Debt investments at cost(1)	$2,420	$1,792
Average non-accrual debt investments at cost(2)	$185	$193
Effective interest rate on debt investments	8.3%	9.4%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	9.0%	9.0%
Structured Products investments at cost(1)	$560	$645
Effective interest rate on Structured Products investments	15.2%	14.5%
Debt and Structured Products investments at cost(1)	$2,980	$2,437
Effective interest rate on debt and Structured Products investments	9.6%	10.8%
Average daily one-month LIBOR	0.4%	0.2%
Equity investments at cost(1)(3)	$765	$1,084
Effective dividend yield on equity investments(3)	22.6%	1.6%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	14.3%	2.2%
Debt, Structured Products and equity investments at cost(1)(3)	$3,745	$3,521
Effective yield on debt, Structured Products and equity investments(3)	12.3%	7.9%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	11.0%	7.9%
 ——————————

(1)	Monthly weighted average of investments at cost. Excludes SFRL investments.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM.

Debt Investments

Interest income on debt investments decreased by $12 million, or 19%, for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to a $19 million decrease in interest income on our Senior Floating Rate Loan portfolio as well as a net negative impact from non-accrual investments for the three months ended March 31, 2016 over the comparable period in 2015, which was partially offset by an increase in our weighted average debt investments outstanding at cost. Our weighted average debt investments outstanding at cost, excluding SFRL investments, increased by $628 million for the three months ended March 31, 2016 over the comparable period in 2015, primarily as a result of new Sponsor Finance investments. The average non-accrual debt investments outstanding decreased from $193 million during the three months ended March 31, 2015 to $185 million during the three months ended March 31, 2016.
When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended March 31, 2016, we recorded reserves of uncollected PIK interest income recorded in prior periods of $4 million as a result of debt investments being placed on non-accrual, which had an approximate 70 basis point negative impact on the effective interest rate on debt investments. For the three months ended March 31, 2015, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $2 million as a result of debt investments being removed from non-accrual, which had an approximate 40 basis point positive impact on the effective interest rate on debt investments.

Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, increased by $40 million for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to recording additional PIK dividend income on uncollected PIK dividend income recorded in prior periods as a result of preferred equity investments being removed from non-accrual as well as a $19 million increase in dividend income for non-recurring dividends. As a result, the monthly weighted average effective dividend yield on equity investments was 22.6% for the three months ended March 31, 2016.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three months ended March 31, 2016, we recorded dividend income for the reversal of reserves on accrued PIK dividend income attributable to prior periods from preferred stock investments of $16 million, which had an approximate 830 basis point positive impact on the effective dividend yield on equity investments. For the three months ended March 31, 2015, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred stock investments of $2 million, which had an approximate 60 basis point negative impact on the effective dividend yield on equity investments.
For the three months ended March 31, 2016 and 2015, we recorded $22 million and $3 million, respectively, of dividend income for non-recurring dividends on equity investments.
Equity Investments - ACAM

Dividend income from ACAM increased by $1 million, or by 4%, for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to an increase in the funds under management of ACAM, primarily ACAS CLO 2015-1, ACAS CLO 2015-2 and ACAS CLO Fund I, which was partially offset by reduced dividend income for the management of AGNC and MTGE due to a decrease in the assets under management for these funds.
During the three months ended March 31, 2016 and 2015, we received an additional $1 million and $3 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM.
Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees decreased by $3 million, or 60%, for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to a decrease in originations.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three months ended March 31, 2016 and 2015 were $6 million and $7 million, respectively.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing portfolio transactions, which may not be recurring in nature. These fees amounted to $5 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses
Operating expenses decreased by $8 million, or 11%, for the three months ended March 31, 2016 over the comparable period in 2015. Operating expenses consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Interest	$15	$17
Salaries, benefits and stock-based compensation	26	30
Severance related costs	8	10
European Capital management fees	2	4
General and administrative	17	15
Total operating expenses	$68	$76

Interest
Interest expense decreased by $2 million, or 12%, for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to a decrease in the daily weighted average debt balance. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs and discounts, for the three months ended March 31, 2016 and 2015 was 5.8% and 3.7%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs and discounts, for the three months ended March 31, 2016 and 2015 was 4.6% and 3.2%, respectively.
Salaries, Benefits and Stock-based Compensation and Severance Related Costs
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Base salaries	$10	$12
Incentive compensation	8	11
Benefits	3	4
Stock-based compensation	5	3
Severance related costs	8	10
Total salaries, benefits and stock-based compensation and severance related costs	$34	$40
Salaries, benefits and stock-based compensation and severance related costs decreased by $6 million, or 15%, for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to a reduction in base salaries and incentive compensation due to workforce reductions.
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in workforce reductions and the closing of two of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the three months ended March 31, 2016, we recorded charges for severance and related employee costs of $8 million, including $2 million from the modification of stock options and $6 million for severance costs for additional workforce reductions during the quarter. During the three months ended March 31, 2015, we recorded charges for severance and related employee costs of $10 million, including $4 million from the modification of stock options and $6 million for severance costs for additional workforce reductions during the quarter.
As of March 31, 2016, we employed 307 full-time employees, which included 124 employees at ACAM, compared to 367 full-time employees as of March 31, 2015. Compensation expense for ACAM employees is not included in our consolidated expenses as the financial results of ACAM are not consolidated with our financial results.
European Capital Management Fees
Management fees represent fees charged by European Capital Asset Management Limited, a wholly-owned subsidiary of ACAM, to European Capital for management and other services during the quarter. These fees are recorded as operating revenue in ACAM’s statement of operations and are a component of the dividend income we receive from ACAM.

General and Administrative
General and administrative expenses increased by $2 million, or 13%, for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to approximately $5 million of transaction costs associated with our strategic review process.
Tax Benefit (Provision)
Our tax benefit (provision) consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Tax provision - net operating income	$(20)	$(28)
Tax benefit - net realized loss	12	43
Tax benefit (provision) - net unrealized (depreciation) appreciation	5	(76)
Total tax provision	$(3)	$(61)
The tax provision - net operating income decreased by $8 million for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to PIK dividend accruals recorded in 2016 as PIK dividends are treated as capital in nature and recorded at an effective tax rate of 0%, as compared to ordinary interest and dividends, which have an effective tax rate of approximately 39%. Additionally, the effective tax rate was reduced for certain non-recurring dividends on equity investments received in the first quarter of 2016 that were excluded from taxable income.
The tax benefit - net realized loss decreased by $31 million for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to the relative amounts of realizations treated as capital losses, which have an effective tax rate of 0%, as compared to losses that reduce ordinary income, which have an effective tax rate of approximately 39%.
The tax provision - net unrealized (depreciation) appreciation decreased by $81 million for the three months ended March 31, 2016, over the comparable period in 2015, primarily due to the relative amounts of unrealized appreciation that will be treated as capital gains upon exit, which have an effective rate of 0%, as compared to gains that increase ordinary income, which have an effective tax rate of approximately 39%. Additionally, unrealized depreciation associated with our investment in ACAM, although capital for tax purposes, does not have an impact on the valuation allowance as the investment is not considered a source of taxable income. As such, we recognized a tax benefit for the unrealized depreciation in the first quarter of 2016.

Net Realized Gain (Loss)
Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended March 31,
	2016	2015
Other, net	$6	$5
Total gross realized portfolio gain	6	5

ASAP Industries Holdings, LLC	(50)	—
Alcami Holdings LLC	—	(168)
TestAmerica Environmental Services, LLC	—	(28)
Other, net	(39)	(15)
Total gross realized portfolio loss	(89)	(211)
Total net realized portfolio loss	(83)	(206)
Foreign currency transactions	—	(2)
Derivative agreements	(5)	(2)
Long term incentive plan liability	(12)	(46)
Tax benefit	12	43
Total net realized loss	$(88)	$(213)

The following are summary descriptions of portfolio companies with realized gains or losses equal to or greater than $30 million.
In the first quarter of 2016, we wrote off our portfolio company, ASAP Industries Holdings, LLC, and realized a loss of $50 million, which was fully offset by a reversal of unrealized depreciation of $50 million.
In the first quarter of 2015, as a result of a restructuring transaction and the conversion of certain of our debt investments to equity investments, we wrote off a portion of our equity investments in Alcami Holdings LLC and realized a loss of $168 million, which was fully offset by a reversal of unrealized depreciation of $168 million.
As discussed in Note 7 to our interim consolidated financial statements included in this Form 10-Q, European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, European Capital Asset Management Limited, a wholly-owned subsidiary of ACAM, under Long Term Incentive Plans. During the three months ended March 31, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized loss and net unrealized (depreciation) appreciation in our consolidated statements of operations.
During the three months ended March 31, 2016, we made $4 million in early termination payments to terminate our derivative agreements, which were fully offset by a reversal of unrealized depreciation of $4 million.
Net Unrealized Appreciation (Depreciation)
The following table itemizes the change in our net unrealized appreciation (depreciation) (in millions):

	Three Months Ended March 31,
	2016	2015
Gross unrealized appreciation of American Capital One Stop Buyouts®	$132	$69
Gross unrealized depreciation of American Capital One Stop Buyouts®	(106)	(65)
Gross unrealized appreciation of Sponsor Finance and Other Investments	20	25
Gross unrealized depreciation of Sponsor Finance and Other Investments	(47)	(25)
Gross unrealized appreciation of European Capital investments	14	38
Gross unrealized depreciation of European Capital investments	(3)	(36)
Net unrealized depreciation of ACAM	(151)	(4)
Net unrealized (depreciation) appreciation of Senior Floating Rate Loans	(2)	21
Net unrealized depreciation of Structured Products investments	(30)	(3)
Reversal of prior period net unrealized depreciation upon realization	97	209
Net unrealized (depreciation) appreciation of portfolio investments	(76)	229
Foreign currency translation - European Capital investments	(12)	28
Foreign currency translation - other	4	(9)
Derivative agreements and other	13	43
WRH, Inc. Equity Option	—	(37)
Tax benefit (provision)	5	(76)
Net unrealized (depreciation) appreciation	$(66)	$178
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the three months ended March 31, 2016, American Capital One Stop Buyouts® experienced $26 million of net unrealized appreciation primarily driven by portfolio companies that are currently in a sales process. For the three months ended March 31, 2015, American Capital One Stop Buyouts® experienced $4 million of net unrealized appreciation primarily driven by specific company performance.
Sponsor Finance and Other Investments
For the three months ended March 31, 2016, Sponsor Finance and Other Investments experienced $27 million of net unrealized depreciation, which includes $13 million of unrealized depreciation associated with the payment of a non-recurring cash dividend on equity investments. The remaining $14 million of net unrealized depreciation primarily relates to declines across our debt portfolio as spreads widened during the quarter.
European Capital
For the three months ended March 31, 2016 and 2015, we recorded $11 million and $2 million, respectively, of net unrealized appreciation on the consolidated European Capital investment portfolio. For the three months ended March 31, 2016 and 2015, we recorded unrealized depreciation of $12 million and unrealized appreciation of $28 million, respectively, for foreign currency translation on the European Capital investment portfolio.
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
American Capital Asset Management, LLC
ACAM had a cost basis and fair value of $636 million and $1,033 million, respectively, as of March 31, 2016. During the three months ended March 31, 2016, we recognized $151 million of unrealized depreciation on our investment in ACAM, primarily due to a reduction in projected management fees for managing AGNC and MTGE partially due to a decrease in the equity capital of each company as a result of share repurchases and net realized losses. During the three months ended March 31, 2015, we recognized $4 million of unrealized depreciation on our investment in ACAM.
Structured Products Investments
American Capital has investments in Structured Products with a cost basis and fair value of $532 million and $349 million, respectively, as of March 31, 2016. During the three months ended March 31, 2016, we collected cash proceeds of $76 million from Structured Products investments, of which $55 million was deemed a return of capital and $21 million was recognized as interest income. During the three months ended March 31, 2015, we collected cash proceeds of $29 million from our Structured Products investments, of which $5 million was deemed a return of capital and $24 million was recognized as interest income. During the three months ended March 31, 2016, we recorded $30 million of net unrealized depreciation in Structured Products investments primarily due to declining dealer marks and decreasing spreads on underlying collateral as certain investments are nearing the end of their life. During the three months ended March 31, 2015, we recorded $3 million of net unrealized depreciation in Structured Products investments.
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
During the three months ended March 31, 2016 and 2015, we recorded $13 million and $43 million of net unrealized appreciation, respectively, from derivative agreements and other, primarily due to the reversal of unrealized depreciation on the redemption of Redeemable Preferred Shares. During the three months ended March 31, 2015, we recorded $37 million of unrealized depreciation on the WRH, Inc. Equity Option due to an increase in the fair value of the Equity Option.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio and cash and cash equivalents. As of March 31, 2016, we had $364 million of cash and cash equivalents and $32 million of restricted cash and cash equivalents. During the three months ended March 31, 2016 and 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments.
As of March 31, 2016, our required payments for our borrowings for the next twelve months consists of $4.5 million scheduled amortization on our secured term loan and $104 million for the outstanding balance on our $250 Million Revolving Credit Facility. On January 6, 2016, the $500 million Revolving Credit Facility was repaid in full and terminated. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new investments. However, there is no certainty that we will be able to generate sufficient liquidity.
Operating, Investing and Financing Cash Flows
For the three months ended March 31, 2016, net cash provided by operations was $50 million. For the three months ended March 31, 2015, net cash used in operations was $12 million. Our cash flow from operations for the three months ended March 31, 2016 and 2015 was primarily from the collection of interest, dividends and fees on our investment portfolio, less operating expenses and the redemption of Redeemable Preferred Shares.
For the three months ended March 31, 2016, net cash provided by investing was $488 million. For the three months ended March 31, 2015, net cash used in investing activities was $488 million. Our cash flow from investing activities included cash proceeds from the realization of portfolio investments totaling $635 million and $225 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had portfolio investments totaling $4.7 billion at fair value, including $2.3 billion in debt investments, $2.1 billion in equity investments and approximately $0.3 billion in Structured Products investments. However, a majority of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the three months ended March 31, 2016, net cash used in financing activities was $657 million. For the three months ended March 31, 2015, net cash provided by financing activities was $312 million. The primary use of cash from financing activities during the three months ended March 31, 2016 was payments on our revolving credit facilities of $368 million and repurchases of our common stock of $297 million. Our cash flow from financing activities during the three months ended March 31, 2015 was primarily from proceeds received on our revolving credit facilities of $304 million.
Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2016, our borrowings, excluding deferred financing costs and discounts, were $895 million and our asset coverage was 600%. See Note 5 to our interim consolidated financial statements included in this Form 10-Q for further discussion of our borrowings.
The following table sets forth the scheduled amortization on the secured term loans and unsecured private notes:

August 2016	$4.5 million
Secured Term Loans due August 2017	Outstanding Balance
Unsecured Private Notes due September 2018	Outstanding Balance
The following table sets forth the outstanding balances on our revolving credit facilities as of March 31, 2016 (in millions):

Outstanding Balance
Secured revolving credit facility due August 2016, $250 million commitment	$104
Secured revolving credit facility due March 2017, $100 million commitment	—
Total	$104
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of March 31, 2016, our NAV was $20.14 per share and our closing market price was $15.24 per share.
Our Board of Directors has authorized the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We have entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. During the three months ended March 31, 2016, we repurchased a total of 21.2 million shares of our common stock in the open market for $297 million at an average price of $13.96 per share. See Note 10 to our interim consolidated financial statements included in this Form 10-Q for further discussion of the share repurchase program.
Commitments
 As of March 31, 2016, we had commitments under loan and financing agreements to fund up to $189 million to 23 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of March 31, 2016, European Capital and its affiliates had commitments of $59 million to fund European Capital UK SME Debt LP and $90 million to fund European Capital Private Debt LP. In addition, as of March 31, 2016, ACAM had a commitment of $111 million to American Capital Equity III, LP, which is expected to be funded by an equity investment from American Capital. See Note 14 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.

Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status.
American Capital Non-Performing Loans
As of March 31, 2016, American Capital loans on non-accrual status for 8 portfolio companies had a cost basis and fair value of $185 million and $115 million, respectively. As of March 31, 2016 and December 31, 2015, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Current	$2,103	$2,276
0 - 30 days past due	—	—
31 - 60 days past due	51	—
61 - 90 days past due	13	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	64	—
Non-accruing loans at cost	185	185
Total loans at cost	$2,352	$2,461
Non-accruing loans at fair value	$115	$103
Total loans at fair value	$2,243	$2,352
Non-accruing loans at cost as a percent of total loans at cost	7.9%	7.5%
Non-accruing loans at fair value as a percent of total loans at fair value	5.1%	4.4%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	62.2%	55.7%
Non-accruing loans at cost remained stable from December 31, 2015 to March 31, 2016 primarily due to $26 million of exits and write-offs, which was fully offset by $18 million of loans placed on non-accrual status due to weaker portfolio company performance, $13 million of fundings on prior period unfunded commitments and $2 million of PIK allowance reversals. In addition, the cost basis of existing non-accrual loans decreased by $7 million.
During the first quarter of 2015, we recapitalized one portfolio company by exchanging our loan for preferred equity securities that had a cost basis and fair value of $59 million.

European Capital Non-Performing Loans
As of March 31, 2016, European Capital loans on non-accrual status for 4 portfolio companies had a cost basis and fair value of $97 million and $22 million, respectively. As of March 31, 2016 and December 31, 2015, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Current	$28	$92
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	97	95
Total loans at cost	$125	$187
Non-accruing loans at fair value	$22	$18
Total loans at fair value	$45	$107
Non-accruing loans at cost as a percent of total loans at cost	77.6%	50.8%
Non-accruing loans at fair value as a percent of total loans at fair value	48.9%	16.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	22.7%	18.9%
Non-accruing loans at cost increased $2 million from December 31, 2015 to March 31, 2016 primarily due to a $2 million increase due to foreign currency translation.
During the first quarter of 2016, European Capital recapitalized one portfolio company by exchanging loans for common and preferred equity securities that had a cost basis and fair value of $39 million and $41 million, respectively.

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
As of March 31, 2016, approximately 18% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 58% were at variable rates with interest rate floors, primarily three-month LIBOR, 6% were at variable rates with no interest rate floors and 18% were on non-accrual status (4% of loans on non-accrual status were at variable rates). Additionally, as of March 31, 2016, approximately 49% of our borrowings bear interest at variable rates with a 0.75% interest rate floor, 12% of our borrowings bear interest at variable rates with no interest rate floors and 39% of our borrowings bear interest at fixed rates. The three-month LIBOR rate was 0.6% as of March 31, 2016.
Based on our March 31, 2016 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily three-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Earnings
Up 400 basis points	$61	$21	$40	$40
Up 300 basis points	$44	$16	$28	$28
Up 200 basis points	$27	$10	$17	$17
Up 100 basis points	$10	$5	$5	$5
Down 100 basis points	$(1)	$(1)	$—	$—
Foreign Currency Risks
We have a number of investments in portfolio companies, primarily the European Capital investment portfolio, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. As of March 31, 2016, the cumulative translation adjustment, net of tax, recorded in our consolidated balance sheets was $93 million, due to the translation of European Capital’s balance sheet as of March 31, 2016.

As of March 31, 2016, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of March 31, 2016. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $25 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of March 31, 2016, the fair value of 88% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program
Our Board of Directors has authorized the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We have entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. The following table provides information for the quarter ended March 31, 2016, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 4, 2016 through January 29, 2016	6.6	$13.91	6.6	N/A
February 1, 2016 through February 29, 2016	6.9	$13.31	6.9	N/A
March 1, 2016 through March 31, 2016	7.7	$14.61	7.7	N/A
First Quarter 2016	21.2	$13.96	21.2	N/A

(1)	All shares were purchased by us pursuant to the share repurchase program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

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

Date: May 6, 2016