Form 10-Q
period 2016-06-30
AMERICAN CAPITAL, LTD
filed 2016-08-03
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of July 28, 2016, was 215,451,818.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $2,073 and $2,368, respectively)	$1,819	$2,097
Affiliate investments (cost of $0 and $35, respectively)	12	77
Control investments (cost of $2,128 and $2,502, respectively)	2,231	2,824
Total investments at fair value (cost of $4,201 and $4,905, respectively)	4,062	4,998
Cash and cash equivalents	881	483
Restricted cash and cash equivalents	33	46
Interest and dividend receivable	37	48
Deferred tax asset, net	235	198
Trade date settlement receivable	3	373
Other	83	94
Total assets	$5,334	$6,240
Liabilities and Shareholders’ Equity
Debt ($5 and $204 due within one year, respectively), net	$784	$1,253
Other	132	165
Total liabilities	916	1,418
Commitments and contingencies (Note 11)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 215.1 and 247.3 issued and 212.7 and 242.6 outstanding, respectively	2	2
Capital in excess of par value	5,398	5,847
Cumulative translation adjustment, net of tax	(98)	(101)
Distributions in excess of net realized earnings	(640)	(879)
Net unrealized depreciation of investments	(244)	(47)
Total shareholders’ equity	4,418	4,822
Total liabilities and shareholders’ equity	$5,334	$6,240
Net Asset Value Per Common Share Outstanding	$20.77	$19.88

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$53	$85	$112	$163
Affiliate investments	1	—	1	—
Control investments	67	66	157	126
Total interest and dividend income	121	151	270	289
Fee income
Non-Control/Non-Affiliate investments	6	3	9	5
Control investments	15	14	25	28
Total fee income	21	17	34	33
Total operating revenue	142	168	304	322
Operating Expenses
Interest	15	20	30	37
Salaries, benefits and stock-based compensation	27	32	61	72
European Capital management fees	2	4	4	8
General and administrative	27	15	44	30
Total operating expenses	71	71	139	147
Net Operating Income Before Income Taxes	71	97	165	175
Tax provision	(25)	(30)	(45)	(58)
Net Operating Income	46	67	120	117
Net realized gain (loss)
Non-Control/Non-Affiliate investments	16	(230)	1	(238)
Affiliate investments	43	—	45	—
Control investments	132	(54)	62	(252)
Foreign currency transactions	(4)	3	(4)	1
Derivative agreements and other	—	46	(17)	(2)
Tax benefit	4	12	16	55
Total net realized gain (loss)	191	(223)	103	(436)
Net unrealized appreciation (depreciation)
Portfolio company investments	(161)	140	(237)	369
Foreign currency translation	(11)	13	(19)	32
Derivative agreements and other	(6)	65	7	71
Tax benefit (provision)	47	—	52	(76)
Total net unrealized (depreciation) appreciation	(131)	218	(197)	396
Total net gain (loss)	60	(5)	(94)	(40)
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$106	$62	$26	$77

Net Operating Income Per Common Share
Basic	$0.21	$0.25	$0.53	$0.43
Diluted	$0.20	$0.24	$0.52	$0.41
Net Earnings Per Common Share
Basic	$0.49	$0.23	$0.12	$0.28
Diluted	$0.47	$0.22	$0.11	$0.27
Weighted Average Shares of Common Stock Outstanding
Basic	216.6	272.4	225.8	271.8
Diluted	226.7	283.4	230.8	283.2
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earnings	$106	$62	$26	$77
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $0, $3, $0 and $(17), respectively	(5)	18	3	(78)
Comprehensive income (loss)	$101	$80	$29	$(1)

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2016	2015
Operations
Net operating income	$120	$117
Net realized gain (loss), net of tax	103	(436)
Net unrealized (depreciation) appreciation, net of tax	(197)	396
Net earnings	26	77
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	17	52
Repurchase of common stock	(477)	(93)
Stock-based compensation	11	20
Cumulative translation adjustment, net of tax	3	(78)
Other	16	6
Net decrease in net assets resulting from capital share transactions	(430)	(93)
Total decrease in net assets	(404)	(16)
Net assets at beginning of period	4,822	5,472
Net assets at end of period	$4,418	$5,456

Net asset value per common share outstanding	$20.77	$20.35
Common shares outstanding at end of period	212.7	268.1

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net earnings	$26	$77
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	249	(472)
Net realized (gain) loss on investments	(87)	491
Effects on exchange rate changes on assets and liabilities denominated in foreign currencies	1	4
Accrued PIK interest and dividends on investments	(57)	(48)
Stock-based compensation	11	15
Decrease (increase) in interest and dividend receivable	11	(5)
(Increase) decrease in deferred tax asset, net	(37)	77
Decrease (increase) in other assets	15	(5)
Decrease in other liabilities	(16)	(17)
Payment of long term incentive plan liability	(12)	(46)
Other	19	1
Net cash provided by operating activities	123	72
Investing Activities
Purchases and originations of investments	(314)	(1,738)
Repayments from portfolio company revolving credit facility investments, net	5	5
Principal repayments on debt investments	294	347
Proceeds from loan syndications and loan sales	603	260
Payment of accrued PIK notes and dividend and accreted original issue discounts	136	29
Proceeds from equity investments	479	183
Increase in cash collateral on total return swaps	—	95
Other	(3)	(1)
Net cash provided by (used in) investing activities	1,200	(820)
Financing Activities
(Payments on) proceeds from revolving credit facilities, net	(472)	465
Payments on secured borrowings	—	(58)
Decrease (increase) in debt service escrows	1	(11)
Proceeds from issuance of common stock upon exercise of stock options	17	52
Repurchase of common stock	(477)	(93)
Other	7	3
Net cash (used in) provided by financing activities	(924)	358
Effect of currency rate changes on cash and cash equivalents	(1)	(12)
Net increase (decrease) in cash and cash equivalents	399	(390)
Cash and cash equivalents at beginning of period	483	676
Cash and cash equivalents at end of period	$881	$274

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2016	2015
Per Share Data
Net asset value at beginning of the period	$19.88	$20.50
Net operating income(1)	0.53	0.43
Net realized gain (loss), net of tax(1)	0.46	(1.61)
Net unrealized (depreciation) appreciation, net of tax(1)	(0.87)	1.46
Net earnings(1)	0.12	0.28
Issuance of common stock from stock compensation plans	(0.06)	(0.35)
Repurchase of common stock	0.82	0.14
Cumulative translation adjustment, net of tax	0.01	(0.29)
Other, net(2)	—	0.07
Net asset value at end of period	$20.77	$20.35
Ratio/Supplemental Data
Per share market value at end of period	$15.83	$13.55
Total investment return (loss)(3)	14.79%	(7.26%)
Shares of common stock outstanding at end of period	212.7	268.1
Net assets at end of period	$4,418	$5,456
Average net assets(4)	$4,573	$5,451
Average debt outstanding(5)	$938	$2,025
Average debt outstanding per common share(1)	$4.15	$7.45
Portfolio turnover rate(6)	13.62%	25.31%
Ratio of operating expenses to average net assets(6)	6.11%	5.44%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.79%	4.07%
Ratio of interest expense to average net assets(6)	1.32%	1.37%
Ratio of net operating income to average net assets(6)	5.28%	4.33%

(1)	Weighted average basic per share data.

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

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding deferred financing costs and discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
AmWINS Group, LLC	Insurance	Second Lien Senior Debt(6)	9.5%	N/A	9/20		$46.0	$45.1	$46.1
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		29.6	29.6	28.7
BluePay Processing, LLC	Consumer Finance	Second Lien Senior Debt(6)	9.5%	N/A	8/22		32.8	32.8	32.8
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						9.0	8.6
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,566,655		0.7	—
								3.2	3.0
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	14.7
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		36.0	35.7	33.8
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt(6)	7.3%	N/A	9/21		29.8	29.5	29.5
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	23.7
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.2	29.0
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(6)	N/A	13.5%	7/21		1.5	1.5	1.1
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	12.0%	N/A	2/19		15.0	15.0	15.3
		Common Stock Warrants(4)(6)			2/25	863,887		0.8	0.9
								15.8	16.2
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)			6/19	3,047,200		—	2.9
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.8
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt(6)	9.0%	N/A	6/17-8/21		37.1	37.1	37.1
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt(6)	5.7%	N/A	7/19		41.1	41.1	40.3
GTCR Valor Companies, Inc.	Software	Second Lien Senior Debt(6)	10.5%	N/A	6/24		100.0	97.3	97.3
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	9.7
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt(6)	6.8%	N/A	12/18		49.6	49.6	49.6
		Second Lien Senior Debt(6)	10.2%	N/A	12/19		10.0	9.9	9.9
								59.5	59.5
Infogix Parent Corporation	IT Services	First Lien Senior Debt(6)	7.8%	N/A	12/21		90.0	88.4	88.2
		Redeemable Preferred Stock(6)				2,475		2.6	2.6
								91.0	90.8
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	18.5
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.2	1.2	1.2
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	35.7
Iron Bow Technologies, LLC	Electronic Equipment, Instruments & Components	Second Lien Senior Debt(6)	10.4%	2.8%	2/21		15.2	15.2	15.2
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	19.3
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	7.0%	N/A	10/20-10/22		70.9	70.9	70.9
		Common Stock(4)(6)				30,000		3.0	3.0
								73.9	73.9
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.8
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	46.0
		Common Stock(4)(6)				5,000		5.0	4.8
								51.0	50.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		17.0	16.9	15.8
Novetta Solutions, LLC	IT Services	First Lien Senior Debt(6)	6.0%	N/A	10/22		12.9	12.8	12.5
		Second Lien Senior Debt(6)	9.5%	N/A	10/23		31.0	30.7	29.1
								43.5	41.6
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.4	19.3	19.3
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		34.0	33.7	33.6
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt(6)	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	9/18		17.5	17.5	15.3
Photonis Technologies S.A.S.(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		28.8	28.5	29.1
Project Silverback Holdings Corp.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		23.9	23.7	23.9
		Convertible Preferred Stock(6)				743		0.9	0.9
		Common Stock(4)				308,224		—	0.4
								24.6	25.2
Qualium I(7)	Capital Markets	Common Stock(4)				249,414		5.3	5.0
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	22.4
Severin Acquisition, LLC	Software	Second Lien Senior Debt(6)	9.8%	N/A	7/22		29.9	29.4	30.2
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	41.0	42.2
		Convertible Preferred Stock(4)(6)				25,000		2.5	4.9
								43.5	47.1
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	10.8%	N/A	10/21		52.8	52.8	51.7
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.1
		Common Stock(6)				5,521,203		5.5	4.3
								5.6	4.4
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(5)(6)	9.3%	N/A	9/20		8.9	8.8	3.9
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	17.8

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt	N/A	13.5%	7/21		8.0	8.0	6.6
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		18.2	16.1
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.0%	11/19		22.5	11.4	—
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		36.8	25.2	7.9
		Mezzanine Debt(5)	—%	8.6%	9/17		79.2	38.8	3.1
								64.0	11.0

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	12.7	11.3
								21.1	19.6
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	31.7	20.4
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	10.7	9.5
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.1	3.4
Babson CLO Ltd. 2006-II(7)		Income Notes(4)(6)			10/20		15.0	2.7	—
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	3.6	2.9
Babson CLO Ltd. 2014-I(7)		Subordinated Notes(6)			7/25		8.5	6.0	4.0
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	19.2	8.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		23.1	17.1	7.8
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		5.0	3.3	2.9
Carlyle Global Market Strategies CLO 2015-3, Ltd.(7)		Subordinated Notes(6)			7/28		28.2	23.8	21.3
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	14.2	26.8
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	35.5	16.8
Cent CLO 24 Limited(7)		Subordinated Notes(6)			10/26		28.0	23.9	18.3
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			12/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.0	0.6
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(7)		Subordinated Notes(6)			8/28		9.5	8.1	7.1
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.1	5.0
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.7
		Subordinated Securities(6)			9/19	15,000		7.0	0.6
								8.5	2.3
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	29.6	21.4
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	0.9	0.4
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	18.5	15.2
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		24.9	25.4	18.7
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.5	1.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	8.1	6.7
Madison Park Funding XIII, Ltd.(7)		Subordinated Notes(6)			1/25		30.9	24.2	19.2
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.4	2.7
Och Ziff Loan Management XIII, Ltd.(7)		Subordinated Notes(6)			7/27		15.0	13.1	12.0
Octagon Investment Partners XVIII, Ltd.(7)		Subordinated Notes(6)			12/24		16.4	12.0	8.3
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	17.7	13.2
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(6)			10/28		33.5	30.4	27.3
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	18.7	10.0
THL Credit Wind River 2014-2 CLO Ltd.(7)		Income Notes			7/26		15.0	9.6	8.2
Vitesse CLO, Ltd.(7)		Preferred Securities(4)(6)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	22.3	16.5
Subtotal Non-Control / Non-Affiliate Investments (45% of total investments at fair value)								$2,073.3	$1,819.3

AMERICAN CAPITAL AFFILIATE INVESTMENTS
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)(6)				7,227		$—	$10.5
Roark - Money Mailer, LLC	Media	Common Membership Units				6.0%		—	1.7
Subtotal Affiliate Investments (less than 1% of total investments at fair value)								$—	$12.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Common Stock(6)				100%		$4.5	$9.4
Alcami Holdings LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		$110.1	109.3	110.1
		Mezzanine Debt(6)	7.0%	6.2%	10/20		145.3	144.3	147.6
		Redeemable Preferred Stock(4)(6)				84,936		61.1	—
								314.7	257.7
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		35.0	35.0	35.0
		Common Membership Interest(6)				100%		586.6	955.2
								621.6	990.2
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(5)(6)	N/A	11.0%	3/21		50.3	45.0	40.7
		Redeemable Preferred Stock(4)(6)				7,121		83.5	—
		Common Stock(4)(6)				289,215		18.2	—
								146.7	40.7
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		40.0	39.7	39.7
		Common Membership Units(4)(6)				100,000		60.6	25.2
								100.3	64.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.0%	2.0%	1/16		13.0	12.9	11.9
		Mezzanine Debt(5)(6)	12.5%	3.0%	1/16		26.4	14.4	12.8
								27.3	24.7
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	8/16		0.5	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		5.0	5.0	5.0
		Convertible Preferred Stock(6)				4,000		6.8	7.1
		Common Stock(4)(6)				100%		12.6	1.6
								24.4	13.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.5	15.5	15.5
		Common Stock(4)(6)				51,853		9.2	18.9
								24.7	34.4
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	12/16		117.9	74.0	36.1
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	7.2%	12/16		63.3	63.3	63.3
		Membership Units(4)				2		24.0	23.1
								87.3	86.4
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.8	17.7
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	3.8
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	11/17		15.3	11.7	8.4
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/17		8.4	2.7	—
		Common Stock(4)(6)				860,189		0.1	—
								14.5	8.4
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.7%	11.3%	12/17		80.1	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	12/18		16.9	15.6	16.7
		Common Stock(4)(6)				458,596		23.6	26.3
		Common Stock Warrants(4)(6)			12/23	56,372		2.9	—
								42.1	43.0
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(5)(6)	N/A	12.0%	9/16		14.9	5.7	2.4
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.0%	N/A	6/22		16.6	16.6	16.6
		Convertible Preferred Stock(4)(6)				66,424,135		8.7	1.4
		Common Stock(4)				167,387		0.1	—
								25.4	18.0
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		19.6	19.5	19.6
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	N/A	16.1%	12/19		78.4	78.3	78.4
		Common Stock(4)(6)				810		9.0	11.6
								119.5	122.3
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Mezzanine Debt(6)	10.0%	2.5%	6/18		43.3	16.9	43.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.2	39.5	41.2
		Common Stock(4)				2,697,010		86.0	115.2
								125.5	156.4
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	1.0%	6/19		2.4	2.4	2.3
		Mezzanine Debt(5)	N/A	3.2%	6/19		13.7	7.1	8.2
								9.5	10.5
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,028,135	26.4	71.9	43.0
		Common Stock(4)				745,352		1.0	—
								72.9	43.0
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		97.7	102.2
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		11.5	11.4
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	Redeemable Preferred Stock				31,303,601		32.3	34.7
		Common Stock(4)				4,987,267		23.2	6.8
								55.5	41.5
HCV1 S.A.S(7)	Machinery	First Lien Senior Debt	6.0%	7.8%	2/20		3.6	3.6	3.4
		Common Stock(4)				14,569,412		25.6	—
								29.2	3.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.4	4.4	—
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	1.3%	12/17-9/18		6.8	6.8	6.8
		Mezzanine Debt(5)	5.0%	5.0%	9/21		16.0	13.0	13.0
		Redeemable Preferred Stock(4)					1.2	1.2	—
								21.0	19.8

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		1.8	0.4
Subtotal Control Investments (55% of total investments at fair value)								$2,127.5	$2,230.6
Total Investment Assets								$4,200.8	$4,062.1

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund(6)	$76.2	$76.2
BlackRock Cash Funds Prime Institutional Shares(6)	74.6	74.6
BlackRock Liquidity Funds TempFund Institutional Shares(6)	74.1	74.1
BlackRock Liquidity TempFund(6)	74.1	74.1
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL(6)	74.1	74.1
Wells Fargo Heritage Money Market Fund(6)	74.1	74.1
Total Money Market Funds	$447.2	$447.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily the three-month London Interbank Offered Rate (“LIBOR”), with interest rate floors. Payment-in-kind interest (“PIK”) represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate. The expiration date represents the date the warrants expire.

(3)	Included in cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets.

(4)	Some or all of the securities are non-income producing.

(5)	Loan is on non-accrual status and therefore considered non-income producing.

(6)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(7)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2016, non-qualifying assets were approximately $1.0 billion, or 23% of net assets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$6.1	$6.1	$6.1
AmWINS Group, LLC	Insurance	Second Lien Senior Debt(6)	9.5%	N/A	9/20		46.0	45.0	45.7
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		44.0	42.0	44.8
		Common Stock(4)				1,224,089		2.2	12.9
								44.2	57.7
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		31.9	31.9	31.9
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						9.0	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,566,655		0.7	—
								3.2	3.0
Buena Vida CRP 17, LP	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	10/18		3.8	3.8	3.8
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	14.6
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		36.0	35.7	35.5
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.9
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt(6)	7.3%	N/A	9/21		29.9	29.6	29.6
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	23.7
Crossroads Equity Holdings LLC	Real Estate	First Lien Senior Debt(6)	5.7%	N/A	6/18		3.2	3.2	3.2
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.8
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(6)	N/A	13.5%	7/21		1.4	1.4	0.9
Denver II Hospitality, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	7/18		12.0	12.0	12.0
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	13.0%	N/A	2/19		15.0	15.0	15.0
		Common Stock Warrants(4)(6)			2/25	863,887		0.8	0.8
								15.8	15.8
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	1/18		8.6	8.6	8.6
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)			6/19	3,047,200		—	2.8
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.7
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt(6)	9.5%	N/A	6/17-8/21		26.0	26.0	26.0
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt(6)	5.4%	N/A	7/19		40.4	40.4	39.6
HHG Stone Oak Hotel, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		10.4	10.4	10.4
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	9.4
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt(6)	6.8%	N/A	12/18		49.9	49.9	49.9
		Second Lien Senior Debt(6)	10.2%	N/A	12/19		10.0	9.9	9.9
								59.8	59.8
Infogix Parent Corporation	IT Services	First Lien Senior Debt(6)	7.8%	N/A	12/21		155.0	151.6	151.6
		Redeemable Preferred Stock(6)				2,475		2.5	2.5
								154.1	154.1
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	18.9
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.5	1.5	1.5
iParadigms, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	38.7
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	22.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	7.0%	N/A	10/20-10/22		71.3	71.3	71.3
		Common Stock(4)(6)				30,000		3.0	3.0
								74.3	74.3
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.3
Lenox Park C-F Owner, LLC	Real Estate	First Lien Senior Debt(6)	5.0%	N/A	4/18		17.0	17.0	17.0
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	42.9
		Common Stock(4)(6)				5,000		5.0	4.1
								51.0	47.0
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		17.0	16.9	16.3
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	12/17		7.0	7.0	7.0
Novetta Solutions, LLC	IT Services	First Lien Senior Debt(6)	6.0%	N/A	10/22		13.0	12.9	12.7
		Second Lien Senior Debt(6)	9.5%	N/A	10/23		31.0	30.7	30.8
								43.6	43.5
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.6	19.5	19.5
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		34.0	33.7	33.9
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt(6)	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		16.9	16.9	16.9
Photonis Technologies S.A.S.(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		29.8	29.5	28.6
Project Silverback Holdings Corp.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		24.7	24.5	24.8
		Convertible Preferred Stock(6)				743		0.8	0.8
		Common Stock(4)				308,224		—	0.4
								25.3	26.0
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.2	4.8
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	24.8
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		20.6	20.7	20.7
Severin Acquisition, LLC	Software	Second Lien Senior Debt(6)	9.4%	N/A	7/22		25.5	25.1	25.1
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	41.0	41.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	3.3
								43.5	45.2
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		35.0	34.9	34.4
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.1
		Common Stock(4)(6)				5,521,203		5.5	3.8
								5.6	3.9
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		8.9	8.8	5.0
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	17.9
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.0%	6.2%	8/18		102.8	102.5	98.5

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt	N/A	13.5%	7/21		7.4	7.4	5.4
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		17.3	14.0
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.3%	11/19		21.7	11.3	—
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt	0.8%	N/A	10/17-12/17		2.3	2.1	2.0
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		35.5	24.8	—
		Mezzanine Debt(5)	—%	8.3%	9/17		76.1	38.9	—
								63.7	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
SENIOR FLOATING RATE LOANS
Advantage Sales & Marketing Inc.	Professional Services	Second Lien Senior Debt(6)	7.5%	N/A	7/22		0.8	0.7	0.7
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		2.0	1.9	1.9
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		5.0	5.0	4.2
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	5.3%	N/A	12/21		0.5	0.5	0.5
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	11/20		1.9	1.9	1.8
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		5.0	5.0	4.3
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		6.3	6.4	6.1
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	5/21		3.0	3.0	2.8
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.2	9.2	8.7
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		9.3	9.3	7.7
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		12.6	12.6	12.3
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	1.9
Wesco Aircraft Hardware Corp.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.3%	N/A	2/21		4.7	4.7	4.5

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	3.8
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		8.8	3.6	0.8
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		45.4	15.9	9.3
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		5.9	2.2	1.8
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	8/17		4.9	—	1.8
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.5	10.5	7.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17		5.2	5.2	5.1

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	10.8	12.6
								19.2	20.9
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	33.3	21.2
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	11.8	9.7
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.0	5.2
Babson CLO Ltd. 2006-II(7)		Income Notes(4)(6)			10/20		15.0	2.9	—
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	3.9	2.9
Babson CLO Ltd. 2014-I(7)		Subordinated Notes(6)			7/25		8.5	6.4	4.0
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	20.7	10.7
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.6	17.8	6.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		5.0	3.5	3.1
Carlyle Global Market Strategies CLO 2015-3, Ltd.(7)		Subordinated Notes(6)			7/28		28.2	25.4	22.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	12.7	29.0
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	38.1	19.6
Cent CLO 24 Limited(7)		Subordinated Notes(6)			10/26		28.0	25.9	22.7
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.1	0.4
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(7)		Subordinated Notes(6)			8/28		9.5	8.2	7.0
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.3	5.6
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.7
		Subordinated Securities(6)			9/19	15,000		7.3	1.1
								8.8	2.8
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	31.7	22.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.0	0.5
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	20.3	18.0
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		24.0	25.9	19.9
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.6	1.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	8.6	7.1
Madison Park Funding XIII, Ltd.(7)		Subordinated Notes(6)			1/25		30.9	25.5	19.8
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	7.8	0.1
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.4	2.4
Och Ziff Loan Management XIII, Ltd.(7)		Subordinated Notes(6)			7/27		15.0	14.2	12.3
Octagon Investment Partners XVIII, Ltd.(7)		Subordinated Notes(6)			12/24		16.4	12.9	9.4
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	18.8	14.7
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(6)			10/28		33.5	29.7	27.9
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	16.7	11.6
THL Credit Wind River 2014-2 CLO Ltd.(7)		Income Notes			7/26		15.0	10.1	7.4
Vitesse CLO, Ltd.(7)		Preferred Securities(4)(6)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	23.2	17.0
Subtotal Non-Control / Non-Affiliate Investments (42% of total investments at fair value)								$2,367.6	$2,096.7

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				2,000,000		$5.2	$13.7
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.2%	N/A	12/17		$4.0	3.8	3.4
		Convertible Preferred Stock(4)(6)				28,317,268		9.0	21.0
		Redeemable Preferred Stock(4)(6)				25,751,312		7.3	24.0
								20.1	48.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				7,227		—	6.5
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				6.0%		0.7	1.7

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	2.9%	N/A	6/16-6/18		2.3	2.0	2.0
		Mezzanine Debt(5)	N/A	3.2%	12/18		8.0	6.9	4.9
								8.9	6.9
Subtotal Affiliate Investments (2% of total investments at fair value)								$34.9	$77.2

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$6.5	$3.9	$4.5
		Common Stock(6)				100%		6.2	24.5
								10.1	29.0
ACEI Singapore Holdings Private LTD(7)	Electric Utilities	Common Stock(4)(6)				7,055,706		7.1	7.1
Alcami Holdings LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		97.9	97.1	97.9
		Mezzanine Debt(6)	7.2%	6.0%	10/20		141.0	139.9	141.0
		Redeemable Preferred Stock(4)(6)				84,936		61.0	10.0
								298.0	248.9
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		35.0	35.0	35.0
		Common Membership Interest(6)				100%		499.1	1,030.0
								534.1	1,065.0
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	N/A	11.0%	3/21		47.7	47.7	47.7
		Redeemable Preferred Stock(4)(6)				7,121		83.5	20.2
		Common Stock(4)(6)				289,215		18.2	—
		Common Stock Warrants(4)(6)			3/16	233,603		9.8	—
								159.2	67.9
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(5)(6)	N/A	14.0%	12/18		22.7	19.5	—
		Membership Units(4)(6)				106,911		30.3	—
								49.8	—
BMR Energy LLC(7)	Independent Power & Renewable Electricity Producers	Preferred Units(6)				32,481		34.5	34.5
		Common Units(4)(6)				85		—	17.5
								34.5	52.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		8.9	8.9	8.9
		Mezzanine Debt(5)(6)	13.0%	3.5%	7/16		18.7	12.6	11.1
		Redeemable Preferred Stock(4)(6)				1,550		1.6	—
		Common Stock(4)(6)				1,000		14.9	—
								38.0	20.0
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)				11,728		34.6	39.7
		Redeemable Preferred Stock(4)(6)				30,162		12.4	—
		Common Stock(4)(6)				16,087		1.1	—
		Common Stock Warrants(4)(6)			6/16-9/16	1,026,321		5.5	—
								53.6	39.7
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		41.9	41.6	43.7
		Common Membership Units(4)(6)				100,000		60.6	37.2
								102.2	80.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.7%	1/16		38.8	38.8	31.1
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	1/16		0.4	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		5.6	5.6	5.6
		Convertible Preferred Stock(4)(6)				4,000		4.0	5.1
		Common Stock(4)(6)				100%		12.5	—
								22.1	10.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.6	15.6	15.6
		Common Stock(4)(6)				51,853		9.3	11.7
								24.9	27.3
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	6/16		96.0	61.2	23.3
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	6.6%	3/16		34.9	34.9	34.9
		Membership Units(4)				2		24.0	23.1
								58.9	58.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				34,000,000		34.0	33.2
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.9	18.8
		Common Stock(4)(6)				1,000		—	0.4
		Common Stock Warrants(4)(6)			9/17	675		—	0.3
								10.9	19.5
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.4
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.2	24.2	24.2
		Redeemable Preferred Stock(6)				2,485		2.7	2.8
		Convertible Preferred Stock(6)				88,084		50.1	63.2
		Common Stock(4)(6)				110,720		—	5.7
								77.0	95.9
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	11/16		19.1	16.2	14.0
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/16		7.7	3.1	—
		Common Stock(4)(6)				860,189		0.1	—
								19.4	14.0
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.8%	11.2%	12/17		75.4	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	1/18		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	1/18		11.6	11.6	11.6
		Mezzanine Debt(5)(6)	N/A	19.0%	1/18		30.3	20.2	20.5
		Common Stock(4)(6)				631,049		4.2	—
								37.4	33.5
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	12/18		16.9	15.4	16.6
		Common Stock(4)(6)				458,596		23.6	13.9
		Common Stock Warrants(4)(6)			12/23	56,372		2.9	1.7
								41.9	32.2
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(5)(6)	N/A	12.0%	4/16		20.3	12.3	3.9
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.0%	N/A	6/22		16.6	16.6	16.6
		Convertible Preferred Stock(6)				66,424,135		8.7	11.2
		Common Stock				167,387		0.1	—
								25.4	27.8
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	158.5
		Common Stock(4)(6)				150		0.2	1.6
								15.0	160.1
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		21.7	21.7	21.7
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.6%	7.5%	12/19		72.3	72.2	72.3
		Common Stock(4)(6)				810		9.0	15.3
								115.6	122.0
Taiba Wind Energy, LLC(7)	Independent Power & Renewable Electricity Producers	Membership Units(4)(6)				100%		1.3	1.3
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	1/16		11.2	3.1	0.9
		Redeemable Preferred Membership Units(4)(6)				6,512,000		3.0	—
		Common Membership Units(4)(6)				47,000		1.9	—
								8.0	0.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)				1,206,598		115.3	84.5
		Common Stock(4)(6)				301,650		16.0	—
								131.3	84.5

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.3	40.0	41.8
		Common Stock(4)				2,697,010		95.5	123.7
								135.5	165.5
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,179,330	23.5	74.2	47.3
		Common Stock(4)				757,743		1.1	—
								75.3	47.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		80.5	84.9
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		12.5	12.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		3.8	3.1	3.8
		Mezzanine Debt	N/A	4.0%	12/21		73.5	62.0	64.1
		Convertible Preferred Stock(4)				15,500,000		9.4	—
		Redeemable Preferred Stock(4)					5.3	7.3	—
								81.8	67.9
HCV1 S.A.S(7)	Machinery	First Lien Senior Debt	6.0%	7.7%	2/20		3.4	3.4	3.4
		Common Stock(4)				14,569,412		25.2	—
								28.6	3.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.4	4.4	—
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	1.3%	12/17-9/18		7.5	7.5	7.5
		Mezzanine Debt(5)	5.0%	5.0%	9/21		16.9	13.4	13.4
								20.9	20.9

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		1.9	0.5
Subtotal Control Investments (56% of total investments at fair value)								$2,502.4	$2,823.7
Total Investment Assets								$4,904.9	$4,997.6

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(2.3)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(2.1)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(0.4)
Total Derivative Agreements						$—	$(4.8)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund	$22.0	$22.0
BlackRock Liquidity Funds TempFund Institutional Shares(6)	15.0	15.0
BofA Funds Series Trust - BofA Money Market Reserves(6)	15.0	15.0
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL(6)	15.0	15.0
Wells Fargo Heritage Money Market Fund(6)	15.0	15.0
Deutsche Global Liquidity Managed Sterling Fund	5.6	5.6
Total Money Market Funds	$87.6	$87.6

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(2)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities in effect on the date presented, which are presented by the nature of indebtedness by a single issuer. Some loans and debt securities bear interest at variable rates, primarily the three-month LIBOR, with interest rate floors. PIK represents contractually deferred interest that is typically compounded into the principal balance of the loan or debt security, if not paid on a current basis. PIK interest may be prepaid by the portfolio company’s election, but generally is paid upon a change of control transaction or maturity. The maturity date represents the latest date in which the loan or debt security is scheduled to terminate. The expiration date represents the date the warrants expire.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements
Interim consolidated financial statements of American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).
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
We currently consolidate ACAS Funding I, LLC and ACAS Funding II, LLC, which are wholly-owned special purpose financing vehicles that were formed for the purpose of purchasing Senior Floating Rate Loans under a $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility, respectively. As of June 30, 2016, ACAS Funding I, LLC and ACAS Funding II, LLC did not have any other operations or activities. As of December 31, 2015, we also consolidated American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. As of December 31, 2015, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.
Our consolidated financial statements also include the accounts of European Capital Limited (“European Capital”), which is a wholly-owned investment company that, effective October 1, 2014, acts as an extension of our investment operations and facilitates the execution of our investment strategy. In addition, our consolidated financial statements include the accounts of AC

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Corporate Holdings, Inc. (“ACCH”) and ACE Acquisition Holdings, LLC (“ACE Acquisition”), which are wholly-owned entities that have purchased certain investment securities on behalf of American Capital. As of June 30, 2016, European Capital, ACCH and ACE Acquisition did not have any other operations or activities and were considered to be investment companies under ASC 946, as amended by ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
Note 2. Organization
We are a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we have invested primarily in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and have provided capital directly to early stage and mature private and small public companies (“Sponsor Finance and Other Investments”). We also have invested in structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities. Our primary business objectives have been to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We elected to early adopt ASU 2016-09 effective January 1, 2016. The provisions of ASU 2019-06 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. As a result of the early adoption on January 1, 2016, we recognized a deferred tax asset associated with excess tax benefits and a corresponding cumulative effect adjustment to our shareholders’ equity of $16 million on our consolidated balance sheets.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on the recognition of interest income on our investments in Structured Products.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

 The principal market in which we would sell our Senior Floating Rate Loans and certain of our non-controlled Sponsor Finance debt investments is an active over-the-counter secondary market. For our other debt and equity investments, there is no active market and we are generally repaid our debt investment or sell our equity investment upon a change of control transaction such as through the mergers and acquisitions (“M&A”) market. Accordingly, the market in which we would sell certain of our non-controlled debt and all of our equity investments is the M&A market. However, under ASC 820, we have identified the M&A market as the principal market for our investments in these portfolio companies only if we have the ability to control the decision to sell the portfolio company as of the measurement date. We determine whether we have the ability to control the decision to sell a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date and rights within the shareholders agreement. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, the principal market under ASC 820 is a hypothetical secondary market.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Partnership Interests
For an investment in a partnership, we measure the fair value of our investment based on the NAV per share of the partnership or its equivalent as a practical expedient to measure an alternative investment at fair value consistent with the measurement principles of ASC 820, as amended by ASU No. 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). We make this election on an investment-by-investment basis and apply consistently to our entire position in the investment, unless it is probable at the measurement date that we will sell all or a portion of our investment at an amount other than NAV per share.
For the three months ended June 30, 2016, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the year ended December 31, 2015. The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$—	$746	$746
Second Lien Senior Debt	—	375	637	1,012
Mezzanine Debt	—	—	418	418
Preferred Equity	—	—	173	173
Common Equity	—	—	1,227	1,227
Structured Products	—	—	359	359
Investments measured at NAV(1)	—	—	—	127
Investments at Fair Value	—	375	3,560	4,062
Other Assets	—	—	41	41
Long Term Incentive Plan Liability	—	—	(32)	(32)
Other Assets and Liabilities at Fair Value	—	—	9	9
Total	$—	$375	$3,569	$4,071

	December 31, 2015
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$57	$863	$920
Second Lien Senior Debt	—	445	490	935
Mezzanine Debt	—	—	604	604
Preferred Equity	—	—	606	606
Common Equity	—	—	1,405	1,405
Structured Products	—	—	418	418
Investments measured at NAV(1)	—	—	—	110
Investments at Fair Value	—	502	4,386	4,998
Other Assets	—	—	31	31
Derivative Agreements	—	(5)	—	(5)
Long Term Incentive Plan Liability	—	—	(34)	(34)
Other Assets and Liabilities at Fair Value	—	(5)	(3)	(8)
Total	$—	$497	$4,383	$4,990
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2016 and 2015:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Total
Balances, April 1, 2016	$1,332	$513	$649	$1,325	$349	$21	$(27)	$4,162
Net realized gain (loss)(1)	14	(12)	200	(17)	3	—	—	188
Reversal of prior period net (appreciation) depreciation upon realization(2)	(16)	7	(185)	13	—	(2)	—	(183)
Net unrealized appreciation (depreciation)(2)(3)	15	32	(26)	(30)	20	—	(6)	5
Purchases(4)	130	21	7	5	—	24	—	187
Sales(5)	(26)	—	(469)	(51)	—	—	—	(546)
Settlements, net(6)	(66)	(142)	—	(16)	(13)	(2)	—	(239)
Effects of exchange rate changes	—	(1)	(3)	(2)	—	—	1	(5)
Balances, June 30, 2016	$1,383	$418	$173	$1,227	$359	$41	$(32)	$3,569

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreements	Total
Balances, April 1, 2015	$1,061	$652	$658	$1,502	$641	$42	$(30)	$(111)	$4,415
Net realized (loss) gain(1)	(6)	(31)	(191)	(56)	1	—	—	45	(238)
Reversal of prior period net depreciation (appreciation) upon realization(2)	10	31	82	57	(1)	—	—	65	244
Net unrealized (depreciation) appreciation(2)(3)	(11)	(8)	13	(7)	(10)	1	1	—	(21)
Purchases(4)	151	7	106	57	194	—	—	—	515
Sales(5)	(147)	(27)	(27)	(53)	—	—	—	—	(254)
Settlements, net(6)	(31)	(1)	—	—	(99)	(11)	—	1	(141)
Effects of exchange rate changes	5	2	3	3	—	—	—	—	13
Transfers into Level 3(7)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3(7)	(3)	—	—	—	—	—	—	—	(3)
Balances, June 30, 2015	$1,029	$625	$644	$1,503	$726	$32	$(29)	$—	$4,530

(1)
Included in net realized gain (loss) in our consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital other assets and liabilities that are denominated in a foreign currency and any tax benefit. Also, excludes realized loss from other assets and liabilities not measured at fair value.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2016 and 2015:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Total
Balances, January 1, 2016	$1,353	$604	$606	$1,405	$418	$31	$(34)	$4,383
Net realized gain (loss)(1)	13	(34)	197	(57)	(4)	(3)	(12)	100
Reversal of prior period net (appreciation) depreciation upon realization(2)	(17)	26	(164)	38	26	—	12	(79)
Net unrealized appreciation (depreciation)(2)(3)	10	33	(14)	(179)	(10)	1	(10)	(169)
Purchases(4)	239	25	36	31	—	24	—	355
Sales(5)	(134)	(25)	(469)	(56)	(43)	—	—	(727)
Settlements, net(6)	(82)	(213)	(20)	43	(28)	(12)	12	(300)
Effects of exchange rate changes	1	2	1	2	—	—	—	6
Balances, June 30, 2016	$1,383	$418	$173	$1,227	$359	$41	$(32)	$3,569

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreements	Total
Balances, January 1, 2015	$1,217	$472	$462	$1,546	$583	$51	$(82)	$(74)	$4,175
Net realized (loss) gain(1)	(30)	(58)	(335)	(59)	(7)	—	(46)	45	(490)
Reversal of prior period net depreciation upon realization(2)	34	58	227	62	7	—	46	65	499
Net unrealized (depreciation) appreciation(2)(3)	(25)	(16)	87	(47)	(15)	(2)	(2)	(37)	(57)
Purchases(4)	248	77	204	73	269	—	—	—	871
Sales(5)	(157)	(27)	(56)	(65)	(2)	—	—	—	(307)
Settlements, net(6)	(232)	127	59	3	(106)	(17)	46	1	(119)
Effects of exchange rate changes	(24)	(8)	(4)	(10)	(3)	—	9	—	(40)
Transfers into Level 3(7)	3	—	—	—	—	—	—	—	3
Transfers out of Level 3(7)	(5)	—	—	—	—	—	—	—	(5)
Balances, June 30, 2015	$1,029	$625	$644	$1,503	$726	$32	$(29)	$—	$4,530

(1)
Included in net realized gain (loss) in our consolidated statements of operations. Excludes gain (loss) on realized foreign currency transactions on American Capital other assets and liabilities that are denominated in a foreign currency and any tax benefit. Also, excludes realized loss from other assets and liabilities not measured at fair value.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2016:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$446	Enterprise discounted cash flow	Discount rate	10%	38%	21%
			Terminal value growth rate	2%	10%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	(25)%	(43)%
			Control premium	—%	16%	8%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	5%	(34)%
Mezzanine Debt	$386	Enterprise discounted cash flow	Discount rate	10%	24%	15%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60)%	(25)%	(45)%
			Control premium	8%	16%	11%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	5%	(27)%
Preferred Equity	$170	Enterprise discounted cash flow	Discount rate	7%	24%	15%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60)%	30%	(33)%
			Control premium	8%	17%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	—%	(25)%
Common Equity	$1,227	Enterprise discounted cash flow	Discount rate	7%	38%	14%
			Terminal value growth rate	3%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(60)%	(5)%	(29)%
			Control premium	—%	17%	14%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(50)%	5%	—%
Long Term Incentive Plan Liability	$(32)	Discounted cash flow	Discount rate	10%	10%	10%
			Premium or (discount) due to lack of control and marketability	(20)%	(5)%	(13)%

Market Yield Valuation Methodology
Senior Debt	$933	Discounted cash flow	Market yield	6%	15%	9%
			Estimated remaining life	0 yrs	4 yrs	4 yrs
Mezzanine Debt	$32	Discounted cash flow	Market yield	20%	20%	20%
			Estimated remaining life	3 yrs	4 yrs	4 yrs
Preferred Equity	$3	Discounted cash flow	Market yield	10%	10%	10%
			Estimated remaining life	4 yrs	4 yrs	4 yrs
Structured Products	$359	Discounted cash flow	Discount rate	7%	47%	20%
			Constant prepayment rate	25%	30%	26%
			Constant default rate	1%	7%	3%

Third-Party Vendor Pricing Service
Senior Debt	$4	Third-party vendor pricing	Bid/Ask	40	47	44

Total	$3,528

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cost
First Lien Senior Debt	19.2%	20.1%
Second Lien Senior Debt	25.1%	19.9%
Mezzanine Debt	10.5%	14.0%
Preferred Equity	8.2%	12.4%
Common Equity	24.6%	21.4%
Structured Products	12.4%	12.2%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	18.4%	18.4%
Second Lien Senior Debt	24.9%	18.7%
Mezzanine Debt	10.3%	12.1%
Preferred Equity	4.3%	12.1%
Common Equity	33.3%	30.3%
Structured Products	8.8%	8.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of June 30, 2016 and December 31, 2015. Our investments in CLO securities and derivative agreements are excluded from the table below. Our investments in commercial mortgages and commercial mortgage backed securities are classified in the Real Estate category.

	June 30, 2016	December 31, 2015
Cost
Capital Markets	17.3%	12.6%
Commercial Services and Supplies	9.4%	12.1%
Life Sciences Tools and Services	8.6%	9.2%
IT Services	7.6%	9.9%
Software	7.3%	4.2%
Household Durables	4.6%	4.1%
Diversified Consumer Services	4.5%	4.5%
Diversified Financial Services	3.7%	3.0%
Professional Services	3.3%	2.7%
Oil, Gas and Consumable Fuels	2.7%	2.3%
Trading Companies and Distributors	2.7%	2.3%
Hotels, Restaurants and Leisure	2.4%	1.4%
Internet Software and Services	2.3%	2.1%
Containers and Packaging	2.3%	1.9%
Health Care Equipment and Supplies	2.0%	2.9%
Aerospace and Defense	2.0%	1.8%
Marine	1.7%	1.5%
Real Estate	1.6%	3.8%
Distributors	0.8%	1.7%
Health Care Providers and Services	—%	2.0%
Independent Power and Renewable Electricity Producers	—%	1.6%
Other	13.2%	12.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	June 30, 2016	December 31, 2015
Fair Value
Capital Markets	27.1%	23.4%
Commercial Services and Supplies	8.7%	9.3%
IT Services	7.5%	9.1%
Software	7.2%	4.1%
Life Sciences Tools and Services	7.0%	7.5%
Household Durables	5.4%	4.3%
Diversified Financial Services	3.9%	2.9%
Professional Services	3.3%	2.7%
Trading Companies and Distributors	2.6%	2.2%
Hotels, Restaurants and Leisure	2.3%	1.3%
Containers and Packaging	2.2%	1.8%
Internet Software and Services	2.1%	1.8%
Diversified Consumer Services	1.9%	5.6%
Aerospace and Defense	1.8%	1.6%
Oil, Gas and Consumable Fuels	1.8%	1.8%
Real Estate	1.3%	3.3%
Health Care Equipment and Supplies	1.0%	1.5%
Distributors	0.8%	1.9%
Health Care Providers and Services	—%	2.2%
Independent Power and Renewable Electricity Producers	—%	1.9%
Other	12.1%	9.8%
Total	100.0%	100.0%

Note 5. Borrowings
Our borrowings, net of deferred financing costs, consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Secured revolving credit facility due August 2016, $250 million commitment	$—	$167
Secured revolving credit facility due March 2017, $100 million commitment	—	272
Secured revolving credit facility due October 2016, $500 million commitment	—	33
Secured term loan due August 2017, net of discount	438	437
Unsecured Private Notes due September 2018, net of discount	346	344
Total	$784	$1,253
As discussed in Note 1, effective January 1, 2016, debt issuance costs associated with our borrowings, other than our revolving credit facilities, were reclassified as a direct deduction from the carrying amount of the related borrowing.
The daily weighted average debt balance, excluding deferred financing costs and discounts, for the three and six months ended June 30, 2016 was $864 million and $938 million, respectively, compared to $2,197 million and $2,025 million, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, including amortization and write-off of deferred financing costs and discounts, for the three and six months ended June 30, 2016 was 7.3% and 6.5%, respectively, compared to 3.7% and 3.6%, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs and discounts, for the three and six months ended June 30, 2016 was 4.9% and 4.7%, respectively, compared to 3.1% and 3.1%, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, excluding deferred financing costs and discounts, as of June 30, 2016 and December 31, 2015 was 4.8% and 4.0%, respectively.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

As of June 30, 2016 and December 31, 2015, the aggregate fair value of our borrowings, excluding deferred financing costs and discounts, was $797 million and $1,273 million, respectively. The fair values of our borrowings are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of June 30, 2016 and December 31, 2015. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our borrowings is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
Unsecured Private Notes
On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as Trustee (“Trustee”), relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes have a fixed interest rate of 6.50% and mature in September 2018. Interest payments are due semi-annually on March 15 and September 15 and all principal is due on maturity. The Private Notes are rated B3, BB and BB- by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. The indenture contains restrictive covenants that, among other things, limit our ability to: (i) pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; (ii) incur additional debt and issue certain disqualified stock and preferred stock; (iii) incur certain liens; (iv) merge or consolidate with another company or sell substantially all of our assets; (v) enter into certain transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. The indenture also contains certain customary events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, a cross payment or acceleration default on an aggregate $50 million or more of other indebtedness, covenant defaults, bankruptcy events and failure to pay judgments. As of June 30, 2016, we were in compliance with all of the covenants under the Private Notes.
On July 1, 2016, we provided notice to the Trustee of our election to redeem all of the Private Notes. The Private Notes will be redeemed on September 15, 2016 (the “Redemption Date”) at a redemption price (the “Redemption Price”) of 101.625% of the principal amount thereof, plus accrued and unpaid interest on the Private Notes to, but excluding, the Redemption Date. On July 1, 2016, we irrevocably deposited the aggregate Redemption Price plus accrued and unpaid interest required to redeem all of the Private Notes with the Trustee, and have irrevocably instructed the Trustee to apply such amount to the redemption in full of the Private Notes on the Redemption Date. We will record a loss on debt extinguishment of $10 million as a result of writing off the deferred debt issuance costs and discount in conjunction with repaying the outstanding amounts under the Private Notes at the Redemption Price.
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
As of June 30, 2016, the interest rate on our Secured Term Loan Facility was 3.50%. The Secured Term Loan Facility contains various events of default, including but not limited to those relating to the failure to make principal or interest payments on such debt, an event of default under the $250 Million Revolving Credit Facility, a cross default on an aggregate $50 million or

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

more of certain other indebtedness, the breach of representations or covenants, bankruptcy events, the failure to conduct our asset management business through ACAM, a change in control and the failure to pay judgments. As of June 30, 2016, we were in compliance with all of the covenants under the Secured Term Loan Facility.
On July 1, 2016, we terminated the Secured Term Loan Facility. The outstanding balance under the Secured Term Loan Facility was repaid in full in connection with the termination. We did not incur any early termination fees or penalties as a result of the termination of the Secured Term Loan Facility, which was effective on July 1, 2016. We will record a loss on debt extinguishment of $3 million as a result of writing off the deferred debt issuance costs and discount.
$250 Million Revolving Credit Facility
On August 22, 2012, we obtained a four-year $250 million secured revolving credit facility (the “$250 Million Revolving Credit Facility”), which bore interest at a rate per annum equal to LIBOR plus 3.75%.
On August 22, 2015, the commitments under the $250 Million Revolving Credit Facility terminated. As a result, the outstanding balance under the $250 Million Revolving Credit Facility was repayable ratably over the final 12 months until the maturity date on August 22, 2016. On June 22, 2016, the $250 Million Revolving Credit Facility was repaid in full and terminated.
$1.25 Billion Revolving Credit Facility
On June 27, 2014, ACAS Funding I, LLC, a wholly-owned financing subsidiary, obtained a $750 million secured revolving credit facility with Bank of America, N.A. On March 6, 2015, the commitments under the existing $750 million secured revolving credit facility were increased by $500 million to $1.25 billion (the “$1.25 Billion Revolving Credit Facility”). In addition to the commitment increase, the maturity date of the facility was extended to March 6, 2017. On December 11, 2015, we amended certain covenants to permit ACAS Funding I, LLC to distribute back to us the remaining proceeds from its senior floating rate loan portfolio sales while settling any associated liabilities. In addition, commencing on December 27, 2015, the commitments under the facility were reduced to the greater of total debt outstanding or $100 million. On June 9, 2016, the $1.25 Billion Revolving Credit Facility was terminated. We recorded interest expense of $4 million as a result of writing off the deferred debt issuance costs.
$500 Million Revolving Credit Facility
On October 30, 2014, ACAS Funding II, LLC, a wholly-owned financing subsidiary, obtained a $500 million secured revolving credit facility (the “$500 Million Revolving Credit Facility”), with Deutsche Bank AG. The $500 Million Revolving Credit Facility was scheduled to mature in October 2016 and had an interest rate per annum equal to LIBOR plus 1.60%. On December 14, 2015, we amended certain covenants in the facility to permit ACAS Funding II, LLC to distribute back to us the remaining proceeds from its senior floating rate loan portfolio sales while settling any associated liabilities. On January 6, 2016, the $500 Million Revolving Credit Facility was repaid in full and terminated. We recorded interest expense of $1 million as a result of writing off the deferred debt issuance costs.
Note 6. Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As required by the 1940 Act, we are restricted from issuing awards to our employees and non-employee directors to the extent that the amount of voting securities that would result from the exercise of all such awards at the time of issuance exceeds 20% of our outstanding voting securities. As of June 30, 2016, there were 3.6 million shares available to be granted under the employee stock option plans and in accordance with the 1940 Act restrictions.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of June 30, 2016, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three and six months ended June 30, 2016 and 2015.
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
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business which resulted in workforce reductions of our employees. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and the employees were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the six months ended June 30, 2016 and 2015, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the acceleration of 0.8 million and 1.0 million, respectively, of unvested stock options was accounted for as a modification and resulted in additional stock-based compensation expense of approximately $2 million and $4 million, respectively, related to additional workforce reductions.
During the three and six months ended June 30, 2016, we recorded stock-based compensation expense attributable to our stock options of $3 million and $8 million, respectively. During the three and six months ended June 30, 2015, we recorded stock-based compensation expense attributable to our stock options of $5 million and $10 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.
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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three and six months ended June 30, 2016, there were no grants under the Deferred Plan. During the six months ended June 30, 2015, cash bonus awards of $10 million were granted under the Deferred Plan.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

During the three and six months ended June 30, 2016, we recorded stock-based compensation expense of $1 million and $3 million, respectively, attributable to the Deferred Plan. During the three and six months ended June 30, 2015, we recorded stock-based compensation expense of $2 million and $5 million, respectively, attributable to the Deferred Plan.
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
The holders of the Redeemable Preferred Shares have no rights to participate in or receive notice of any general meeting of European Capital and the shares are generally not transferable. The Redeemable Preferred Shares have no rights to receive dividends. During the six months ended June 30, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized gain (loss) and net unrealized (depreciation) appreciation in our consolidated statements of operations.
The fair value of the Redeemable Preferred Shares as of June 30, 2016 and December 31, 2015 is calculated using the net present value of the estimated future cash flows of the underlying European Capital investments with discounts applied for equity risk, liquidity risk, credit risk, minority interests, lack of marketability and a forfeiture rate. The fair value of the Redeemable Preferred Shares as of June 30, 2016 and December 31, 2015 was $32 million and $34 million, respectively. The fair value of the underlying European Capital investments as of June 30, 2016 and December 31, 2015 was $269 million and $367 million, respectively.
There were no shares issued or redeemed for the three months ended June 30, 2016 and 2015. The following tables summarize the number of shares issued and redeemed (in thousands) for the three months ended March 31, 2016 and 2015:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 8. Net Operating Income and Net Earnings Per Common Share
The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted net operating income per common share	$46	$67	$120	$117
Numerator for basic and diluted net earnings per common share	$106	$62	$26	$77
Denominator for basic weighted average common shares	216.6	272.4	225.8	271.8
Employee stock options and awards	10.1	11.0	5.0	11.4
Denominator for diluted weighted average common shares	226.7	283.4	230.8	283.2
Basic net operating income per common share	$0.21	$0.25	$0.53	$0.43
Diluted net operating income per common share	$0.20	$0.24	$0.52	$0.41
Basic net earnings per common share	$0.49	$0.23	$0.12	$0.28
Diluted net earnings per common share	$0.47	$0.22	$0.11	$0.27
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
Stock options and unvested shares under our deferred compensation plan of 3.7 million and 18.1 million for the three and six months ended June 30, 2016, respectively, and 5.3 million and 6.0 million for the three and six months ended June 30, 2015, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.
Note 9. Shareholders’ Equity
Our common stock activity for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015
Common stock outstanding at beginning of period	242.6	266.9
Issuance of common stock under stock option plans	1.5	7.7
Repurchase of common stock	(32.7)	(6.5)
Distribution of common stock held in deferred compensation trust	1.3	—
Common stock outstanding at end of period	212.7	268.1
Share Repurchase Program
Our Board of Directors authorized the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. On May 16, 2016, our Board of Directors suspended the share repurchase program for an indefinite period, and under the May 23, 2016 Agreement and Plan of Merger (the “Merger Agreement”) with Ares Capital Corporation, a Maryland corporation (“Ares Capital”) and certain of its affiliates described in Note 15 below, we agreed to make no further repurchases of our common stock.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

During the three and six months ended June 30, 2016, we repurchased a total of 11.5 million and 32.7 million shares, respectively, of our common stock in the open market for $180 million and $477 million, respectively, at an average price of $15.74 per share and $14.58 per share, respectively. During the three months ended June 30, 2015, we repurchased a total of 6.5 million shares of our common stock in the open market for $93 million at an average price of $14.32 per share.
Note 10. Income Taxes
As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had net operating loss carryforwards as of June 30, 2016. Our tax fiscal year ends on September 30.
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
As of June 30, 2016, our deferred tax asset was $564 million, our deferred tax liability was $37 million, our valuation allowance was $292 million and our net deferred tax asset was $235 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of June 30, 2016, we believe that it is more likely than not that we will have future ordinary income to realize the majority of our ordinary deferred tax assets and therefore did not record a valuation allowance against these ordinary deferred tax assets except for a significant portion of our net operating losses (“NOL”) generated in New York City which will expire unutilized and the basis differences of the company’s investment in European Capital. As of June 30, 2016, we have recorded a $12 million valuation allowance against a $13 million deferred tax asset related to $144 million of NOLs generated in New York City and $166 million valuation allowance against a $170 million deferred tax asset related to the basis differences from our investment in European Capital.
We continue to maintain a valuation allowance against a significant portion of our capital deferred tax assets. We believe that it is more likely than not that we will be able to utilize $58 million of our capital deferred tax assets as of June 30, 2016 and we have established a partial valuation allowance of $104 million against certain capital deferred tax assets. We recognized a cumulative tax benefit of $58 million associated with a decrease in the valuation allowance against our capital deferred tax assets associated with unrealized losses on equity investments treated as capital for tax purposes as of June 30, 2016.
We continue to assess our ability to realize our existing capital deferred tax assets. We believe that due to the recent decision to sell certain investments, these investments that had previously been determined to be long-lived assets will provide a source of taxable income to realize certain capital deferred tax assets. As such, we believe it is more likely than not that we will be able to utilize a portion of our capital deferred tax assets associated with taxable income from the sale of these investments.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

A reconciliation of the provision for income taxes computed at the U.S. federal statutory corporate income tax rate and our effective tax rate for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax on net earnings computed at federal statutory tax rate	$28	$28	$1	$55
State taxes, net of federal tax benefit	7	3	2	6
Valuation allowance	(59)	(17)	(10)	(38)
Change in state tax rate	—	8	—	8
Dividends received deduction	(1)	(2)	(7)	(3)
Tax basis difference in consolidated members	(2)	—	(5)	—
Earnings of European Capital	—	(8)	(9)	10
Gain on tax consolidation of portfolio companies	3	—	4	—
Capital gain on tax deconsolidation of subsidiary	—	—	—	35
Other	(2)	6	2	6
Total (benefit) provision for income taxes	$(26)	$18	$(22)	$79
We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. There has been no change in the amount of unrecognized tax benefits as of December 31, 2015. We do not reasonably expect any material changes to the unrecognized tax benefits within the next twelve months.
Note 11. Commitments and Contingencies
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
Loan and Financing Agreements
As of June 30, 2016, we had commitments under loan and financing agreements to fund up to $134 million to 17 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of June 30, 2016, European Capital and its affiliates had commitments of $55 million to fund European Capital UK SME Debt LP and $85 million to fund European Capital Private Debt LP (“ECAS Private Debt”). In addition, as of June 30, 2016, ACAM had a commitment of $112 million to American Capital Equity III, LP, which is expected to be funded by an equity investment from American Capital. See Note 13 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 12. Significant Subsidiaries
We have determined that for the six months ended June 30, 2016, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the six months ended June 30, 2016 and 2015 has been included as follows:

	Six Months Ended June 30,
	2016	2015
Total revenue	$1,154	$1,132
Total operating expenses	$1,044	$1,003
Net operating income	$110	$129
Net income	$75	$186
Note 13. Asset Sales
ECAS Private Debt is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS Private Debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. During the fourth quarter of 2015, the ECAS Private Debt fund had an additional closing of €69 million which increased the total capital commitments to €387 million. Upon its final closing in April 2016, the ECAS Private Debt fund raised an additional €86 million which increased the investment capacity of the fund to €473 million. The fund will have a three year investment period and a subsidiary of ACAM manages the ECAS Private Debt fund for an annual management fee of 1.50% on deployed capital and up to a 15% carried interest, subject to certain hurdles. The ECAS Private Debt fund will be dissolved on March 19, 2025, unless extended. In April 2015, European Capital sold €162 million ($175 million) of investments at their approximate fair value in 9 portfolio companies to the ECAS Private Debt fund. European Capital received €158 million ($170 million) for the sale of these assets and recognized a realized loss of €4 million ($5 million). As of June 30, 2016, European Capital’s investment in the ECAS Private Debt fund had a cost basis and fair value of $98 million and $102 million, respectively. As of June 30, 2016, European Capital had an unfunded commitment of €77 million ($85 million) to the ECAS Private Debt fund.
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. The Fund’s aggregate $1.1 billion capital commitment includes a commitment of $200 million from ACAM for Primary Investments, of which $112 million was undrawn as of June 30, 2016.
Note 14. Related Party Transactions
As a BDC, we are required by law to make available significant managerial assistance to our eligible portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of June 30, 2016, we had board seats on 22 companies in our investment portfolio. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table shows the operating revenue from our control investments, as defined under the 1940 Act for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenue - Control Investments
Interest and dividend income	$67	$66	$157	$126
Fee income	$15	$14	$25	$28
American Capital Asset Management
Our fund management business is conducted through ACAM. In general, ACAM provides investment management services through consolidated subsidiaries that enter into management agreements with each of its managed funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. Under the management agreements, ACAM’s responsibilities include, but are not limited to, sourcing, analyzing and executing investments and asset sales, delivering financial and compliance reports to investors in the funds under management, administering the daily business and affairs of the funds under management and performing other asset management duties. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three and six months ended June 30, 2016, we recognized operating revenues from our investment in ACAM of $37 million and $71 million, respectively, and $36 million and $69 million, respectively, for the comparable periods in 2015. During the three and six months ended June 30, 2016, we received an additional $5 million and $6 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM and $3 million and $6 million, respectively, for the comparable periods in 2015.
During the first quarter of 2016, we transferred to ACAM 100% of our equity investments in ACEI Singapore Holdings Private LTD, BMR Energy LLC, Hollyhock Limited and Taiba Wind Energy, LLC. As of December 31, 2015, the cost basis and fair value of these transferred investments was $77 million and $94 million, respectively. As of June 30, 2016, the cost basis and fair value of these transferred investments was $80 million and $90 million, respectively.
European Capital
As discussed in Note 1 to these consolidated financial statements, we consolidated our investment in European Capital effective October 1, 2014. ACAM, through its subsidiary, ECAM, acts as the investment manager to European Capital. Under ACAM’s investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012, 2013 and 2014. During the first quarter of 2015, the investment management agreement with European Capital was amended to cancel the incentive fee for 2015 and going forward. The management fee charged by ACAM for the three and six months ended June 30, 2016 was $2 million and $4 million, respectively, and $4 million and $8 million, respectively, for the comparable periods in 2015.
As discussed in Note 7 to these consolidated financial statements, European Capital has issued Redeemable Preferred Shares to employees of ECAM as part of long-term employee incentive plans. These shares are redeemable by European Capital based on the aggregate returns on investments made after January 1, 2012 and are treated as mandatorily redeemable preferred stock in our consolidated balance sheets in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. The fair value of the Redeemable Preferred Shares as of June 30, 2016 and December 31, 2015 was $32 million and $34 million, respectively. During the six months ended June 30, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized gain (loss) and net unrealized (depreciation) appreciation in our consolidated statements of operations.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 15. Acquisition of American Capital
On May 23, 2016, we entered into the Merger Agreement with Ares Capital, under which Ares Capital will acquire American Capital in a cash and stock transaction (the “Acquisition”). As of May 20, 2016, the last full trading day prior to the announcement of the Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of our common stock. As of June 30, 2016, the transaction had an implied value of approximately $3.9 billion, or $16.92 per fully diluted share of our common stock based on the trading price of Ares Capital’s common stock.
Upon the completion of the Acquisition, each share of our common stock issued and outstanding immediately prior to the effective time of the Acquisition will be converted into the right to receive from Ares Capital, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of Ares Capital’s common stock (subject to certain limited exceptions) (the “Exchange Ratio”) and (iii) (A) if the closing occurs after the record date with respect to Ares Capital's dividend payable with respect to the fourth quarter of 2016, 37.5% of the Exchange Ratio times Ares Capital’s dividend for such quarter, plus (B) if the closing occurs after the record date with respect to Ares Capital's dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times Ares Capital's dividend for such quarter, plus (C) if the closing occurs after the record date with respect to Ares Capital's dividend for any subsequent quarter, 100% of the Exchange Ratio times Ares Capital’s dividend for such quarter. The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Ares Capital’s or American Capital's common stock before the closing of the transaction. Based on the fully diluted number of shares of our common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of Ares Capital’s shares being exchanged for approximately 229.3 million outstanding shares of our common stock, subject to adjustment in certain limited circumstances.
Additionally, in accordance with the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the transaction will have the right to receive (i) $275 million of cash consideration, or $1.20 per share of American Capital’s common stock and (ii) $2.45 per share in cash, or $562 million, which amount represents the per share cash consideration paid to American Capital pursuant to the sale of American Capital Mortgage Management, LLC (“ACMM”), a wholly owned subsidiary of ACAM to American Capital Agency Corp. (“AGNC”).
The completion of the transaction is subject to certain conditions, including, among others, our stockholder approval, Ares Capital stockholder approval, required regulatory approvals, receipt of certain third-party consents, including third-party consents from certain funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016 and other customary closing conditions. While there can be no assurances as to the exact timing, or that the transaction will be completed at all, Ares Capital has indicated that it expects to complete the transaction as early as the fourth quarter of 2016.
Additionally, on May 23, 2016, Ares Capital entered into an agreement with Ares Capital Management LLC, its investment adviser (the “Transaction Support Agreement”) in connection with the Acquisition. Under the terms of the Transaction Support Agreement, Ares Capital's investment adviser will (i) provide $275 million of cash consideration, or $1.20 per share of American Capital’s common stock (as referenced above), payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the Acquisition, the lesser of $10 million of income based fees and the amount of income based fees for such quarter, in each case, to the extent earned and payable by Ares Capital in such quarter pursuant to and as calculated under Ares Capital's investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Acquisition, which is subject to the closing conditions described above.
Sale of American Capital Mortgage Management, LLC
Concurrently with the execution of the Merger Agreement, on May 23, 2016, we entered into a Purchase and Sale Agreement (the “Mortgage Manager Purchase Agreement”) with ACAM, ACMM and AGNC. ACMM is the parent company of both American Capital AGNC Management, LLC, the external manager of AGNC, and American Capital MTGE Management, LLC, the external manager of American Capital Mortgage Investment Corp. Immediately prior to the closing, as defined in the Mortgage Manager Purchase Agreement, our $35 million debt investment in ACMM was settled by ACMM in connection with an equity contribution from ACAM to ACMM. On July 1, 2016, pursuant to the terms of the Mortgage Manager Purchase Agreement, AGNC acquired from ACAM all of the issued and outstanding limited liability company interests in ACMM for a purchase price of $562 million, or $2.45 per diluted share.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:
•Executive Overview
•Results of Operations
•Financial Condition, Liquidity and Capital Resources
•Forward-Looking Statements
EXECUTIVE OVERVIEW
American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded global asset manager and private equity firm. American Capital, both directly and through our asset management business, has originated, underwritten and managed investments in middle market private equity, leveraged finance, real estate, energy and structured products. It has been our practice to sell some of the assets that we originate as an investor into funds that we manage. On August 29, 1997, we completed an initial public offering and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we have invested primarily in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyouts®”) or sponsored by other private equity funds and have provided capital directly to early stage and mature private and small public companies (“Sponsor Finance and Other Investments”). We also have invested in structured finance investments (“Structured Products”), including collateralized loan obligation (“CLO”) securities. Our primary business objectives have been to increase our net earnings and net asset value (“NAV”) by making investments with attractive current yields and/ or potential for equity appreciation and realized gains and by growing our fee earning assets under management.
As described further below, on May 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ares Capital Corporation (“Ares Capital”) and certain of its affiliates, under which Ares Capital will acquire us. The Merger Agreement effectively prohibits us from originating most new investments and restricts us from exiting certain investments and taking other actions with regard to our business, thus significantly changing the character of our operations.
As of June 30, 2016, we managed $19 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $76 billion of total assets under management (including levered assets). However, as described further below, on July 1, 2016, we sold American Capital Mortgage Management, LLC, which reduced our fee earning assets under management to $10 billion and our total assets under management (including levered assets) to $10 billion. Our asset management business is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), a registered investment adviser under the Investment Advisers Act of 1940. As of June 30, 2016, ACAM managed the following funds:

•	American Capital Agency Corp. (“AGNC”)

•	American Capital Mortgage Investment Corp. (“MTGE”)

•	American Capital Senior Floating, Ltd. (“ACSF”)

•	American Capital Equity I, LLC (“ACE I”)

•	American Capital Equity II, LP (“ACE II”)

•	American Capital Equity III, LP (“ACE III”)

•	European Capital UK SME Debt LP (“ECAS UK SME Debt”)

•	European Capital Private Debt LP (“ECAS Private Debt”)

•	American Capital CLO Fund I, LP (“ACAS CLO Fund I”)

•	ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”)

•	ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”)

•	ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”)

•	ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”)

•	ACAS CLO 2014-1, Ltd. (“ACAS CLO 2014-1”)

•	ACAS CLO 2014-2, Ltd. (“ACAS CLO 2014-2”)

•	ACAS CLO 2015-1, Ltd. (“ACAS CLO 2015-1”)

•	ACAS CLO 2015-2, Ltd. (“ACAS CLO 2015-2”)

•	ACAS CLO IX, Ltd.
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
Recent Developments
Acquisition of American Capital
On May 23, 2016, we entered into the Merger Agreement with Ares Capital, under which Ares Capital will acquire American Capital in a cash and stock transaction (the “Acquisition”). As of May 20, 2016, the last full trading day prior to the announcement of the Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of our common stock. As of July 27, 2016, the transaction had an implied value of approximately $4.0 billion, or $17.43 per fully diluted share of our common stock.
Upon the completion of the Acquisition, each share of our common stock issued and outstanding immediately prior to the effective time of the Acquisition will be converted into the right to receive from Ares Capital, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of Ares Capital’s common stock (subject to certain limited exceptions) (the “Exchange Ratio”) and (iii) (A) if the closing occurs after the record date with respect to Ares Capital's dividend payable with respect to the fourth quarter of 2016, 37.5% of the Exchange Ratio times Ares Capital’s dividend for such quarter, plus (B) if the closing occurs after the record date with respect to Ares Capital's dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times Ares Capital's dividend for such quarter, plus (C) if the closing occurs after the record date with respect to Ares Capital's dividend for any subsequent quarter, 100% of the Exchange Ratio times Ares Capital’s dividend for such quarter. The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Ares Capital’s or American Capital's common stock before the closing of the transaction. Based on the fully diluted number of shares of our common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of Ares Capital’s shares being exchanged for approximately 229.3 million outstanding shares of our common stock, subject to adjustment in certain limited circumstances.
Additionally, in accordance with the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the transaction will have the right to receive (i) $275 million of cash consideration, or $1.20 per share of American Capital’s common stock and (ii) $2.45 per share in cash, or $562 million, which amount represents the per share cash consideration paid to American Capital pursuant to the sale of American Capital Mortgage Management, LLC (“ACMM”), a wholly owned subsidiary of ACAM to American Capital Agency Corp. (“AGNC”).
Additionally, on May 23, 2016, Ares Capital entered into an agreement with Ares Capital Management LLC, its investment adviser (the “Transaction Support Agreement”) in connection with the Acquisition. Under the terms of the Transaction Support Agreement, Ares Capital's investment adviser will (i) provide $275 million of cash consideration, or $1.20 per share of American Capital’s common stock (as referenced above), payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the Acquisition, the lesser of $10 million of income based fees and the amount of income based fees for such quarter, in each case, to the extent earned and payable by Ares Capital in such quarter pursuant to and as calculated under Ares Capital's investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Acquisition, which is subject to the closing conditions described above.
The Merger Agreement contains (a) customary representations and warranties of American Capital and Ares Capital, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third-party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, employee matters, intellectual property, insurance and certain contracts, (b) limited representations and warranties from Ivy Hill Asset Management, L.P. and ACAM, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority and absence of conflicts, (c) limited representations and warranties from Ares Capital’s investment adviser, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority, absence of conflicts and regulatory matters, (d) covenants of American Capital and Ares Capital to conduct our respective businesses in the ordinary course until the Acquisition is completed and (e) covenants of American Capital and Ares Capital not to take certain actions during this interim period.
Among other things, American Capital and Ares Capital have agreed to, and will cause our respective affiliates, consolidated subsidiaries, and each of their respective officers, directors, managers, employees and other advisors, representatives and agents to, immediately cease and cause to be terminated all discussions and negotiations with respect to a Competing Proposal (as defined in the Merger Agreement) from a third-party and not to directly or indirectly solicit or take any other action (including providing information) with the intent to solicit any inquiry, discussion, proposal or offer with respect to a Competing Proposal.
However, if either American Capital or Ares Capital receives a Competing Proposal from a third-party, and the board of directors of American Capital or Ares Capital, as applicable, determines in good faith after consultation with outside legal counsel and independent financial advisers that (i) failure to consider such proposal would reasonably be expected to be inconsistent with the fiduciary duties of the directors under applicable law and (ii) the Competing Proposal constitutes or is reasonably expected to result in a Superior Proposal (as defined in the Merger Agreement), then the party receiving such proposal may engage in discussions and negotiations with such third-party so long as certain notice and other procedural requirements are satisfied. American Capital or Ares Capital may terminate the Merger Agreement and enter into an agreement with a third-party who makes a Superior Proposal, subject to certain procedural requirements and the payment of a $140 million termination fee.
The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive completion of the Acquisition and cannot be the basis for any claims under the Merger Agreement by the other party after the Acquisition is completed, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) may have been included in the Merger Agreement for the purpose of allocating risk between American Capital and Ares Capital rather than establishing matters as facts.
While there can be no assurances as to the exact timing, or that the Acquisition will be completed at all, Ares Capital has indicated that it expects to complete the Acquisition as early as the fourth quarter of 2016. The completion of the transaction is subject to certain conditions, including, among others, our stockholder approval, Ares Capital stockholder approval, required regulatory approvals, receipt of certain third-party consents, including third-party consents from certain funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016, and other customary closing conditions.
Sale of American Capital Mortgage Management, LLC
Concurrently with the execution of the Merger Agreement, on May 23, 2016, we entered into a Purchase and Sale Agreement (the “Mortgage Manager Purchase Agreement”) with ACAM, ACMM and AGNC. ACMM is the parent company of both American Capital AGNC Management, LLC, the external manager of AGNC, and American Capital MTGE Management, LLC, the external manager of American Capital Mortgage Investment Corp. Immediately prior to the closing, as defined in the Mortgage Manager Purchase Agreement, our $35 million debt investment in ACMM was settled by ACMM in connection with an equity contribution from ACAM to ACMM. On July 1, 2016, pursuant to the terms of the Mortgage Manager Purchase Agreement, AGNC acquired from ACAM all of the issued and outstanding limited liability company interests in ACMM for a purchase price of $562 million, or $2.45 per diluted share.
Satisfaction and Discharge of Indenture
On July 1, 2016, we provided notice to U.S. Bank National Association, as Trustee (“Trustee”), of our election to redeem all of the $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”). The Private Notes will be redeemed on September 15, 2016 (the “Redemption Date”) at a redemption price (the “Redemption Price”) of 101.625% of the principal amount thereof, plus accrued and unpaid interest on the Private Notes to, but excluding, the Redemption Date. On July 1, 2016, we irrevocably deposited the aggregate Redemption Price plus accrued and unpaid interest required to redeem all of the Private Notes with the Trustee, and have irrevocably instructed the Trustee to apply such amount to the redemption in full of the Private Notes on the Redemption Date. We will record a loss on debt extinguishment of $10 million as a result of writing off the deferred debt issuance costs and discount in conjunction with repaying the outstanding amounts under the Private Notes at the Redemption Price.

Termination of Secured Credit Facility
On July 1, 2016, we terminated our secured term loan facility (“Secured Term Loan Facility”). The outstanding balance under the Secured Term Loan Facility was repaid in full in connection with the termination. We did not incur any early termination fees or penalties as a result of the termination of the Secured Term Loan Facility, which was effective on July 1, 2016. We will record a loss on debt extinguishment of $3 million as a result of writing off the deferred debt issuance costs and discount.
European Capital Private Equity 1
On July 1, 2016, European Capital completed the sale of Delsey Holding S.A.S, Financiere Newglass S.A.S, Financiere OFIC S.A.S, Financiere Tarmac S.A.S, HCV1 S.A.S, Holding Saint Augustine S.A.S and Photonis Technologies S.A.S for an aggregate consideration of €90 million ($100 million) to European Capital Private Equity 1 (“ECPE 1”). As of June 30, 2016, the cost basis and fair value of these investments was €131 million ($145 million) and €91 million ($101 million), respectively.
ECPE 1 is a private equity fund focused on investing in French companies in the lower middle market. ECPE 1 will be managed by a subsidiary of ACAM for an annual management fee of 1.50% on the aggregate drawdown of investor commitments with a maturity date of June 30, 2021, unless extended or terminated earlier.
Investment Portfolio
As an investor, we have invested primarily in senior and mezzanine debt and equity of middle and large market companies. We and ACAM have also invested in assets that can be sold or contributed to public or private funds that ACAM could manage, as a means of “incubating” such funds. We also have investments in Structured Products and in funds managed by us.
Portfolio Composition
Our investments can be divided into the following six business lines: (i) American Capital One Stop Buyouts®, (ii) Sponsor Finance and Other Investments, (iii) European Capital, (iv) American Capital Asset Management, (v) Structured Products and (vi) Senior Floating Rate Loans.
As of June 30, 2016, we had investments totaling $4.2 billion and $4.1 billion at cost basis and fair value, respectively. As of June 30, 2016, our ten largest investments had a cost basis and fair value of $1.7 billion and $2.1 billion, respectively, or 51% of total investments at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	American Capital Asset Management	Capital Markets	$622	$990
Alcami Holdings LLC	American Capital One Stop Buyouts®	Life Sciences Tools & Services	315	258
Bellotto Holdings Limited	European Capital	Household Durables	126	156
Soil Safe Acquisition Corp.	Sponsor Finance and Other Investments	Professional Services	120	122
European Capital Private Debt LP	European Capital	Diversified Financial Services	98	102
GTCR Valor Companies, Inc.	Sponsor Finance and Other Investments	Software	97	97
Convergint Technologies, LLC	Sponsor Finance and Other Investments	Commercial Services & Supplies	94	94
Infogix Parent Corporation	Sponsor Finance and Other Investments	IT Services	91	91
Hard 8 Games, LLC	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	87	86
Kele Holdco, Inc.	Sponsor Finance and Other Investments	Trading Companies & Distributors	74	74
Total			$1,724	$2,070

The following tables show the composition of our investment portfolio by business line at cost basis and fair value, as a percentage of total investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cost
American Capital One Stop Buyouts®	19.9%	27.1%
Sponsor Finance and Other Investments	40.3%	37.3%
European Capital	12.6%	11.2%
American Capital Asset Management	14.8%	10.9%
Structured Products	12.4%	12.2%
Senior Floating Rate Loans	—%	1.3%
Total	100.0%	100.0%

Fair Value
American Capital One Stop Buyouts®	15.6%	23.5%
Sponsor Finance and Other Investments	40.8%	37.1%
European Capital	10.4%	8.6%
American Capital Asset Management	24.4%	21.3%
Structured Products	8.8%	8.4%
Senior Floating Rate Loans	—%	1.1%
Total	100.0%	100.0%

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cost
First Lien Senior Debt	19.2%	20.1%
Second Lien Senior Debt	25.1%	19.9%
Mezzanine Debt	10.5%	14.0%
Preferred Equity	8.2%	12.4%
Common Equity	24.6%	21.4%
Structured Products	12.4%	12.2%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	18.4%	18.4%
Second Lien Senior Debt	24.9%	18.7%
Mezzanine Debt	10.3%	12.1%
Preferred Equity	4.3%	12.1%
Common Equity	33.3%	30.3%
Structured Products	8.8%	8.4%
Total	100.0%	100.0%

The amounts of our new investments are based on committed amounts as of the investment date. The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Type
First Lien Senior Debt	$—	$393	$50	$1,140
Second Lien Senior Debt	119	94	171	106
Mezzanine Debt	—	4	—	58
Preferred Equity	1	89	10	179
Common Equity	46	241	67	243
Structured Products	—	155	—	202
Total by type	$166	$976	$298	$1,928

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Use
Sponsor Finance and Other Investments	$97	$129	$145	$170
Investments in ACAM and Fund Development	46	28	79	47
European Capital	1	179	8	348
Senior Floating Rate Loans	—	300	—	903
Structured Products	—	155	—	202
Add-on financing for acquisition	22	—	26	—
Add-on financing for growth and working capital	—	36	27	57
Add-on financing for working capital in distressed situations	—	4	13	10
Add-on financing for recapitalizations, not including distressed investments	—	—	—	46
Add-on for ACE buybacks	—	145	—	145
Total by use	$166	$976	$298	$1,928

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Business Line
Sponsor Finance and Other Investments	$119	$186	$184	$249
Investments in ACAM and Fund Development	46	28	79	47
European Capital	1	179	8	348
American Capital One Stop Buyouts®	—	128	27	179
Senior Floating Rate Loans	—	300	—	903
Structured Products	—	155	—	202
Total by business line	$166	$976	$298	$1,928

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Source
Equity investments	$447	$90	$479	$183
Principal prepayments	223	147	254	176
Payment of accrued PIK notes and dividend and accreted OID	122	12	136	29
Loan syndications and sales	64	206	603	260
Scheduled principal amortization	21	139	40	171
Total by source	$877	$594	$1,512	$819

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Business Line
American Capital One Stop Buyouts®	$562	$98	$593	$112
Sponsor Finance and Other Investments	222	33	348	35
Senior Floating Rate Loans	35	186	413	277
European Capital	23	175	67	285
American Capital Asset Management	20	3	21	6
Structured Products	15	99	70	104
Total by business line	$877	$594	$1,512	$819
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
As of June 30, 2016, we had 14 companies in our American Capital One Stop Buyouts® portfolio with a cost basis and fair value of $833 million and $633 million, respectively, with an average investment size of $45 million at fair value. As of June 30, 2016, our American Capital One Stop Buyouts® portfolio consisted of $509 million and $124 million of debt and equity investments at fair value, respectively. As of June 30, 2016, the weighted average effective interest rate on the debt investments in this portfolio was 7.9%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 77%. During the three and six months ended June 30, 2016, we recognized interest, dividend and fee income from our American Capital One Stop Buyouts® portfolio of $15 million and $51 million, respectively.
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of June 30, 2016, we had board seats at 11 companies in our American Capital One Stop Buyouts® portfolio and had board observation rights at certain companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
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
As of June 30, 2016, we had 56 companies in our Sponsor Finance and Other Investments portfolio with a cost basis and fair value of $1,695 million and $1,658 million, respectively, with an average investment size of $30 million at fair value. As of June 30, 2016, our Sponsor Finance and Other Investments portfolio consisted of $1,581 million and $77 million of debt and equity investments at fair value, respectively. As of June 30, 2016, the weighted average effective interest rate on the debt investments in this portfolio was 9.0%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 44%. During the three and six months ended June 30, 2016, we recognized interest, dividend and fee income from our Sponsor Finance and Other Investments portfolio of $63 million and $127 million, respectively. As of June 30, 2016, the cost basis and fair value of our Sponsor Finance investments was $1,520 million and $1,514 million, respectively, and the cost basis and fair value of our Other investments was $175 million and $144 million, respectively.
American Capital Asset Management Investment
Our fund management business is conducted through our wholly-owned portfolio company, ACAM, and its consolidated subsidiaries. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of June 30, 2016, the cost basis and fair value of our investment in ACAM was $622 million and $990 million, respectively, or 24% of our total investments at fair value. ACAM, through a wholly-owned subsidiary, also holds direct investments in ACAS CLO 2012-1, ACAS CLO 2013-1, ACAS CLO 2014-1, ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2 consisting of 59% to 70% of the non-rated equity tranche of subordinated notes with an aggregate cost basis and fair value of $162 million and $101 million, respectively, as of June 30, 2016. As of June 30, 2016, ACAM also holds direct investments in ACAS CLO IX, Ltd. and ACAS CLO X, Ltd. with a combined cost basis and fair value of $57 million. During the six months ended June 30, 2016, we transferred to ACAM 100% of our equity investments in ACEI Singapore Holdings Private LTD, BMR Energy LLC, Hollyhock Limited and Taiba Wind Energy, LLC. The cost basis and fair value of these transferred investments as of December 31, 2015 was $77 million and $94 million, respectively. As of June 30, 2016, the cost basis and fair value of these transferred investments was $80 million and $90 million, respectively. During the six months ended June 30, 2016, we committed $4 million of capital to BMR Energy LLC. This commitment was reflected as a new investment in ACAM. As of June 30, 2016, ACAM holds a co-investment in ACE III with a cost basis and fair value of $85 million and $86 million, respectively, and a co-investment in ACSF with a cost basis and fair value of $4 million and $3 million, respectively.
As of June 30, 2016, ACAM’s earning assets under management totaled $14 billion. As of June 30, 2016, ACAM had $70 billion of total assets under management (including levered assets), including $60 billion of total assets under management for American Capital Agency Corp. (NASDAQ: AGNC), $5 billion of total assets under management for American Capital Mortgage Investment Corp. (NASDAQ: MTGE) and $220 million of total assets under management for American Capital Senior Floating, Ltd. (NASDAQ: ACSF).
As of June 30, 2016, ACAM had over 115 employees, including sixteen investment teams with over 70 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three and six months ended June 30, 2016, American Capital earned $5 million and $11 million, respectively, from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. In accordance with the 1940 Act, our management agreement with ACSF terminates automatically upon assignment. The term “assignment” is broadly defined under the 1940 Act and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us. Also, in accordance with the Advisers Act, none of our management agreements may be assigned without the respective fund’s consent in addition to any other restrictions on assignment set forth therein.
As discussed above and in Note 15 to our interim consolidated financial statements included in this Form 10-Q, on May 23, 2016, we entered into the Mortgage Manager Purchase Agreement with ACAM, ACMM and AGNC. Immediately prior to the closing, as defined in the Mortgage Manager Purchase Agreement, our $35 million debt investment in ACMM was settled by

ACMM in connection with an equity contribution from ACAM to ACMM. On July 1, 2016, pursuant to the terms of the Mortgage Manager Purchase Agreement, AGNC acquired from ACAM all of the issued and outstanding limited liability company interests in ACMM for a purchase price of $562 million, or $2.45 per diluted share. As of June 30, 2016, ACMM had 33 employees, including four investment teams with over 13 investment professionals located in Bethesda (Maryland).
The following table sets forth certain information with respect to ACAM’s funds under management as of June 30, 2016:

Fund	Fund type	Established	Assets under management	Earning assets under management	Investment types	Capital type
AGNC(1)	Publicly Traded REIT - NASDAQ (AGNC)	2008	$60.5 Billion	$8.0 Billion	Agency Securities	Permanent
MTGE(1)	Publicly Traded REIT - NASDAQ (MTGE)	2011	$5.2 Billion	$1.0 Billion	Mortgage Investments	Permanent
ACSF(2)	Publicly Traded BDC - NASDAQ (ACSF)	2014	$220 Million	$250 Million	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$112 Million	$101 Million	Equity	Finite Life
ACE II	Private Equity Fund	2007	$45 Million	$41 Million	Equity	Finite Life
ACE III	Private Equity Fund	2014	$405 Million	$618 Million	Equity	Finite Life
ECAS UK SME Debt(4)	Private Debt Fund	2014	$23 Million(3)	$22 Million(3)	Senior and Mezzanine Debt	Finite Life
ECAS Private Debt	Private Debt Fund	2015	$345 Million	$288 Million	Senior and Mezzanine Debt	Finite Life
ACAS CLO Fund I	Private CLO Fund	2015	$265 Million	$448 Million	CLO Equity	Finite Life
ACAS CLO 2007-1(4)	CLO	2006	$152 Million	$110 Million	Senior Debt	Finite Life
ACAS CLO 2012-1(4)	CLO	2012	$269 Million	$268 Million	Senior Debt	Finite Life
ACAS CLO 2013-1(4)	CLO	2013	$389 Million	$402 Million	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$387 Million	$406 Million	Senior Debt	Finite Life
ACAS CLO 2014-1(4)	CLO	2014	$577 Million	$596 Million	Senior Debt	Finite Life
ACAS CLO 2014-2(4)	CLO	2014	$388 Million	$408 Million	Senior Debt	Finite Life
ACAS CLO 2015-1(4)	CLO	2015	$527 Million	$547 Million	Senior Debt	Finite Life
ACAS CLO 2015-2(4)	CLO	2015	$494 Million	$504 Million	Senior Debt	Finite Life
ACAS CLO IX, Ltd.(4)	CLO	2016	$394 Million	$406 Million	Senior Debt	Finite Life
 ——————————

(1)
On May 23, 2016, we entered into the Mortgage Manager Purchase Agreement with ACAM, ACMM and AGNC. ACMM is the parent company of both American Capital AGNC Management, LLC, the external manager of AGNC, and American Capital MTGE Management, LLC, the external manager of MTGE. Immediately prior to the closing, as defined in the Mortgage Manager Purchase Agreement, our $35 million debt investment in ACMM was settled by ACMM in connection with an equity contribution from ACAM to ACMM. On July 1, 2016, pursuant to the terms of the Mortgage Manager Purchase Agreement, AGNC acquired from ACAM all of the issued and outstanding limited liability company interests in ACMM for a purchase price of $562 million, or $2.45 per diluted share.

(2)	Assets under management and earning assets under management of ACSF are as of March 31, 2016.

(3)	Committed capital of £100 million ($134 million) in ECAS UK SME Debt fund, which remained largely unfunded as of June 30, 2016.

(4)	These funds are consolidated by ACAM and included in ACAM’s consolidated financial statements.

Structured Products Investments
Our Structured Products investments consist of investments in CLO and CDO securities. Our Structured Products investments are generally in non-investment grade securities. We invest in Structured Products with the intention of holding them until maturity. As of June 30, 2016, our Structured Products investments had a cost basis and fair value of $522 million and $359 million, respectively, or 9% of our total investments at fair value. This includes our investment in ACAS CLO 2007-1, which represents $20 million at fair value.
Senior Floating Rate Loans
Our Senior Floating Rate Loan portfolio was composed primarily of diversified investments in first lien floating rate loans to large-market U.S. based companies (defined as issuers with EBITDA greater than $50 million). Our Senior Floating Rate Loan portfolio included second lien floating rate loans. Senior Floating Rate Loans are typically collateralized by a company’s assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. Senior Floating Rate Loans generally have a stated term of three to seven years and typically pay interest based on a floating rate calculated as a spread over a market index, primarily LIBOR, and generally have a minimum market index floor. Our Senior Floating Rate Loans were also typically traded among investors in an active secondary market with no investor owning a significant percentage of the issue.
We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. During the three months ended June 30, 2016, we completed the sale of our Senior Floating Rate Loan portfolio. Since 2014, we have received $2.9 billion in proceeds from the sale of these investments and have $3.2 million in unsettled trade receivables as of June 30, 2016. The proceeds from the sale of our Senior Floating Rate Loan portfolio were partially utilized to pay down obligations under the $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility. As of June 30, 2016, the $1.25 billion secured revolving credit facility and the $500 million secured revolving credit facility were repaid in full and terminated.
During the three and six months ended June 30, 2016, we realized a loss of $1 million and $8 million, respectively, from our Senior Floating Rate Loan portfolio, which was partially offset by a reversal of unrealized depreciation of $1 million and $6 million, respectively. During the three months ended June 30, 2015, we recognized interest income and interest expense from our Senior Floating Rate Loan portfolio totaling $24 million and $7 million, respectively. During the six months ended June 30, 2015, we recognized interest income and interest expense from our Senior Floating Rate Loan portfolio totaling $43 million and $12 million, respectively.
European Capital
European Capital primarily invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), or sponsored by other private equity funds and provides capital directly to early stage and mature private and small public companies (“European Capital Sponsor Finance and Other Investments”).
On July 1, 2016, European Capital completed the sale of Delsey Holding S.A.S, Financiere Newglass S.A.S, Financiere OFIC S.A.S, Financiere Tarmac S.A.S, HCV1 S.A.S, Holding Saint Augustine S.A.S and Photonis Technologies S.A.S for an aggregate consideration of €90 million ($100 million) to ECPE 1. As of June 30, 2016, the cost basis and fair value of these investments was €131 million ($145 million) and €91 million ($101 million), respectively.
As of June 30, 2016, European Capital had investments in 13 companies with a cost basis and fair value of $529 million and $422 million, respectively, with an average investment size of $32 million at fair value. As of June 30, 2016, European Capital’s five largest investments at fair value were $363 million, or 86% of its total investments at fair value.

The following tables show the composition of European Capital’s investment portfolio at cost basis and fair value, as a percentage of total investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cost
First Lien Senior Debt	3.2%	4.0%
Second Lien Senior Debt	4.7%	4.5%
Mezzanine Debt	14.8%	25.5%
Preferred Equity	31.0%	26.9%
Common Equity	46.3%	39.1%
Structured Products	—%	—%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	3.1%	4.4%
Second Lien Senior Debt	1.7%	—%
Mezzanine Debt	7.3%	20.4%
Preferred Equity	32.0%	23.9%
Common Equity	55.9%	51.3%
Structured Products	—%	—%
Total	100.0%	100.0%

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
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2016.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue	$142	$168	$304	$322
Operating expenses	71	71	139	147
NOI before income taxes	71	97	165	175
Tax provision	(25)	(30)	(45)	(58)
NOI	46	67	120	117
Net realized gain (loss), net of tax	191	(223)	103	(436)
Net realized gain (loss)	237	(156)	223	(319)
Net unrealized (depreciation) appreciation, net of tax	(131)	218	(197)	396
Net earnings	$106	$62	$26	$77

Operating Revenue
We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products, as well as dividend income from our fund management business which is conducted through ACAM.
Operating Revenue by Business Line
Operating revenue by business line was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Business Line
Sponsor Finance and Other Investments	$63	$29	$127	$56
American Capital Asset Management	37	36	71	69
Structured Products	21	33	42	57
American Capital One Stop Buyouts®	15	39	51	67
European Capital	6	7	13	30
Senior Floating Rate Loans	—	24	—	43
Total by business line	$142	$168	$304	$322
Sponsor Finance and Other Investments
Interest, dividend and fee income from our Sponsor Finance and Other Investments increased by $34 million, or 117%, and by $71 million, or 127%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to a $643 million increase in our weighted average debt investments at cost.
American Capital Asset Management
Interest, dividend and fee income from ACAM increased by $1 million, or 3%, and by $2 million, or 3%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to an increase in the funds under management of ACAM, primarily ACAS CLO 2015-2 and ACAS CLO Fund I, as well as $9 million of incentive fees received from ACE III, which was partially offset by reduced dividend income for the management of AGNC and MTGE due to a decrease in the assets under management for these funds.
Structured Products
Interest income on Structured Products investments decreased by $12 million, or 36%, and by $15 million, or 26%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to the exits. During three months ended June 30, 2016, we realized cash proceeds of $15 million and recognized interest income of $21 million from our Structured Products investments. During six months ended June 30, 2016, we realized cash proceeds of $70 million and recognized interest income of $42 million from our Structured Products investments.
Interest income on Structured Products is recognized using the effective interest method as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and the cost basis of the investment. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised effective yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. During the three months ended June 30, 2016, we did not record credit loss write downs on our Structured Products investments. During the six months ended June 30, 2016, we recorded $10 million in credit loss write downs on seven Structured Products investments. As of June 30, 2016, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by $110 million.

See Note 2 – Interest and Dividend Income Recognition policy in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of how projected cash flows affect revenue recognition on our Structured Products investments.
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® decreased by $24 million, or 62%, for the three months ended June 30, 2016 over the comparable period in 2015, primarily due to exits as well as a net negative impact from non-accrual investments during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Interest, dividend and fee income from our American Capital One Stop Buyouts® decreased by $16 million, or 24%, for the six months ended June 30, 2016 over the comparable period in 2015, primarily due to exits, partially offset by a net positive impact from non-accrual investments during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
European Capital
European Capital’s operating revenue for the three months ended June 30, 2016 was $6 million of dividend income on European Capital equity investments. European Capital’s operating revenue for the six months ended June 30, 2016 was $13 million and was comprised of $3 million of interest income on European Capital debt investments and $10 million of dividend income on European Capital equity investments. European Capital’s operating revenue for the three months ended June 30, 2015 was $7 million, comprised of $2 million of interest income on European Capital debt investments, $4 million of dividend income on European Capital equity investments and $1 million of income on European Capital CLO investments. European Capital’s operating revenue for the six months ended June 30, 2015 was $30 million, comprised of $16 million of interest income on European Capital debt investments, $12 million of dividend income on European Capital equity investments and $2 million of income on European Capital CLO investments.
For the three months ended June 30, 2015, European Capital recorded a net reserve on uncollected PIK interest income recorded in prior periods of $3 million as a result of debt investments being placed on non-accrual. For the six months ended June 30, 2016 and 2015, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $1 million and $4 million, respectively, as a result of debt investments being removed from non-accrual.
Senior Floating Rate Loans
We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. During the three months ended June 30, 2016, we completed the sale of our Senior Floating Rate Loan portfolio.
American Capital Operating Revenue (excluding the financial results related to the consolidation of European Capital) for the three and six months ended June 30, 2016 and 2015
The following table summarizes American Capital’s operating revenue, excluding European Capital (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income on debt investments	$57	$66	$107	$127
Interest income on Structured Products investments	21	33	42	57
Dividend income from equity investments, excluding ACAM	4	17	48	21
Dividend income from ACAM	32	28	59	54
Other interest income	1	—	1	—
Interest and dividend income	115	144	257	259
Portfolio company advisory and administrative fees	9	3	11	8
Advisory and administrative services – ACAM	5	8	11	15
Other fees	7	6	12	10
Fee income	21	17	34	33
Total operating revenue	$136	$161	$291	$292

American Capital Interest and Dividend Income (excluding the financial results related to the consolidation of European Capital)
The following table summarizes selected data for our debt, (excluding SFRL investments), Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Debt investments at cost(1)	$2,126	$1,861	$2,273	$1,826
Average non-accrual debt investments at cost(2)	$190	$182	$189	$188
Effective interest rate on debt investments	10.6%	9.1%	9.4%	9.3%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	8.6%	9.3%	8.9%	9.1%
Structured Products investments at cost(1)	$518	$733	$539	$689
Effective interest rate on Structured Products investments	16.1%	18.1%	15.6%	16.4%
Debt and Structured Products investments at cost(1)	$2,644	$2,594	$2,812	$2,515
Effective interest rate on debt and Structured Products investments	11.7%	11.6%	10.6%	11.2%
Average daily one-month LIBOR	0.4%	0.2%	0.4%	0.2%
Equity investments at cost(1)(3)	$515	$800	$640	$945
Effective dividend yield on equity investments(3)	3.3%	8.4%	14.8%	4.5%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	3.3%	3.2%	9.8%	2.7%
Debt, Structured Products and equity investments at cost(1)(3)	$3,159	$3,394	$3,452	$3,460
Effective yield on debt, Structured Products and equity investments(3)	10.3%	10.9%	11.4%	9.4%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	9.0%	9.8%	10.1%	8.8%
 ——————————

(1)	Monthly weighted average of investments at cost. Excludes SFRL investments.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM.

Debt Investments

Interest income on debt investments decreased by $9 million, or 14%, and by $20 million, or 16%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to a decrease in interest income on our Senior Floating Rate Loan portfolio of $24 million and $43 million, respectively, which was partially offset by an increase in our weighted average debt investments outstanding at cost as well as a net positive impact from non-accrual investments. Our weighted average debt investments outstanding at cost, excluding SFRL investments, increased by $265 million and $447 million, respectively, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily as a result of new Sponsor Finance investments. The average non-accrual debt investments outstanding increased from $182 million and $188 million during the three and six months ended June 30, 2015, respectively, to $190 million and $189 million during the three and six months ended June 30, 2016, respectively.
When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three and six months ended June 30, 2016, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $11 million and $5 million, respectively, as a result of debt investments being removed from non-accrual, which had an approximate 200 basis point and 50 basis point positive impact, respectively, on the effective interest rate on debt investments. For the three months ended June 30, 2015, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $1 million as a result of debt investments being placed on non-accrual, which had an approximate 20 basis point negative impact on the effective interest rate on debt investments. For the six months ended June 30, 2015, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $1 million as a result of debt investments being removed from non-accrual, which had an approximate 20 basis point positive impact on the effective interest rate on debt investments.

Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, decreased by $13 million for the three months ended June 30, 2016, over the comparable period in 2015, primarily due to exits as well as the recording of net reserves on uncollected accrued dividend income recorded in prior periods as a result of preferred equity investments being placed on non-accrual. Dividend income from equity investments, excluding ACAM, increased by $27 million for the six months ended June 30, 2016, over the comparable period in 2015, primarily due to the recording of additional PIK dividend income on uncollected PIK dividend income recorded in prior periods as a result of preferred equity investments being removed from non-accrual as well as an $18 million increase in dividend income for non-recurring dividends. As a result, the monthly weighted average effective dividend yield on equity investments was 3.3% and 14.8% for the three and six months ended June 30, 2016, respectively.
When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the six months ended June 30, 2016, we recorded dividend income for the reversal of reserves on accrued PIK dividend income attributable to prior periods from preferred stock investments of $16 million, which had an approximate 500 basis point positive impact on the effective dividend yield on equity investments. For the three and six months ended June 30, 2015, we recorded dividend income for the reversal of reserves of accrued PIK dividend income attributable to prior periods from preferred stock investments of $10 million and $8 million, respectively, which had an approximate 520 basis point and 180 basis point positive impact, respectively, on the effective dividend yield on equity investments
For the three and six months ended June 30, 2016, we recorded $2 million and $24 million of dividend income for non-recurring dividends on equity investments, respectively, and $3 million and $6 million, respectively, for the comparable periods in 2015.
Equity Investments - ACAM

Dividend income from ACAM increased by $4 million, or 14%, and by $5 million, or 9%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to an increase in the funds under management of ACAM, primarily ACAS CLO 2015-2 and ACAS CLO Fund I, as well as $9 million of incentive fees received from ACE III, which was partially offset by reduced dividend income for the management of AGNC and MTGE due to a decrease in the assets under management for these funds.
During the three and six months ended June 30, 2016, we received an additional $5 million and $6 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM and $3 million and $6 million, respectively, for the comparable periods in 2015.
Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees increased by $6 million, or 200%, and by $3 million, or 38%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to an increase in financial advisory fees.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three and six months ended June 30, 2016 were $5 million and $11 million, respectively, and $8 million and $15 million, respectively, for the comparable periods in 2015.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing portfolio transactions, which may not be recurring in nature. These fees amounted to $7 million and $12 million for the three and six months ended June 30, 2016, respectively, and $6 million and $10 million, respectively, for the comparable periods in 2015.

Operating Expenses
Operating expenses consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest	$15	$20	$30	$37
Salaries, benefits and stock-based compensation	27	32	53	62
Severance related costs	—	—	8	10
European Capital management fees	2	4	4	8
General and administrative	27	15	44	30
Total operating expenses	$71	$71	$139	$147
Interest
Interest expense decreased by $5 million, or 25%, and by $7 million, or 19%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to a decrease in the daily weighted average debt balance. The weighted average interest rate on all of our borrowings, including amortization and write-off of deferred financing costs and discounts, for the three and six months ended June 30, 2016 was 7.3% and 6.5%, respectively, compared to 3.7% and 3.6%, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs and discounts, for the three and six months ended June 30, 2016 was 4.9% and 4.7%, respectively, compared to 3.1% and 3.1%, respectively, for the comparable periods in 2015.
Salaries, Benefits and Stock-based Compensation and Severance Related Costs
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Base salaries	$10	$12	$20	$24
Incentive compensation	11	10	19	21
Benefits	2	3	5	7
Stock-based compensation	4	7	9	10
Severance related costs	—	—	8	10
Total salaries, benefits and stock-based compensation and severance related costs	$27	$32	$61	$72
Salaries, benefits and stock-based compensation and severance related costs decreased by $5 million, or 16%, and $11 million, or 15%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to a reduction in base salaries, stock-based compensation and incentive compensation due to workforce reductions.
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in workforce reductions and the closing of two of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the six months ended June 30, 2016, we recorded charges for both severance and related employee costs of $8 million, including $2 million from the modification of stock options and $6 million of severance costs for additional workforce reductions during 2016. During the six months ended June 30, 2015, we recorded charges for severance and related employee costs of $10 million, including $4 million from the modification of stock options and $6 million for severance costs for additional workforce reductions during the quarter.
As of June 30, 2016, we employed 292 full-time employees, which included 119 employees at ACAM, compared to 369 full-time employees as of June 30, 2015. Compensation expense for ACAM employees is not included in our consolidated expenses as the financial results of ACAM are not consolidated with our financial results.

European Capital Management Fees
Management fees represent fees charged by European Capital Asset Management Limited, a wholly-owned subsidiary of ACAM, to European Capital for management and other services during the quarter. These fees are recorded as operating revenue in ACAM’s statement of operations and are a component of the dividend income we receive from ACAM.
General and Administrative
General and administrative expenses increased by $12 million, or 80%, and $14 million, or 47%, for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to $13 million and $18 million, respectively, of transaction costs associated with our strategic review process.
Tax Benefit (Provision)
Our tax benefit (provision) consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax provision - net operating income	$(25)	$(30)	$(45)	$(58)
Tax benefit - net realized gain (loss)	4	12	16	55
Tax benefit (provision) - net unrealized (depreciation) appreciation	47	—	52	(76)
Total tax benefit (provision)	$26	$(18)	$23	$(79)
The tax provision - net operating income decreased by $5 million and $13 million, respectively, for the three and six months ended June 30, 2016, over the comparable periods in 2015, primarily due to a reduction in PIK dividend accruals as PIK dividends are treated as capital in nature and recorded at an effective tax rate of 0%, as compared to ordinary interest and dividends, which have an effective tax rate of approximately 39%. Additionally, the effective tax rate was reduced for certain non-recurring dividends on equity investments received in the first quarter of 2016 that were excluded from taxable income.
The tax benefit - net realized gain (loss) decreased by $8 million and $39 million, respectively, for the three and six months ended June 30, 2016, over the comparable periods in 2015, primarily due to the relative amounts of realizations treated as capital losses, which have an effective tax rate of 0%, as compared to losses that reduce ordinary income, which have an effective tax rate of approximately 39%.
The tax benefit (provision) - net unrealized (depreciation) appreciation increased by $47 million and $128 million, respectively, for the three and six months ended June 30, 2016, over the comparable periods in 2015, primarily due to the relative amounts of unrealized appreciation that will be treated as capital gains upon exit, which have an effective tax rate of 0%, as compared to gains that increase ordinary income, which have an effective tax rate of approximately 39%.

Net Realized Gain (Loss)
Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SEHAC Holding Corporation	$225	$—	$225	$—
Mobipark S.A.S.	42	—	42	—
MW Acquisition Corporation	42	—	42	—
Bensussen Deutsch & Associates, LLC	16	—	16	—
Other, net	22	8	28	13
Total gross realized portfolio gain	347	8	353	13

WIS Holding Company, Inc.	(122)	—	(122)	—
ECA Acquisition Holdings, Inc.	(26)	—	(26)	—
ASAP Industries Holdings, LLC	—	—	(50)	—
WRH, Inc.	—	(225)	—	(225)
Alcami Holdings LLC	—	—	—	(168)
TestAmerica Environmental Services, LLC	—	—	—	(28)
Fosbel Holding, Inc.	—	(19)	—	(19)
Contour Semiconductor, Inc.	—	(18)	—	(18)
Other, net	(8)	(30)	(47)	(45)
Total gross realized portfolio loss	(156)	(292)	(245)	(503)
Total net realized portfolio gain (loss)	191	(284)	108	(490)
Foreign currency transactions	(4)	3	(4)	1
Derivative agreements	—	1	(5)	(1)
WRH, Inc. Equity Option	—	45	—	45
Long term incentive plan liability	—	—	(12)	(46)
Tax benefit	4	12	16	55
Total net realized gain (loss)	$191	$(223)	$103	$(436)

The following are summary descriptions of portfolio companies with realized gains or losses equal to or greater than $30 million.
In the second quarter of 2016, our portfolio company, SEHAC Holding Corporation, was sold. As part of the sale, we received $227 million in cash proceeds, realizing a gain of $225 million, which was partially offset by a reversal of unrealized appreciation of $219 million. We also expect to receive $10 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2016, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the second quarter of 2016, our portfolio company, Mobipark S.A.S, was sold. As part of the sale, we received $60 million in cash proceeds, realizing a gain of $42 million, which was fully offset by a reversal of unrealized appreciation of $42 million. We also expect to receive $1 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2016, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the second quarter of 2016, our portfolio company, MW Acquisition Corporation, was sold. As part of the sale, we received $94 million in cash proceeds, realizing a gain of $42 million, which was fully offset by a reversal of unrealized appreciation of $45 million. We also expect to receive $3 million of additional cash proceeds from this sale that remain held in a sale escrow as of June 30, 2016, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the second quarter of 2016, we wrote off our portfolio company, WIS Holding Company, Inc., realizing a loss of $122 million, which was fully offset by a reversal of unrealized depreciation of $122 million.
In the first quarter of 2016, we wrote off our portfolio company, ASAP Industries Holdings, LLC, realizing a loss of $50 million, which was fully offset by a reversal of unrealized depreciation of $50 million.

As discussed in Note 13 to our interim consolidated financial statements in this Form 10-Q, on April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies (Affordable Care Holding Corp., Avalon Laboratories Holding Corp., CIBT Investment Holdings, LLC, FAMS Acquisition, Inc., Mirion Technologies, Inc., PHI Acquisitions, Inc. and SMG Holdings, Inc.) to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. We recognized a realized loss of $225 million on our WRH, Inc. equity investment offset by a (i) reversal of unrealized depreciation on the investment of $115 million, (ii) reversal of unrealized depreciation on the Equity Option of $65 million and (iii) realized gain on the Equity Option of $45 million.
In the first quarter of 2015, as a result of a restructuring transaction and the conversion of certain of our debt investments to equity investments, we wrote off a portion of our equity investments in Alcami Holdings LLC, realizing a loss of $168 million, which was fully offset by a reversal of unrealized depreciation of $168 million.
As discussed in Note 7 to our interim consolidated financial statements included in this Form 10-Q, European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, European Capital Asset Management Limited, a wholly-owned subsidiary of ACAM, under Long Term Incentive Plans. During the six months ended June 30, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized gain (loss) and net unrealized (depreciation) appreciation in our consolidated statements of operations.
During the six months ended June 30, 2016, we made $4 million in early termination payments to terminate our derivative agreements, which were fully offset by a reversal of unrealized depreciation of $4 million.
Net Unrealized Appreciation (Depreciation)
The following table itemizes the change in our net unrealized appreciation (depreciation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross unrealized appreciation of American Capital One Stop Buyouts®	$14	$28	$144	$97
Gross unrealized depreciation of American Capital One Stop Buyouts®	(37)	(37)	(142)	(102)
Gross unrealized appreciation of Sponsor Finance and Other Investments	53	22	63	45
Gross unrealized depreciation of Sponsor Finance and Other Investments	(6)	(27)	(42)	(50)
Gross unrealized appreciation of European Capital investments	13	21	20	51
Gross unrealized depreciation of European Capital investments	(9)	(15)	(5)	(43)
Net unrealized depreciation of ACAM	(28)	(10)	(179)	(14)
Net unrealized (depreciation) appreciation of Senior Floating Rate Loans	—	(11)	(2)	10
Net unrealized appreciation (depreciation) of Structured Products investments	20	(11)	(10)	(14)
Reversal of prior period net unrealized (appreciation) depreciation upon realization	(181)	180	(84)	389
Net unrealized (depreciation) appreciation of portfolio investments	(161)	140	(237)	369
Foreign currency translation - European Capital investments	(14)	11	(26)	39
Foreign currency translation - other	3	2	7	(7)
Derivative agreements and other	(6)	—	7	43
WRH, Inc. Equity Option	—	65	—	28
Tax benefit (provision)	47	—	52	(76)
Net unrealized (depreciation) appreciation	$(131)	$218	$(197)	$396
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the three months ended June 30, 2016, American Capital One Stop Buyouts® experienced $23 million of net unrealized depreciation primarily driven by companies that are currently in a sales process. For the six months ended June 30, 2016, American Capital One Stop Buyouts® experienced $2 million of net unrealized appreciation primarily driven by companies that were in a sales process. For the three and six months ended June 30, 2015, American Capital One Stop Buyouts® experienced $9 million and $5 million, respectively, of net unrealized depreciation primarily driven by specific company performance.
Sponsor Finance and Other Investments
For the three months ended June 30, 2016, Sponsor Finance and Other Investments experienced $47 million of net unrealized appreciation primarily driven by portfolio companies that are currently in a sales process as well as narrowing investment spreads. For the six months ended June 30, 2016, Sponsor Finance and Other Investments experienced $21 million of net unrealized appreciation, primarily driven by portfolio companies that are currently in a sales process as well as specific company performance, partially offset by $13 million of unrealized depreciation associated with the payment of a non-recurring cash dividend on equity investments. For the three and six months ended June 30, 2015, Sponsor Finance and Other Investments experienced $5 million of net unrealized depreciation primarily driven by specific company performance.
European Capital
For the three and six months ended June 30, 2016, we recorded $4 million and $15 million, respectively, of net unrealized appreciation on the consolidated European Capital investment portfolio. For the three and six months ended June 30, 2015, we recorded $6 million and $8 million, respectively, of net unrealized appreciation on the consolidated European Capital investment portfolio. For the three and six months ended June 30, 2016, we recorded unrealized depreciation of $14 million and $26 million, respectively, for foreign currency translation on the European Capital investment portfolio. For the three and six months ended June 30, 2015, we recorded unrealized appreciation of $11 million and $39 million, respectively, for foreign currency translation on the European Capital investment portfolio.
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
American Capital Asset Management, LLC
ACAM had a cost basis and fair value of $622 million and $990 million, respectively, as of June 30, 2016. During the three months ended June 30, 2016, we recognized $28 million of unrealized depreciation on our investment in ACAM primarily due to the sale of ACMM on July 1, 2016. During the six months ended June 30, 2016, we recognized $179 million of unrealized depreciation on our investment in ACAM, primarily due to a reduction in projected management fees for managing AGNC and MTGE due to a decrease in the equity capital of each company as a result of share repurchases and net realized losses, as well as the unrealized depreciation related to the sale of ACMM on July 1, 2016. During the three and six months ended June 30, 2015, we recognized $10 million and $14 million, respectively, of unrealized depreciation on our investment in ACAM.
Structured Products Investments
American Capital has investments in Structured Products with a cost basis and fair value of $522 million and $359 million, respectively, as of June 30, 2016. During the three and six months ended June 30, 2016, we collected cash proceeds of $36 million and $112 million, respectively, from Structured Products investments, of which $15 million and $70 million, respectively, was deemed a return of capital and $21 million and $42 million, respectively, was recognized as interest income. During the three and six months ended June 30, 2015, we collected cash proceeds of $219 million and $334 million, respectively, from our Structured Products investments, of which $186 million and $277 million, respectively, was deemed a return of capital and $33 million and $57 million, respectively, was recognized as interest income. During the three months ended June 30, 2016, we recorded $20 million of net unrealized appreciation in Structured Products investments primarily due to higher dealer marks and increased secondary trading as well as an increase in loan prices. During the six months ended June 30, 2016, we recorded $10 million of net unrealized depreciation in Structured Products investments primarily due to decreasing spreads on underlying collateral as certain investments are nearing the end of their life. During the three and six months ended June 30, 2015, we recorded $11 million and $14 million, respectively, of net unrealized depreciation in Structured Products investments primarily due to decreasing spreads on underlying collateral as investments are nearing the end of their life.
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
During the three months ended June 30, 2016, we recorded $6 million of net unrealized depreciation from derivative agreements and other, primarily due to unrealized depreciation on Redeemable Preferred Shares. During the three months ended June 30, 2015, we recorded $65 million of unrealized appreciation on the WRH, Inc. Equity Option, primarily due to the reversal of unrealized depreciation from ACE III’s exercising of the Equity Option on April 1, 2015. During the six months ended June 30, 2016 and 2015, we recorded $7 million and $43 million, respectively, of net unrealized appreciation from derivative agreements and other, primarily due to the reversal of unrealized depreciation on the redemption of Redeemable Preferred Shares.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio and cash and cash equivalents. As of June 30, 2016, we had $881 million of cash and cash equivalents and $33 million of restricted cash and cash equivalents. During the six months ended June 30, 2016 and 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments.
Operating, Investing and Financing Cash Flows
For the six months ended June 30, 2016 and 2015, net cash provided by operations was $123 million and $72 million, respectively. Our cash flow from operations for the six months ended June 30, 2016 and 2015 was primarily from the collection of interest, dividends and fees on our investment portfolio, less operating expenses and the redemption of Redeemable Preferred Shares.
For the six months ended June 30, 2016, net cash provided by investing activities was $1,200 million. For the six months ended June 30, 2015, net cash used in investing activities was $820 million. Our cash flow from investing activities included cash proceeds from the realization of portfolio investments totaling $1,512 million and $819 million for the six months ended June 30, 2016 and 2015, respectively. Our cash flow used in investing activities included purchases and origination of investments totaling $314 million and $1,738 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had portfolio investments totaling $4.1 billion at fair value, including $2.2 billion in debt investments, $1.5 billion in equity investments and approximately $0.4 billion in Structured Products investments. However, a majority of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the six months ended June 30, 2016, net cash used in financing activities was $924 million. For the six months ended June 30, 2015, net cash provided by financing activities was $358 million. The primary use of cash from financing activities during the six months ended June 30, 2016 was payments on our revolving credit facilities of $472 million and repurchases of our common stock of $477 million. Our cash flow from financing activities during the six months ended June 30, 2015 was primarily from proceeds received on our revolving credit facilities of $465 million partially offset by $93 million for repurchases of our common stock.
Debt Capital
As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2016, our borrowings, excluding deferred financing costs and discounts, were $791 million and our asset coverage was 658%. See Note 5 to our interim consolidated financial statements included in this Form 10-Q for further discussion of our borrowings.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of June 30, 2016, our NAV was $20.77 per share and our closing market price was $15.83 per share.
Our Board of Directors authorized the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. On May 16, 2016, our Board of Directors suspended the share repurchase program for an indefinite period, and under the Merger Agreement, we agreed to make no further repurchases of our common stock.
During the three and six months ended June 30, 2016, we repurchased a total of 11.5 million and 32.7 million shares, respectively, of our common stock in the open market for $180 million and $477 million, respectively, at an average price of $15.74 per share and $14.58 per share, respectively. During the three months ended June 30, 2015, we repurchased a total of 6.5 million shares of our common stock in the open market for $93 million at an average price of $14.32 per share. See Note 9 to our interim consolidated financial statements included in this Form 10-Q for further discussion of the share repurchase program.
Commitments
 As of June 30, 2016, we had commitments under loan and financing agreements to fund up to $134 million to 17 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of June 30, 2016, European Capital and its affiliates had commitments of $55 million to fund European Capital UK SME Debt LP and $85 million to fund European Capital Private Debt LP. In addition, as of June 30, 2016, ACAM had a commitment of $112 million to American Capital Equity III, LP, which is expected to be funded by an equity investment from American Capital. See Note 13 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.

Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status.
American Capital Non-Performing Loans
As of June 30, 2016, American Capital loans on non-accrual status for 8 portfolio companies had a cost basis and fair value of $196 million and $129 million, respectively. As of June 30, 2016 and December 31, 2015, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Current	$1,971	$2,276
0 - 30 days past due	—	—
31 - 60 days past due	5	—
61 - 90 days past due	—	—
Greater than 90 days past due	13	—
Total past due accruing loans at cost	18	—
Non-accruing loans at cost	196	185
Total loans at cost	$2,185	$2,461
Non-accruing loans at fair value	$129	$103
Total loans at fair value	$2,125	$2,352
Non-accruing loans at cost as a percent of total loans at cost	9.0%	7.5%
Non-accruing loans at fair value as a percent of total loans at fair value	6.1%	4.4%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	65.8%	55.7%
Non-accruing loans at cost increased $11 million from December 31, 2015 to June 30, 2016 primarily due to $72 million of loans placed on non-accrual status due to weaker portfolio company performance, $15 million of fundings on prior period unfunded commitments and $2 million of PIK allowance reversals, partially offset by $61 million of exits and write-offs and $4 million for reserves of accrued PIK interest. In addition, the cost basis of existing non-accrual loans decreased by $14 million.
During the first quarter of 2015, we recapitalized one portfolio company by exchanging our loan for preferred equity securities that had a cost basis and fair value of $59 million.

European Capital Non-Performing Loans
As of June 30, 2016, European Capital loans on non-accrual status for 4 portfolio companies had a cost basis and fair value of $95 million and $32 million, respectively. As of June 30, 2016 and December 31, 2015, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Current	$25	$92
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	95	95
Total loans at cost	$120	$187
Non-accruing loans at fair value	$32	$18
Total loans at fair value	$51	$107
Non-accruing loans at cost as a percent of total loans at cost	79.2%	50.8%
Non-accruing loans at fair value as a percent of total loans at fair value	62.7%	16.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	33.7%	18.9%
Non-accruing loans at cost remained stable from December 31, 2015 to June 30, 2016.
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
As of June 30, 2016, approximately 15% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 62% were at variable rates with interest rate floors, primarily three-month LIBOR, 4% were at variable rates with no interest rate floors and 19% were on non-accrual status (4% of loans on non-accrual status were at variable rates). Additionally, as of June 30, 2016, approximately 56% of our borrowings bear interest at variable rates with a 0.75% interest rate floor and 44% of our borrowings bear interest at fixed rates. The three-month LIBOR rate was 0.7% as of June 30, 2016.
Based on our June 30, 2016 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily three-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Earnings
Up 400 basis points	$60	$17	$43	$43
Up 300 basis points	$44	$13	$31	$31
Up 200 basis points	$27	$8	$19	$19
Up 100 basis points	$10	$4	$6	$6
Down 100 basis points	$(1)	$—	$(1)	$(1)
Foreign Currency Risks
We have a number of investments in portfolio companies, primarily the European Capital investment portfolio, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. As of June 30, 2016, the cumulative translation adjustment, net of tax, recorded in our consolidated balance sheets was $(98) million, due to the translation of European Capital’s balance sheet as of June 30, 2016.

As of June 30, 2016, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of June 30, 2016. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $23 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2016, the fair value of 88% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On or about June 24, 2016, Larry Sutton filed a putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital's board of directors in the Circuit Court for Montgomery County, Maryland in connection with the mergers. The action alleges that the American Capital's directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed mergers. The complaint further alleges that the directors exacerbated this failure by including deal protection devices in the proposed mergers that precluded other bidders from making a higher offer to American Capital. A purported claim is asserted against Ares Capital, among others, for aiding and abetting American Capital's directors' alleged breaches of their fiduciary duties. The complaint seeks to enjoin the shareholder vote on the proposed merger between Ares Capital and American Capital until the company adopts a process to obtain a merger providing the best available terms for the shareholders. In the event that the proposed mergers are completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. American Capital believes that these claims are without merit and intends to vigorously defend against them.
On or about July 12, 2016, Renee J. Bercury, Renee J. Bercury IRA, William T. Bercury, William T. Bercury IRA, Atha P. Bercury, John G. Bercury, and Bercury Homes, Ltd. filed a putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital's board of directors in the Circuit Court for Montgomery County, Maryland. The action alleges that American Capital's directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed mergers. The complaint further alleges that the proposed merger was the product of flawed sales process due to the directors' conflicts of interest and use of deal protection devices in the proposed merger with Ares Capital that precluded other bidders from making a higher offer to American Capital. A purported claim is asserted against Ares Capital, among others, for aiding and abetting American Capital's directors' alleged breaches of their fiduciary duties. The complaint seeks to enjoin the shareholder vote on the merger until the company adopts a process to obtain a merger providing the best available terms for the shareholders. In the event that the proposed mergers are consummated, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. American Capital believes that these claims are without merit and intends to vigorously defend against them.
On or about July 21, 2016, Garry Tischler filed a putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital's board of directors in the Circuit Court for Montgomery County, Maryland. The action alleges that American Capital's directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed mergers. The complaint further alleges that the proposed merger was the product of flawed sales process due to the directors' conflicts of interest, reliance an allegedly conflicted financial advisor to evaluate the fairness of the merger consideration and use of deal protection devices in the proposed merger with Ares Capital that precluded other bidders from making a higher offer to American Capital. A purported claim is asserted against Ares Capital, among others, for aiding and abetting American Capital's directors' alleged breaches of their fiduciary duties. The complaint seeks to enjoin the shareholder vote on the merger until the company adopts a process to obtain a merger providing the best available terms for the shareholders. In the event that the proposed mergers are consummated, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. American Capital believes that these claims are without merit and intends to vigorously defend against them.
On or about July 27, 2016, Paul Barba filed a putative shareholder class action allegedly on behalf of all holders of the common stock of American Capital against the members of the American Capital’s board of directors in the Circuit Court for Montgomery County, Maryland. The action alleges that the American Capital’s directors failed to adequately discharge their fiduciary duties to the shareholders of American Capital by failing to take steps necessary to obtain for the shareholders the highest value available in the marketplace for their shares in the proposed mergers. The complaint further alleges that the proposed merger was the product of flawed sales process due to the directors' conflicts of interest, reliance an allegedly conflicted financial advisor to evaluate the fairness of the merger consideration and use of deal protection devices in the proposed merger with Ares Capital that precluded other bidders from making a higher offer to American Capital. The complaint seeks to enjoin the shareholder vote on the merger until the company adopts a process to obtain a merger providing the best available terms for the shareholders. In the event that the proposed mergers are consummated, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. American Capital believes that these claims are without merit and intends to vigorously defend against them.

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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are not the only risks facing our Company.
Risks Related to Our Business and Structure
Future adverse market and economic conditions could cause harm to our operating results
Past recessions have had a significant negative impact on the operating performance and fair value of our portfolio investments. We have experienced losses during those recessions. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to repay our debt investments, may be unable to be sold at a price that would allow us to recover our investments, or may be unable to operate during such recession. Such portfolio company performance could have a material adverse effect on our business, financial condition and results of operations. In addition, the referendum vote in June 2016 by the United Kingdom to leave the European Union (commonly referred to as “Brexit”) has led to further disruption and instability in the global markets. There can be no assurance these market conditions will not continue or worsen in the future.
We may be dependent on the availability of debt financing to support our operations and growth. Any future indebtedness would increase our exposure, which would likely limit our operational and financing flexibility and negatively impact our business
Our ability to continue to operate as a standalone business will be dependent on our ability to raise additional financing. To the extent that this consists of debt, it will increase our liabilities, require additional cash flow to service such debt and will most likely contain restrictive covenants limiting our financial and operational flexibility. There can be no assurance that such additional financing will be available on favorable terms or at all. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet our business objectives, our share price may fall and investors may lose some or all of their investment. If we raise funds by issuing equity securities, or if our outstanding options or warrants are exercised, the percentage ownership of our then stockholders will be reduced.
Risks Relating to Merger with Ares Capital
On May 23, 2016, we entered into the Merger Agreement with Ares Capital and certain other parties as set forth in the Merger Agreement, pursuant to which: (1) Orion Acquisition Sub, Inc., a wholly owned subsidiary of Ares Capital, will merge with and into us, with American Capital being the surviving entity in such merger and a wholly owned subsidiary of Ares Capital, (which we refer to as the “Merger”) and (2) ACAM will merge with and into Ivy Hill Asset Management, L.P., a wholly owned portfolio company of Ares Capital (“IHAM”) with IHAM being the surviving entity in such merger and a wholly owned subsidiary of Ares Capital, (which we refer to as the “ACAM Merger” and, together with the Merger, the “Mergers”). Immediately thereafter, we plan to convert into a Delaware limited liability company and withdraw our election as a business development company as defined under the Investment Company Act of 1940, as amended (“1940 Act”). The Mergers and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Transactions.”
We may fail to complete the Transactions
While there can be no assurances as to the exact timing, or that the Transactions will be completed at all, we expect to complete the Transactions as early as the fourth quarter of 2016. The completion of the Transactions is subject to certain conditions, including, among others, our stockholder approval, Ares Capital stockholder approval, required regulatory approvals, receipt of certain third-party consents and other customary closing conditions. We intend to complete the Transactions as soon as possible; however, we cannot assure stockholders that the conditions required to complete the Transactions will be satisfied or waived on the anticipated schedule, or at all.
If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we or Ares Capital may be required to pay each other a termination fee of $140 million.

Our board of directors considered the results of negotiations with Elliott Associates, L.P., a Delaware limited partnership (“Elliott”), Elliott International, L.P., a Cayman Islands limited partnership (“Elliott International”) and Elliott International Capital Advisors Inc., a Delaware corporation (“EICA” and together with Elliott and Elliott International, the “Elliott Parties”). If the Merger Agreement is terminated for any reason, our board of directors will be reconstituted pursuant to the terms of the settlement agreement between us and the Elliott Parties, which includes, among other terms, (1) setting the size of our board of directors at ten directors and (2) appointing one director selected by the Elliott Parties and three additional independent directors to be mutually agreed upon by us and the Elliott Parties to replace four of our incumbent board of directors. In addition, if the Merger Agreement is terminated for any reason, the terms of the settlement agreement require our board of directors to establish a new strategic review committee to conduct a strategic review of our business and make recommendations to our board of directors regarding business strategy. If the Merger Agreement is terminated for any reason, both the new strategic review committee and the changes in the composition of our board of directors could materially affect our business strategy.
Litigation filed against us and our board of directors and certain parties to the Merger Agreement, could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers
We are aware that four lawsuits have been filed by our stockholders challenging the Mergers. Each of these suits is filed as a stockholder class action. These actions assert claims against the members of our board of directors and us alleging that the Merger Agreement is the product of a flawed sales process and that our directors breached their fiduciary duties by facilitating the acquisition of American Capital by Ares Capital for inadequate consideration and agreeing to lock up the Transaction with deal protection devices that preclude other bidders from making a successful competing offer for American Capital. The lawsuits also claim that American Capital, ACAM, ACMM, AGNC, Ares Capital and certain affiliates of Ares Capital aided and abetted our directors' alleged breaches of fiduciary duties. The lawsuits demand, among other things, a preliminary and permanent injunction enjoining the Mergers and rescinding the transaction or any part thereof that may be implemented. These legal proceedings could delay or prevent the Transactions from becoming effective within the agreed upon timeframe or at all, and, if the Mergers are completed, may be material to the results of operations, cash flows or financial condition of the combined company. It is possible that third parties could try to seek to impose liability against the combined company in connection with this matter or other potential legal proceedings.
If the Transactions do not close, we will not benefit from the expenses incurred in its pursuit
The Transactions may not be completed. If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Transactions for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Transactions are not completed.
Termination of the Merger Agreement could negatively impact us
If the Merger Agreement is terminated, there may be various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Transactions, without realizing any of the anticipated benefits of completing the Transactions;

•	the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Transactions will be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price Ares Capital has agreed to pay in the Transactions; and

•
the payment of any termination fee or reverse termination fee or reimbursement of the counterparties' fees and expenses, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we and Ares Capital are obligated to pay each other a termination fee upon termination of the Merger Agreement
No assurance can be given that the Transactions will be completed. The Merger Agreement provides for the payment by us to Ares Capital of a termination fee of $140 million if the Merger Agreement is terminated by us or Ares Capital under certain circumstances. If our stockholders do not adopt the Merger Agreement and the Merger Agreement is terminated, we will be required to reimburse Ares Capital for its expenses up to $15 million, which amount will reduce, on a dollar for dollar basis, any termination fee that becomes payable by us to Ares Capital. In addition, the Merger Agreement provides for a payment by Ares Capital to us of a reverse termination fee of $140 million under certain other circumstances. If the issuance of the shares of Ares Capital common stock to be issued pursuant to the Merger Agreement (including, if applicable, at a price below its then current net asset value per share) does not receive required stockholder and other 1940 Act approvals, if any, and the Merger Agreement is terminated, Ares Capital will be required to reimburse us for our expenses up to $15 million, which amount will reduce, on a dollar for dollar basis, any termination fee that becomes payable by Ares Capital to us.

The Merger Agreement limits each of our and Ares Capital's ability to pursue alternatives to the Transactions; however, in specified circumstances, we or Ares Capital may terminate the Merger Agreement to accept a superior proposal
Under the Merger Agreement, we and Ares Capital have agreed not to (1) take certain actions to solicit proposals relating to alternative transactions or (2) subject to certain exceptions, including the receipt of a “superior proposal” (as such term is defined in the Merger Agreement), enter into discussions or an agreement concerning, or provide confidential information in connection with, any proposals for alternative transactions. However, in specified circumstances, we or Ares Capital may terminate the Merger Agreement to enter into a definitive agreement with respect to a “superior proposal” prior to obtaining approval of the adoption of the Merger Agreement or the issuance of the shares of Ares Capital common stock to be issued pursuant to the Merger Agreement (including, if applicable, at a price that is below its then current net asset value per share), as applicable, from its stockholders, and we or Ares Capital, as applicable, could be required to pay to the other party a termination fee of $140 million.
Under certain circumstances, upon termination of the Merger Agreement, we could be required to pay to Ares Capital a termination fee of $140 million or Ares Capital could be required to pay to us a reverse termination fee of $140 million. These provisions, which are typical for transactions of this type, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition even if such potential competing acquiror were prepared to pay consideration with a higher per share market price than the price per share market price to be paid by Ares Capital pursuant to the Merger Agreement or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Transactions are subject to closing conditions, including certain stockholder approvals that, if not satisfied or waived, will result in the Transactions not being completed, which may result in material adverse consequences to our business and operations
The Transactions are subject to closing conditions, including certain approvals of our and Ares Capital's respective stockholders that, if not satisfied, will prevent the Transactions from being completed. The closing condition that our stockholders adopt the Merger Agreement may not be waived under applicable law and must be satisfied for the Transactions to be completed. We currently expect that all of our directors and executive officers will vote their shares of our common stock in favor of the proposals presented at our annual meeting required to complete the Transactions. If our stockholders do not adopt the Merger Agreement and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations.
In addition to the required approvals of our and Ares Capital stockholders, the Transactions are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.
We and Ares Capital may waive one or more conditions to the Transactions without resoliciting stockholder approval
Certain conditions to our and Ares Capital's obligations to complete the Transactions may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and Ares Capital. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Transactions without seeking further stockholder approval. The conditions requiring the approval of our and Ares Capital's stockholders, however, cannot be waived.
Certain persons related to us have interests in the Transactions that differ from the interests of our stockholders
Certain persons related to us have financial interests in the Transactions that are different from, or in addition to, the interests of our stockholders. The members of our board of directors were aware of and considered these interests, among other matters, in evaluating and negotiating the Merger Agreement and the Transactions and in recommending to our stockholders that the Merger Agreement be adopted.
We will be subject to business uncertainties and contractual restrictions while the Transactions are pending
Uncertainty about the effect of the Transactions may have an adverse effect on us and, consequently, on the combined company following completion of the Transactions. These uncertainties may impair our ability to retain and motivate key personnel until the Transactions are completed and could cause those that deal with us to seek to change their existing business relationships with us. Retention of certain employees may be challenging during the pendency of the Transactions, as certain employees may experience uncertainty about their future following completion of the Transactions. If our key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain affiliated with the combined company following completion of the Transactions, the combined company's business following the completion of the Transactions could be harmed. In addition, the Merger Agreement restricts us from taking actions that it might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Transactions.

In addition, if the Merger Agreement is terminated and prior to the termination, we lose key personnel, our business could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program
Our Board of Directors authorized the purchase of $600 million to $1 billion of common stock through June 30, 2016 at prices per share below 85% of our most recent quarterly NAV per share, subject to certain conditions. We entered into a Rule 10b5-1 trading plan to undertake accretive share repurchases on a non-discretionary basis up to the $1 billion limit. On May 16, 2016, our Board of Directors suspended the share repurchase program for an indefinite period, and under the Merger Agreement, we agreed to make no further repurchases of our common stock. The following table provides information for the quarter ended June 30, 2016, regarding shares of our common stock that we repurchased in the open market and were subsequently retired (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2016 through April 29, 2016	7.3	$15.64	7.3	N/A
May 2, 2016 through May 17, 2016	4.2	$15.90	4.2	N/A
Second Quarter 2016	11.5	$15.74	11.5	N/A

(1)	All shares were purchased by us pursuant to the share repurchase program described in footnote 2 below.

(2)	Under the program, we will consider quarterly setting an amount to be utilized for share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

*2.1.
Agreement and Plan of Merger, dated May 23, 2016, by and among American Capital, Ltd., Ares Capital Corporation, Orion Acquisition Sub, Inc., Ivy Hill Asset Management, L.P., Ivy Hill Asset Management GP, LLC, American Capital Asset Management, LLC and, solely with respect to certain provisions thereto, Ares Capital Management LLC, incorporated herein by reference to Exhibit 2.1 to Form 8-K (File No. 814-00149), filed May 25, 2016.

*2.2.
Purchase and Sale Agreement, dated May 23, 2016, by and among American Capital Asset Management, LLC, American Capital Mortgage Management, LLC, American Capital Ltd. and American Capital Agency Corp., incorporated herein by reference to Exhibit 2.2 to Form 8-K (File No. 814-00149), filed May 25, 2016.

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

*10.1.
Form of Stockholder Voting and Support Agreement, dated May 23, 2016, by and between Ares Capital Corporation and certain members of the senior management team and board of directors of American Capital, Ltd., incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149), filed May 25, 2016.

*10.2.
Letter Agreement, dated May 23, 2016, by and among Elliott Associates, L.P., a Delaware limited partnership, and Elliott International, L.P., a Cayman Islands limited partnership, and Elliott International Capital Advisors Inc., a Delaware corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 814-00149), filed May 25, 2016.

*10.3.
Agreement, dated as of June 6, 2016, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and American Capital, Ltd., incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149), filed June 7, 2016.

*10.4.	Letter Agreement, dated June 27, 2016, between American Capital, Ltd. and Malon Wilkus, incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 814-00149), filed July 1, 2016.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2016