Form 10-Q
period 2016-09-30
AMERICAN CAPITAL, LTD
filed 2016-11-03
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value legally outstanding as of October 27, 2016, was 216,127,550.
________________________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investments at fair value
Non-Control/Non-Affiliate investments (cost of $1,912 and $2,368, respectively)	$1,760	$2,097
Affiliate investments (cost of $0 and $35, respectively)	10	77
Control investments (cost of $1,748 and $2,502, respectively)	1,524	2,824
Total investments at fair value (cost of $3,660 and $4,905, respectively)	3,294	4,998
Cash and cash equivalents	1,025	483
Restricted cash and cash equivalents	32	46
Interest and dividend receivable	15	48
Deferred tax asset, net	256	198
Trade date settlement receivable	—	373
Other	78	94
Total assets	$4,700	$6,240
Liabilities and Shareholders’ Equity
Debt ($0 and $204 due within one year, respectively), net	$—	$1,253
Other	124	165
Total liabilities	124	1,418
Commitments and contingencies (Note 11)
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 216.0 and 247.3 issued and 213.8 and 242.6 outstanding, respectively	2	2
Capital in excess of par value	5,412	5,847
Cumulative translation adjustment, net of tax	(95)	(101)
Distributions in excess of net realized earnings	(443)	(879)
Net unrealized depreciation of investments	(300)	(47)
Total shareholders’ equity	4,576	4,822
Total liabilities and shareholders’ equity	$4,700	$6,240
Net Asset Value Per Common Share Outstanding	$21.40	$19.88

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenue
Interest and dividend income
Non-Control/Non-Affiliate investments	$61	$80	$173	$243
Affiliate investments	—	1	1	1
Control investments	25	84	182	210
Total interest and dividend income	86	165	356	454
Fee income
Non-Control/Non-Affiliate investments	2	1	11	6
Control investments	6	10	31	38
Total fee income	8	11	42	44
Total operating revenue	94	176	398	498
Operating Expenses
Interest	5	21	35	58
Salaries, benefits and stock-based compensation	24	31	85	103
European Capital management fees	2	3	6	11
General and administrative	11	13	55	43
Total operating expenses	42	68	181	215
Net Operating Income Before Income Taxes	52	108	217	283
Tax provision	(18)	(33)	(63)	(91)
Net Operating Income	34	75	154	192
Loss on extinguishment of debt, net of tax	(7)	—	(7)	—
Net realized gain (loss)
Non-Control/Non-Affiliate investments	(4)	(1)	(3)	(239)
Affiliate investments	—	—	45	—
Control investments	330	(67)	392	(319)
Foreign currency transactions	—	(10)	(4)	(9)
Derivative agreements and other	—	(2)	(17)	(4)
Tax (provision) benefit	(156)	23	(140)	78
Total net realized gain (loss)	170	(57)	273	(493)
Net unrealized appreciation (depreciation)
Portfolio company investments	(226)	(60)	(463)	309
Foreign currency translation	(8)	(2)	(27)	30
Derivative agreements and other	(4)	1	3	72
Tax benefit (provision)	182	6	234	(70)
Total net unrealized (depreciation) appreciation	(56)	(55)	(253)	341
Total net gain (loss)	114	(112)	20	(152)
Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$141	$(37)	$167	$40

Net Operating Income Per Common Share
Basic	$0.16	$0.28	$0.69	$0.71
Diluted	$0.15	$0.28	$0.67	$0.68
Net Earnings (Loss) Per Common Share
Basic	$0.66	$(0.14)	$0.75	$0.15
Diluted	$0.63	$(0.14)	$0.73	$0.14
Weighted Average Shares of Common Stock Outstanding
Basic	214.9	267.7	222.2	270.4
Diluted	225.1	267.7	228.9	281.2
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net earnings (loss)	$141	$(37)	$167	$40
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $0, $2, $0 and $(15), respectively	3	7	6	(71)
Comprehensive income (loss)	$144	$(30)	$173	$(31)

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2016	2015
Operations
Net operating income	$154	$192
Loss on extinguishment of debt, net of tax	(7)	—
Net realized gain (loss), net of tax	273	(493)
Net unrealized (depreciation) appreciation, net of tax	(253)	341
Net earnings	167	40
Capital Share Transactions
Proceeds from issuance of common stock upon exercise of stock options	28	61
Repurchase of common stock	(477)	(227)
Stock-based compensation	14	26
Cumulative translation adjustment, net of tax	6	(71)
Other	16	6
Net decrease in net assets resulting from capital share transactions	(413)	(205)
Total decrease in net assets	(246)	(165)
Net assets at beginning of period	4,822	5,472
Net assets at end of period	$4,576	$5,307

Net asset value per common share outstanding	$21.40	$20.44
Common shares outstanding at end of period	213.8	259.6

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net earnings	$167	$40
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	487	(411)
Net realized (gain) loss on investments	(413)	571
Loss on extinguishment of debt	12	—
Effects on exchange rate changes on assets and liabilities denominated in foreign currencies	(2)	3
Accrued PIK interest and dividends on investments	(66)	(86)
Stock-based compensation	14	20
Decrease (increase) in interest and dividend receivable	32	(7)
(Increase) decrease in deferred tax asset, net	(58)	81
Decrease (increase) in other assets	16	(11)
Decrease in other liabilities	(26)	(13)
Payment of long term incentive plan liability	(12)	(46)
Other	24	4
Net cash provided by operating activities	175	145
Investing Activities
Purchases and originations of investments	(347)	(2,733)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	1	(4)
Principal repayments on debt investments	510	580
Proceeds from loan syndications and loan sales	644	335
Payment of accrued PIK notes and dividend and accreted original issue discounts	158	38
Proceeds from equity investments	1,114	360
Decrease in cash collateral on total return swaps	—	100
Other	(3)	—
Net cash provided by (used in) investing activities	2,077	(1,324)
Financing Activities
(Payments on) proceeds from revolving credit facilities, net	(472)	1,086
Payments on secured borrowings	(441)	(138)
Payments on unsecured borrowings	(356)	—
Decrease (increase) in debt service escrows	1	(26)
Proceeds from issuance of common stock upon exercise of stock options	28	61
Repurchase of common stock	(477)	(227)
Other	7	3
Net cash (used in) provided by financing activities	(1,710)	759
Effect of currency rate changes on cash and cash equivalents	—	(12)
Net increase (decrease) in cash and cash equivalents	542	(420)
Cash and cash equivalents at beginning of period	483	676
Cash and cash equivalents at end of period	$1,025	$244

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Nine Months Ended September 30,
	2016	2015
Per Share Data
Net asset value at beginning of the period	$19.88	$20.50
Net operating income(1)	0.69	0.71
Loss on extinguishment of debt, net of tax(1)	(0.03)	—
Net realized gain (loss), net of tax(1)	1.23	(1.82)
Net unrealized (depreciation) appreciation, net of tax(1)	(1.14)	1.26
Net earnings(1)	0.75	0.15
Issuance of common stock from stock compensation plans	(0.08)	(0.39)
Repurchase of common stock	0.90	0.37
Cumulative translation adjustment, net of tax	0.03	(0.27)
Other, net(2)	(0.08)	0.08
Net asset value at end of period	$21.40	$20.44
Ratio/Supplemental Data
Per share market value at end of period	$16.91	$12.16
Total investment return (loss)(3)	22.63%	(16.77%)
Shares of common stock outstanding at end of period	213.8	259.6
Net assets at end of period	$4,576	$5,307
Average net assets(4)	$4,574	$5,415
Average debt outstanding(5)	$720	$2,124
Average debt outstanding per common share(1)	$3.24	$7.86
Portfolio turnover rate(6)	11.29%	26.58%
Ratio of operating expenses to average net assets(6)	5.29%	5.31%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.26%	3.88%
Ratio of interest expense to average net assets(6)	1.02%	1.43%
Ratio of net operating income to average net assets(6)	4.50%	4.74%

(1)	Weighted average basic per share data.

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

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding, excluding deferred financing costs and discounts, during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
AmWINS Group, LLC	Insurance	Second Lien Senior Debt	9.5%	N/A	9/20		$46.0	$45.1	$46.7
BeyondTrust Software, Inc.	Software	First Lien Senior Debt	8.0%	N/A	9/19		29.6	29.6	28.7
BluePay Processing, LLC	Consumer Finance	Second Lien Senior Debt	9.5%	N/A	8/22		32.8	32.8	32.8
Blue Wolf Capital Fund II, L.P.(6)	Capital Markets	Limited Partnership Interest(4)						7.9	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.4	1.9
		Common Units(4)				6,566,655		0.7	—
								3.1	1.9
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt	8.8%	N/A	8/23		36.0	35.8	34.1
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt	7.3%	N/A	9/21		29.7	29.4	29.4
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt	8.5%	N/A	8/22		25.0	24.7	23.7
Datapipe, Inc.	IT Services	Second Lien Senior Debt	9.0%	N/A	9/19		29.5	29.2	29.1
DiversiTech Corporation	Building Products	Second Lien Senior Debt	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt	13.0%	N/A	2/19		15.0	15.0	15.3
		Common Stock Warrants(4)			2/25	863,887		0.8	0.9
								15.8	16.2
Flexera Software LLC	Software	Second Lien Senior Debt	8.0%	N/A	4/21		5.0	5.0	4.9
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt	9.0%	N/A	6/17-8/21		40.3	40.3	40.3
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt	5.8%	N/A	7/19		40.0	40.0	39.2
GTCR Valor Companies, Inc.(6)	Software	Second Lien Senior Debt	10.5%	N/A	6/24		100.0	97.3	95.5
Hyland Software, Inc.	Software	Second Lien Senior Debt	8.3%	N/A	7/23		10.0	10.0	10.1
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt	6.8%	N/A	12/18		49.5	49.5	49.5
		Second Lien Senior Debt	10.2%	N/A	12/19		10.0	9.9	9.9
								59.4	59.4
Infogix Parent Corporation	IT Services	First Lien Senior Debt	7.8%	N/A	12/21		90.0	88.4	90.0
		Redeemable Preferred Stock				2,475		2.7	2.7
		Common Stock(4)				1,297,768		—	1.0
								91.1	93.7
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt	8.0%	N/A	1/22		20.0	19.9	18.5
iParadigms Holdings, LLC	Internet Software & Services	Second Lien Senior Debt	8.3%	N/A	7/22		39.5	39.3	38.8
Iron Bow Technologies, LLC	Electronic Equipment, Instruments & Components	Second Lien Senior Debt	10.5%	2.8%	2/21		15.3	15.3	15.3
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt	7.8%	N/A	6/22		25.0	24.9	21.0
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt	7.0%	N/A	10/20-10/22		70.7	70.7	70.7
		Common Stock(4)				30,000		3.0	3.0
								73.7	73.7
LTG Acquisition, Inc.	Communications Equipment	Common Stock(4)				5,000		5.0	4.8
Mitchell International, Inc.	Software	Second Lien Senior Debt	8.5%	N/A	10/21		17.0	17.0	16.7
Novetta Solutions, LLC	IT Services	First Lien Senior Debt	6.0%	N/A	10/22		12.9	12.8	12.4
		Second Lien Senior Debt	9.5%	N/A	10/23		31.0	30.7	28.8
								43.5	41.2
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt	8.8%	N/A	8/23		34.0	33.7	33.8
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Real Estate	First Lien Senior Debt	5.4%	N/A	9/18		17.8	17.8	14.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Project Silverback Holdings Corp.	IT Services	First Lien Senior Debt	6.5%	N/A	7/20		23.9	23.7	23.9
		Convertible Preferred Stock				743		0.9	0.9
		Common Stock(4)				308,224		—	0.4
								24.6	25.2
Qualium I(6)	Capital Markets	Common Stock(4)				249,414		6.5	6.3
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt	8.3%	N/A	10/22		25.0	25.0	24.0
Severin Acquisition, LLC	Software	Second Lien Senior Debt	9.9%	N/A	7/22		32.7	32.2	33.0
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt	9.8%	N/A	1/21		41.5	41.0	42.3
		Convertible Preferred Stock(4)				25,000		2.5	4.9
								43.5	47.2
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt	10.2%	N/A	10/21		52.8	52.8	51.7
Tyden Cayman Holdings Corp.(6)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)				46,276		0.1	0.1
		Common Stock				5,521,203		5.5	4.5
								5.6	4.6
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(5)	9.3%	N/A	9/20		8.9	8.6	3.7
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt	8.8%	N/A	4/21		19.7	19.6	17.9

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Modacin France S.A.S.(6)	Specialty Retail	Mezzanine Debt(5)	—%	4.0%	11/19		23.0	11.6	—
Zodiac Marine and Pool S.A.(6)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		37.7	25.5	28.0
		Mezzanine Debt(5)	—%	8.9%	9/17		81.2	38.9	46.5
								64.4	74.5

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(6)		Secured Notes			4/21		8.5	8.5	8.4
		Subordinated Notes			4/21		25.9	15.8	11.1
								24.3	19.5
Apidos CLO XVIII, Ltd.(6)		Subordinated Notes			7/26		39.4	30.8	23.1
Apidos CLO XXI(6)		Subordinated Notes			6/27		12.4	10.4	10.5
Ares IIIR/IVR CLO Ltd.(6)		Subordinated Notes			4/21		20.0	12.0	4.3
Babson CLO Ltd. 2006-II(6)		Income Notes(4)			10/20		15.0	2.7	—
Babson CLO Ltd. 2013-II(6)		Income Notes			1/25		5.0	3.5	2.8
Babson CLO Ltd. 2014-I(6)		Subordinated Notes			7/25		8.5	5.9	4.2
Babson CLO Ltd. 2014-II(6)		Subordinated Notes			9/26		25.0	18.6	10.9
Blue Hill CLO, Ltd.(6)		Subordinated Notes			1/26		23.1	16.6	7.6
Carlyle Global Market Strategies CLO 2013-3, Ltd.(6)		Subordinated Notes			7/25		5.0	3.2	2.8
Carlyle Global Market Strategies CLO 2015-3, Ltd.(6)		Subordinated Notes			7/28		28.2	23.7	23.2
Cent CDO 12 Limited(6)		Income Notes			11/20		26.4	15.1	27.8
Cent CLO 22 Limited(6)		Subordinated Notes			11/26		45.4	34.8	20.1
Cent CLO 24 Limited(6)		Subordinated Notes			10/26		28.0	23.7	20.5
Centurion CDO 8 Limited(6)		Subordinated Notes(4)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(6)		Preference Shares(4)			12/16	360		1.6	—
CoLTs 2005-2 Ltd.(6)		Preference Shares(4)			12/18	34,170,000		10.7	0.3
CREST Exeter Street Solar 2004-1(6)		Preferred Securities(4)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(6)		Subordinated Notes			8/28		9.5	8.0	7.8
Eaton Vance CDO X plc(6)		Secured Subordinated Notes			2/27		15.0	11.1	5.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Flagship CLO V(6)		Subordinated Securities(4)			9/19	15,000		6.2	—
GoldenTree Loan Opportunities VII, Limited(6)		Subordinated Notes			4/25		35.3	28.8	23.5
Halcyon Loan Advisors Funding 2014-1 Ltd.(6)		Subordinated Notes			2/26		1.3	0.9	0.4
Halcyon Loan Advisors Funding 2015-2, Ltd.(6)		Subordinated Notes			7/27		21.7	18.2	14.8
Herbert Park B.V.(6)		Subordinated Notes			10/26		25.3	26.4	20.6
LightPoint CLO VII, Ltd.(6)		Subordinated Notes			5/21		9.0	2.6	1.0
Madison Park Funding XII, Ltd.(6)		Subordinated Notes			7/26		10.0	7.9	7.3
Madison Park Funding XIII, Ltd.(6)		Subordinated Notes			1/25		30.9	23.5	21.2
NYLIM Flatiron CLO 2006-1 LTD.(6)		Subordinated Securities			8/20	10,000		2.7	1.4
Och Ziff Loan Management XIII, Ltd.(6)		Subordinated Notes			7/27		15.0	12.9	12.6
Octagon Investment Partners XVIII, Ltd.(6)		Subordinated Notes			12/24		16.4	11.5	8.3
Octagon Investment Partners XIX, Ltd.(6)		Subordinated Notes			4/26		25.0	16.8	13.1
OHA Credit Partners XI, Ltd.(6)		Subordinated Notes			10/28		33.5	29.9	28.2
Sapphire Valley CDO I, Ltd.(6)		Subordinated Notes			12/22		14.0	8.4	—
THL Credit Wind River 2014-2 CLO Ltd.(6)		Income Notes			7/26		15.0	9.3	7.9
Vitesse CLO, Ltd.(6)		Preferred Securities(4)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(6)		Subordinated Notes			10/26		26.7	21.8	17.8
Subtotal Non-Control / Non-Affiliate Investments (54% of total investments at fair value)								$1,911.5	$1,760.0

AMERICAN CAPITAL AFFILIATE INVESTMENTS
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(4)				7,227		$—	$10.2
Subtotal Affiliate Investments (less than 1% of total investments at fair value)								$—	$10.2

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Common Stock				100%		$2.3	$2.7
Alcami Holdings LLC	Life Sciences Tools & Services	First Lien Senior Debt	6.5%	N/A	3/17-10/20		$110.6	109.8	110.6
		Mezzanine Debt	6.9%	6.4%	10/20		147.6	146.7	147.6
		Redeemable Preferred Stock(4)				84,936		61.0	12.8
								317.5	271.0
American Capital Asset Management, LLC	Capital Markets	Common Membership Interest				100%		432.0	440.4
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(5)	N/A	11.0%	3/21		51.7	45.0	42.7
		Redeemable Preferred Stock(4)				7,121		83.5	—
		Common Stock(4)				289,215		18.2	—
								146.7	42.7
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt	12.0%	2.0%	1/16		13.0	13.0	10.9
		Mezzanine Debt(5)	12.5%	3.0%	1/16		26.6	13.3	5.7
								26.3	16.6
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)	N/A	20.0%	11/16		0.5	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt	6.3%	N/A	1/17		5.7	5.7	5.7
		Convertible Preferred Stock(4)				4,000		1.0	0.9
		Common Stock(4)				100%		12.6	—
								19.3	6.6
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)	8.5%	N/A	1/18		15.4	15.4	15.4
		Common Stock(4)				51,853		9.3	21.1
								24.7	36.5
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)	N/A	22.0%	12/16		122.6	74.0	10.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2016 (unaudited) (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	7.2%	12/16		64.4	64.4	64.4
		Membership Units(4)				2		24.0	12.8
								88.4	77.2
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)				9,000		10.8	17.7
Montgomery Lane, LLC(6)	Diversified Financial Services	Common Membership Units(4)				100		—	3.8
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)	6.5%	N/A	11/17		19.3	15.4	8.8
		Second Lien Senior Debt(5)	N/A	18.0%	11/17		8.8	2.7	—
		Common Stock(4)				860,189		0.1	—
								18.2	8.8
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)	2.7%	11.3%	12/17		82.6	32.8	26.3
		Common Membership Units(4)				7,450		4.9	—
								37.7	26.3
RD Holdco Inc.	Household Durables	Second Lien Senior Debt	11.3%	N/A	12/18		16.9	15.7	16.6
		Common Stock(4)				458,596		23.6	24.9
		Common Stock Warrants(4)			12/23	56,372		2.9	—
								42.2	41.5
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt	14.0%	N/A	6/22		16.6	16.6	16.2
		Convertible Preferred Stock(4)				66,424,135		8.7	—
		Common Stock(4)				167,387		0.1	—
								25.4	16.2
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt	8.0%	N/A	1/18-12/18		18.9	18.9	18.9
		Second Lien Senior Debt	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt	N/A	16.2%	12/19		81.7	81.6	81.7
		Common Stock(4)				810		9.0	11.6
								122.2	124.9

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(6)	Household Durables	Redeemable Preferred Stock				7,300,610	2.2	40.1	41.7
		Common Stock(4)				2,697,010		83.5	124.8
								123.6	166.5
Blue Topco GmbH(6)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	1.0%	6/19		2.4	2.4	2.4
		Mezzanine Debt(5)	N/A	3.2%	6/19		14.0	7.2	9.3
		Redeemable Preferred Stock(4)					—	—	0.1
		Common Stock(4)				2,432,750		—	2.5
								9.6	14.3
Columbo TopCo Limited(6)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,028,135	26.4	70.6	42.6
European Capital Private Debt LP(6)	Diversified Financial Services	Partnership Interest				1,650		110.7	115.2
European Capital UK SME Debt LP(6)	Diversified Financial Services	Partnership Interest				500		19.9	20.1
Miles 33 Limited(6)	Software	First Lien Senior Debt	3.8%	1.3%	12/17-9/18		6.7	6.7	6.7
		Mezzanine Debt	4.8%	5.0%	9/21		15.9	15.9	14.1
		Redeemable Preferred Stock(4)					1.2	1.2	0.6
								23.8	21.4

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(6)	Diversified Financial Services	Partnership Interest(4)				90%		1.9	0.5
Subtotal Control Investments (46% of total investments at fair value)								$1,748.2	$1,523.5
Total Investment Assets								$3,659.7	$3,293.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) September 30, 2016 (unaudited) (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund Capital Class	$150.3	$150.3
BlackRock Cash Funds Prime Institutional Shares	74.7	74.7
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL	74.2	74.2
Goldman Sachs Financial Square Government Fund FST Shares	74.2	74.2
Wells Fargo Heritage Money Market Fund	74.2	74.2
BlackRock Liquidity TempFund	74.1	74.1
JPMorgan Prime Money Market Fund Institutional Class	74.0	74.0
JPMorgan U.S. Government Money Market Fund Capital Shares	30.0	30.0
JPMorgan U.S. Government Money Market Fund Institutional Class	30.0	30.0
JPMorgan U.S. Treasury Plus Money Market Fund Institutional Class	20.0	20.0
Dreyfus Treasury Securities Cash Management Institutional Shares	20.0	20.0
Total Money Market Funds	$695.7	$695.7

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

(6)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016, non-qualifying assets were approximately $0.9 billion, or 21% of net assets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
AMERICAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
2 TransAm LLC(7)	Real Estate	First Lien Senior Debt(6)	5.4%	N/A	1/18		$6.1	$6.1	$6.1
AmWINS Group, LLC	Insurance	Second Lien Senior Debt(6)	9.5%	N/A	9/20		46.0	45.0	45.7
Bensussen Deutsch & Associates, LLC	Distributors	Second Lien Senior Debt(6)	12.0%	2.0%	9/19		44.0	42.0	44.8
		Common Stock(4)				1,224,089		2.2	12.9
								44.2	57.7
BeyondTrust Software, Inc.	Software	First Lien Senior Debt(6)	8.0%	N/A	9/19		31.9	31.9	31.9
Blue Wolf Capital Fund II, L.P.(7)	Capital Markets	Limited Partnership Interest(4)						9.0	8.0
BRG Sports, Inc.	Leisure Products	Redeemable Preferred Stock(4)				2,009		2.5	3.0
		Common Units(4)				6,566,655		0.7	—
								3.2	3.0
Buena Vida CRP 17, LP	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	10/18		3.8	3.8	3.8
CAMP International Holding Company	Transportation Infrastructure	Second Lien Senior Debt(6)	8.3%	N/A	11/19		15.0	15.0	14.6
Cast & Crew Payroll, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		36.0	35.7	35.5
CGSC of Delaware Holdings Corporation(7)	Insurance	Second Lien Senior Debt(6)	8.3%	N/A	10/20		2.0	2.0	1.9
Chariot Acquisition, LLC	Distributors	First Lien Senior Debt(6)	7.3%	N/A	9/21		29.9	29.6	29.6
Compusearch Software Systems, Inc.	Software	Second Lien Senior Debt(6)	9.8%	N/A	11/21		51.0	51.0	51.0
Convergint Technologies, LLC	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.0%	N/A	12/17-12/20		94.0	94.0	94.0
CPI Buyer, LLC	Trading Companies & Distributors	Second Lien Senior Debt(6)	8.5%	N/A	8/22		25.0	24.7	23.7
Crossroads Equity Holdings LLC	Real Estate	First Lien Senior Debt(6)	5.7%	N/A	6/18		3.2	3.2	3.2
Datapipe, Inc.	IT Services	Second Lien Senior Debt(6)	8.5%	N/A	9/19		29.5	29.1	28.8
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt(6)	N/A	13.5%	7/21		1.4	1.4	0.9
Denver II Hospitality, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	7/18		12.0	12.0	12.0
DiversiTech Corporation	Building Products	Second Lien Senior Debt(6)	9.0%	N/A	11/22		9.5	9.4	9.4
Electronic Warfare Associates, Inc.	IT Services	First Lien Senior Debt(6)	13.0%	N/A	2/19		15.0	15.0	15.0
		Common Stock Warrants(4)(6)			2/25	863,887		0.8	0.8
								15.8	15.8
Exchange South Owner, LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	1/18		8.6	8.6	8.6
Financière OFIC S.A.S.(7)	Building Products	Warrants(4)			6/19	3,047,200		—	2.8
Flexera Software LLC	Software	Second Lien Senior Debt(6)	8.0%	N/A	4/21		5.0	5.0	4.7
FXI Holdings, Inc.	Household Durables	Common Stock(4)				3,163		—	0.6
Galls, LLC	Specialty Retail	Second Lien Senior Debt(6)	9.5%	N/A	6/17-8/21		26.0	26.0	26.0
The Gordian Group, Inc.	Internet Software & Services	First Lien Senior Debt(6)	5.4%	N/A	7/19		40.4	40.4	39.6
HHG Stone Oak Hotel, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		10.4	10.4	10.4
Hyland Software, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	7/23		10.0	10.0	9.4
Industrial Container Services, LLC	Containers & Packaging	First Lien Senior Debt(6)	6.8%	N/A	12/18		49.9	49.9	49.9
		Second Lien Senior Debt(6)	10.2%	N/A	12/19		10.0	9.9	9.9
								59.8	59.8
Infogix Parent Corporation	IT Services	First Lien Senior Debt(6)	7.8%	N/A	12/21		155.0	151.6	151.6
		Redeemable Preferred Stock(6)				2,475		2.5	2.5
								154.1	154.1
Inmar, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.0%	N/A	1/22		20.0	19.8	18.9
Iotum Global Holdings, Inc.(7)	Diversified Telecommunication Services	First Lien Senior Debt(6)	N/A	10.0%	5/17		1.5	1.5	1.5
iParadigms Holdings, LLC	Internet Software & Services	Second Lien Senior Debt(6)	8.3%	N/A	7/22		39.5	39.3	38.7
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Senior Debt(6)	7.8%	N/A	6/22		25.0	24.9	22.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Kele Holdco, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	7.0%	N/A	10/20-10/22		71.3	71.3	71.3
		Common Stock(4)(6)				30,000		3.0	3.0
								74.3	74.3
Landslide Holdings, Inc.	Software	Second Lien Senior Debt(6)	8.3%	N/A	2/21		9.0	9.0	8.3
Lenox Park C-F Owner, LLC	Real Estate	First Lien Senior Debt(6)	5.0%	N/A	4/18		17.0	17.0	17.0
LTG Acquisition, Inc.	Communications Equipment	Second Lien Senior Debt(6)	9.0%	N/A	10/20		46.0	46.0	42.9
		Common Stock(4)(6)				5,000		5.0	4.1
								51.0	47.0
Mitchell International, Inc.	Software	Second Lien Senior Debt(6)	8.5%	N/A	10/21		17.0	16.9	16.3
M-IV Lake Center LLC(7)	Real Estate	First Lien Senior Debt(6)	5.5%	N/A	12/17		7.0	7.0	7.0
Novetta Solutions, LLC	IT Services	First Lien Senior Debt(6)	6.0%	N/A	10/22		13.0	12.9	12.7
		Second Lien Senior Debt(6)	9.5%	N/A	10/23		31.0	30.7	30.8
								43.6	43.5
OnCourse Learning Corporation	Diversified Consumer Services	First Lien Senior Debt(6)	8.5%	N/A	2/19		19.6	19.5	19.5
Osmose Utility Services, Inc.	Commercial Services & Supplies	Second Lien Senior Debt(6)	8.8%	N/A	8/23		34.0	33.7	33.9
Park Place Technologies, LLC	IT Services	Second Lien Senior Debt(6)	10.0%	N/A	12/22		41.5	41.5	41.5
Parmenter Woodland Park Plaza, LLC	Real Estate	First Lien Senior Debt(6)	5.2%	N/A	9/18		16.9	16.9	16.9
Photonis Technologies S.A.S.(7)	Aerospace & Defense	First Lien Senior Debt(6)	8.5%	N/A	9/19		29.8	29.5	28.6
Project Silverback Holdings Corp.	IT Services	First Lien Senior Debt(6)	6.5%	N/A	7/20		24.7	24.5	24.8
		Convertible Preferred Stock(6)				743		0.8	0.8
		Common Stock(4)				308,224		—	0.4
								25.3	26.0
Qualium I(7)	Capital Markets	Common Stock(4)				247,939		5.2	4.8
Ranpak Corp.	Containers & Packaging	Second Lien Senior Debt(6)	8.3%	N/A	10/22		25.0	25.0	24.8
Sage Products Holdings III, LLC	Health Care Equipment & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	6/20		20.6	20.7	20.7
Severin Acquisition, LLC	Software	Second Lien Senior Debt(6)	9.4%	N/A	7/22		25.5	25.1	25.1
Systems Maintenance Services Holding, Inc.	IT Services	Second Lien Senior Debt(6)	9.3%	N/A	10/20		35.0	34.8	34.8
TA THI Parent, Inc.	Auto Components	Second Lien Senior Debt(6)	9.8%	N/A	1/21		41.5	41.0	41.9
		Convertible Preferred Stock(4)(6)				25,000		2.5	3.3
								43.5	45.2
Teasdale Foods, Inc.	Food & Staples Retailing	Second Lien Senior Debt(6)	8.8%	N/A	10/21		31.5	31.5	31.5
Tyche Holdings, LLC	IT Services	Second Lien Senior Debt(6)	9.0%	N/A	11/22		35.0	34.9	34.4
Tyden Cayman Holdings Corp.(7)	Electronic Equipment, Instruments & Components	Convertible Preferred Stock(4)(6)				46,276		0.1	0.1
		Common Stock(4)(6)				5,521,203		5.5	3.8
								5.6	3.9
W3 Co.	Commercial Services & Supplies	Second Lien Senior Debt(6)	9.3%	N/A	9/20		8.9	8.8	5.0
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Senior Debt(6)	8.8%	N/A	4/21		19.7	19.6	17.9
WRH, Inc.	Life Sciences Tools & Services	Mezzanine Debt(6)	9.0%	6.2%	8/18		102.8	102.5	98.5

EUROPEAN CAPITAL NON-CONTROL / NON-AFFILIATE INVESTMENTS
Delsey Holding S.A.S.(7)	Textiles, Apparel & Luxury Goods	Mezzanine Debt	N/A	13.5%	7/21		7.4	7.4	5.4
Financière Newglass S.A.S.(7)	Building Products	Convertible Preferred Stock				15,000,000		17.3	14.0
Modacin France S.A.S.(7)	Specialty Retail	Mezzanine Debt(5)	—%	4.3%	11/19		21.7	11.3	—
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt	0.8%	N/A	10/17-12/17		2.3	2.1	2.0
Zodiac Marine and Pool S.A.(7)	Marine	Second Lien Senior Debt(5)	—%	4.0%	3/17		35.5	24.8	—
		Mezzanine Debt(5)	—%	8.3%	9/17		76.1	38.9	—
								63.7	—

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
SENIOR FLOATING RATE LOANS
Advantage Sales & Marketing Inc.	Professional Services	Second Lien Senior Debt(6)	7.5%	N/A	7/22		0.8	0.7	0.7
Aquilex LLC	Commercial Services & Supplies	First Lien Senior Debt(6)	5.0%	N/A	12/20		2.0	1.9	1.9
BarBri, Inc.	Diversified Consumer Services	First Lien Senior Debt(6)	4.5%	N/A	7/19		5.0	5.0	4.2
CT Technologies Intermediate Holdings, Inc.	Health Care Technology	First Lien Senior Debt(6)	5.3%	N/A	12/21		0.5	0.5	0.5
Drew Marine Group Inc.	Chemicals	First Lien Senior Debt(6)	4.3%	N/A	11/20		1.9	1.9	1.8
Hudson Products Holdings Inc.	Energy Equipment & Services	First Lien Senior Debt(6)	5.0%	N/A	3/19		5.0	5.0	4.3
Immucor, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	5.0%	N/A	8/18		6.3	6.4	6.1
Indra Holdings Corp.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	5.3%	N/A	5/21		3.0	3.0	2.8
Mitchell International, Inc.	Software	First Lien Senior Debt(6)	4.5%	N/A	10/20		9.2	9.2	8.7
Opal Acquisition, Inc.	Health Care Providers & Services	First Lien Senior Debt(6)	5.0%	N/A	11/20		9.3	9.3	7.7
Southwire Company, LLC	Electrical Equipment	First Lien Senior Debt(6)	3.3%	N/A	2/21		12.6	12.6	12.3
STS Operating, Inc.	Trading Companies & Distributors	First Lien Senior Debt(6)	4.8%	N/A	2/21		2.0	2.0	1.9
Wesco Aircraft Hardware Corp.(7)	Aerospace & Defense	First Lien Senior Debt(6)	3.3%	N/A	2/21		4.7	4.7	4.5

AMERICAN CAPITAL CMBS INVESTMENTS
CD 2007-CD4 Commercial Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	12/49		16.0	1.1	3.8
CD 2007-CD5 Mortgage Trust(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	12/17		8.8	3.6	0.8
Citigroup Commercial Mortgage Securities Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	7/17		45.4	15.9	9.3
Credit Suisse Commercial Mortgage Trust Series 2007-C4(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	8/17		5.9	2.2	1.8
LB-UBS Commercial Mortgage Trust 2007-C6(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	6.1%	N/A	8/17		4.9	—	1.8
Wachovia Bank Commercial Mortgage Trust 2007-C31(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.8%	N/A	5/17		20.0	10.6	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.7%	N/A	10/17		60.5	10.5	7.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34(7)	Real Estate	Commercial Mortgage Pass-Through Certificates(4)(6)	5.9%	N/A	10/17		5.2	5.2	5.1

AMERICAN CAPITAL CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.(7)		Secured Notes(6)			4/21		8.5	8.4	8.3
		Subordinated Notes(6)			4/21		25.9	10.8	12.6
								19.2	20.9
Apidos CLO XVIII, Ltd.(7)		Subordinated Notes(6)			7/26		39.4	33.3	21.2
Apidos CLO XXI(7)		Subordinated Notes(6)			6/27		12.4	11.8	9.7
Ares IIIR/IVR CLO Ltd.(7)		Subordinated Notes(6)			4/21		20.0	11.0	5.2
Babson CLO Ltd. 2006-II(7)		Income Notes(4)(6)			10/20		15.0	2.9	—
Babson CLO Ltd. 2013-II(7)		Income Notes(6)			1/25		5.0	3.9	2.9
Babson CLO Ltd. 2014-I(7)		Subordinated Notes(6)			7/25		8.5	6.4	4.0
Babson CLO Ltd. 2014-II(7)		Subordinated Notes(6)			9/26		25.0	20.7	10.7
Blue Hill CLO, Ltd.(7)		Subordinated Notes(6)			1/26		10.6	17.8	6.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Carlyle Global Market Strategies CLO 2013-3, Ltd.(7)		Subordinated Notes(6)			7/25		5.0	3.5	3.1
Carlyle Global Market Strategies CLO 2015-3, Ltd.(7)		Subordinated Notes(6)			7/28		28.2	25.4	22.9
Cent CDO 12 Limited(7)		Income Notes(6)			11/20		26.4	12.7	29.0
Cent CLO 22 Limited(7)		Subordinated Notes(6)			11/26		45.4	38.1	19.6
Cent CLO 24 Limited(7)		Subordinated Notes(6)			10/26		28.0	25.9	22.7
Centurion CDO 8 Limited(7)		Subordinated Notes(4)(6)			3/17		5.0	0.2	—
CoLTs 2005-1 Ltd.(7)		Preference Shares(4)(6)			3/16	360		1.7	0.1
CoLTs 2005-2 Ltd.(7)		Preference Shares(4)(6)			12/18	34,170,000		11.1	0.4
CREST Exeter Street Solar 2004-1(7)		Preferred Securities(4)(6)			6/39	3,500,000		3.2	—
Dryden 40 Senior Loan Fund(7)		Subordinated Notes(6)			8/28		9.5	8.2	7.0
Eaton Vance CDO X plc(7)		Secured Subordinated Notes(6)			2/27		15.0	11.3	5.6
Flagship CLO V(7)		Deferrable Notes(6)			9/19		1.7	1.5	1.7
		Subordinated Securities(6)			9/19	15,000		7.3	1.1
								8.8	2.8
Galaxy III CLO, Ltd(7)		Subordinated Notes(4)			8/16		4.0	0.2	—
GoldenTree Loan Opportunities VII, Limited(7)		Subordinated Notes(6)			4/25		35.3	31.7	22.7
Halcyon Loan Advisors Funding 2014-1 Ltd.(7)		Subordinated Notes(6)			2/26		1.3	1.0	0.5
Halcyon Loan Advisors Funding 2015-2, Ltd.(7)		Subordinated Notes(6)			7/27		21.7	20.3	18.0
Herbert Park B.V.(7)		Subordinated Notes(6)			10/26		24.0	25.9	19.9
LightPoint CLO IV, LTD(7)		Income Notes(4)(6)			4/18		6.7	3.6	—
LightPoint CLO VII, Ltd.(7)		Subordinated Notes(6)			5/21		9.0	2.6	1.4
Madison Park Funding XII, Ltd.(7)		Subordinated Notes(6)			7/26		10.0	8.6	7.1
Madison Park Funding XIII, Ltd.(7)		Subordinated Notes(6)			1/25		30.9	25.5	19.8
Mayport CLO Ltd.(7)		Income Notes			2/20		14.0	7.8	0.1
NYLIM Flatiron CLO 2006-1 LTD.(7)		Subordinated Securities(6)			8/20	10,000		4.4	2.4
Och Ziff Loan Management XIII, Ltd.(7)		Subordinated Notes(6)			7/27		15.0	14.2	12.3
Octagon Investment Partners XVIII, Ltd.(7)		Subordinated Notes(6)			12/24		16.4	12.9	9.4
Octagon Investment Partners XIX, Ltd.(7)		Subordinated Notes(6)			4/26		25.0	18.8	14.7
OHA Credit Partners XI, Ltd.(7)		Subordinated Notes(6)			10/28		33.5	29.7	27.9
Sapphire Valley CDO I, Ltd.(7)		Subordinated Notes(6)			12/22		14.0	16.7	11.6
THL Credit Wind River 2014-2 CLO Ltd.(7)		Income Notes			7/26		15.0	10.1	7.4
Vitesse CLO, Ltd.(7)		Preferred Securities(4)(6)			8/20	20,000,000		11.9	—
Voya CLO 2014-4, Ltd.(7)		Subordinated Notes(6)			10/26		26.7	23.2	17.0
Subtotal Non-Control / Non-Affiliate Investments (42% of total investments at fair value)								$2,367.6	$2,096.7

AMERICAN CAPITAL AFFILIATE INVESTMENTS
IS Holdings I, Inc.	Software	Common Stock(4)(6)				2,000,000		$5.2	$13.7
Mobipark S.A.S.(7)	Electronic Equipment, Instruments & Components	First Lien Senior Debt(6)	2.2%	N/A	12/17		$4.0	3.8	3.4
		Convertible Preferred Stock(4)(6)				28,317,268		9.0	21.0
		Redeemable Preferred Stock(4)(6)				25,751,312		7.3	24.0
								20.1	48.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(6)				7,227		—	6.5
Roark - Money Mailer, LLC	Media	Common Membership Units(4)				6.0%		0.7	1.7

EUROPEAN CAPITAL AFFILIATE INVESTMENTS
Blue Topco GmbH(7)	Commercial Services & Supplies	First Lien Senior Debt	2.9%	N/A	6/16-6/18		2.3	2.0	2.0
		Mezzanine Debt(5)	N/A	3.2%	12/18		8.0	6.9	4.9
								8.9	6.9
Subtotal Affiliate Investments (2% of total investments at fair value)								$34.9	$77.2

AMERICAN CAPITAL CONTROL INVESTMENTS
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(5)(6)	N/A	15.0%	5/16		$6.5	$3.9	$4.5
		Common Stock(6)				100%		6.2	24.5
								10.1	29.0
ACEI Singapore Holdings Private LTD(7)	Electric Utilities	Common Stock(4)(6)				7,055,706		7.1	7.1
Alcami Holdings LLC	Life Sciences Tools & Services	First Lien Senior Debt(6)	6.5%	N/A	3/17-10/20		97.9	97.1	97.9
		Mezzanine Debt(6)	7.2%	6.0%	10/20		141.0	139.9	141.0
		Redeemable Preferred Stock(4)(6)				84,936		61.0	10.0
								298.0	248.9
American Capital Asset Management, LLC	Capital Markets	Mezzanine Debt(6)	5.0%	N/A	9/16		35.0	35.0	35.0
		Common Membership Interest(6)				100%		499.1	1,030.0
								534.1	1,065.0
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(6)	N/A	11.0%	3/21		47.7	47.7	47.7
		Redeemable Preferred Stock(4)(6)				7,121		83.5	20.2
		Common Stock(4)(6)				289,215		18.2	—
		Common Stock Warrants(4)(6)			3/16	233,603		9.8	—
								159.2	67.9
ASAP Industries Holdings, LLC	Energy Equipment & Services	Mezzanine Debt(5)(6)	N/A	14.0%	12/18		22.7	19.5	—
		Membership Units(4)(6)				106,911		30.3	—
								49.8	—
BMR Energy LLC(7)	Independent Power & Renewable Electricity Producers	Preferred Units(6)				32,481		34.5	34.5
		Common Units(4)(6)				85		—	17.5
								34.5	52.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(4)(6)				8,500,100		0.9	—
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(6)	10.0%	N/A	3/16		8.9	8.9	8.9
		Mezzanine Debt(5)(6)	13.0%	3.5%	7/16		18.7	12.6	11.1
		Redeemable Preferred Stock(4)(6)				1,550		1.6	—
		Common Stock(4)(6)				1,000		14.9	—
								38.0	20.0
eLynx Holdings, Inc.	IT Services	Convertible Preferred Stock(6)				11,728		34.6	39.7
		Redeemable Preferred Stock(4)(6)				30,162		12.4	—
		Common Stock(4)(6)				16,087		1.1	—
		Common Stock Warrants(4)(6)			6/16-9/16	1,026,321		5.5	—
								53.6	39.7
EXPL Pipeline Holdings LLC(7)	Oil, Gas & Consumable Fuels	First Lien Senior Debt(6)	8.1%	N/A	1/17		41.9	41.6	43.7
		Common Membership Units(4)(6)				100,000		60.6	37.2
								102.2	80.9
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(6)	12.3%	2.7%	1/16		38.8	38.8	31.1
FPI Holding Corporation	Food Products	First Lien Senior Debt(5)(6)	N/A	20.0%	1/16		0.4	0.4	—
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	First Lien Senior Debt(6)	6.3%	N/A	1/17		5.6	5.6	5.6
		Convertible Preferred Stock(4)(6)				4,000		4.0	5.1
		Common Stock(4)(6)				100%		12.5	—
								22.1	10.7
Halex Holdings, Inc.	Construction Materials	Second Lien Senior Debt(5)(6)	8.5%	N/A	1/18		15.6	15.6	15.6
		Common Stock(4)(6)				51,853		9.3	11.7
								24.9	27.3
HALT Medical, Inc.	Health Care Equipment & Supplies	First Lien Senior Debt(5)(6)	N/A	22.0%	6/16		96.0	61.2	23.3
Hard 8 Games, LLC	Hotels, Restaurants & Leisure	First Lien Convertible Senior Debt	N/A	6.6%	3/16		34.9	34.9	34.9
		Membership Units(4)				2		24.0	23.1
								58.9	58.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
Hollyhock Limited(7)	Independent Power & Renewable Electricity Producers	Common Stock(4)(6)				34,000,000		34.0	33.2
LLSC Holdings Corporation	Personal Products	Convertible Preferred Stock(4)(6)				9,000		10.9	18.8
		Common Stock(4)(6)				1,000		—	0.4
		Common Stock Warrants(4)(6)			9/17	675		—	0.3
								10.9	19.5
Montgomery Lane, LLC(7)	Diversified Financial Services	Common Membership Units(4)(6)				100		—	6.4
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(6)	14.4%	1.0%	2/19		24.2	24.2	24.2
		Redeemable Preferred Stock(6)				2,485		2.7	2.8
		Convertible Preferred Stock(6)				88,084		50.1	63.2
		Common Stock(4)(6)				110,720		—	5.7
								77.0	95.9
NECCO Holdings, Inc.	Food Products	First Lien Senior Debt(5)(6)	6.5%	N/A	11/16		19.1	16.2	14.0
		Second Lien Senior Debt(5)(6)	N/A	18.0%	11/16		7.7	3.1	—
		Common Stock(4)(6)				860,189		0.1	—
								19.4	14.0
NECCO Realty Investments, LLC	Real Estate	First Lien Senior Debt(5)(6)	2.8%	11.2%	12/17		75.4	32.8	24.9
		Common Membership Units(4)(6)				7,450		4.9	—
								37.7	24.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	First Lien Senior Debt(6)	12.5%	N/A	1/18		1.4	1.4	1.4
		Mezzanine Debt(6)	N/A	17.0%	1/18		11.6	11.6	11.6
		Mezzanine Debt(5)(6)	N/A	19.0%	1/18		30.3	20.2	20.5
		Common Stock(4)(6)				631,049		4.2	—
								37.4	33.5
RD Holdco Inc.	Household Durables	Second Lien Senior Debt(6)	11.3%	N/A	12/18		16.9	15.4	16.6
		Common Stock(4)(6)				458,596		23.6	13.9
		Common Stock Warrants(4)(6)			12/23	56,372		2.9	1.7
								41.9	32.2
Rebellion Media Group Corp.(7)	Internet Software & Services	First Lien Senior Debt(5)(6)	N/A	12.0%	4/16		20.3	12.3	3.9
Scanner Holdings Corporation	Technology Hardware, Storage & Peripherals	Mezzanine Debt(6)	14.0%	N/A	6/22		16.6	16.6	16.6
		Convertible Preferred Stock(6)				66,424,135		8.7	11.2
		Common Stock				167,387		0.1	—
								25.4	27.8
SEHAC Holding Corporation	Diversified Consumer Services	Convertible Preferred Stock(6)				14,850		14.8	158.5
		Common Stock(4)(6)				150		0.2	1.6
								15.0	160.1
Soil Safe Acquisition Corp.	Professional Services	First Lien Senior Debt(6)	8.0%	N/A	1/18-12/18		21.7	21.7	21.7
		Second Lien Senior Debt(6)	10.8%	N/A	7/19		12.7	12.7	12.7
		Mezzanine Debt(6)	8.6%	7.5%	12/19		72.3	72.2	72.3
		Common Stock(4)(6)				810		9.0	15.3
								115.6	122.0
Taiba Wind Energy, LLC(7)	Independent Power & Renewable Electricity Producers	Membership Units(4)(6)				100%		1.3	1.3
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(5)(6)	N/A	14.6%	1/16		11.2	3.1	0.9
		Redeemable Preferred Membership Units(4)(6)				6,512,000		3.0	—
		Common Membership Units(4)(6)				47,000		1.9	—
								8.0	0.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Convertible Preferred Stock(4)(6)				1,206,598		115.3	84.5
		Common Stock(4)(6)				301,650		16.0	—
								131.3	84.5

EUROPEAN CAPITAL CONTROL INVESTMENTS
Bellotto Holdings Limited(7)	Household Durables	Redeemable Preferred Stock				7,300,610	2.3	40.0	41.8
		Common Stock(4)				2,697,010		95.5	123.7
								135.5	165.5
Columbo TopCo Limited(7)	Commercial Services & Supplies	Redeemable Preferred Stock(4)				34,179,330	23.5	74.2	47.3
		Common Stock(4)				757,743		1.1	—
								75.3	47.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2015 (in millions, except share data)

Company(1)	Industry	Investments	Cash Interest Rate(2)	PIK Interest Rate(2)	Maturity/Expiration Date(2)	# of Shares/ Units Owned	Principal	Cost	Fair Value
European Capital Private Debt LP(7)	Diversified Financial Services	Partnership Interest				1,650		80.5	84.9
European Capital UK SME Debt LP(7)	Diversified Financial Services	Partnership Interest				500		12.5	12.3
Financière Tarmac S.A.S.(7)	Commercial Services & Supplies	First Lien Senior Debt	4.0%	N/A	12/20		3.8	3.1	3.8
		Mezzanine Debt	N/A	4.0%	12/21		73.5	62.0	64.1
		Convertible Preferred Stock(4)				15,500,000		9.4	—
		Redeemable Preferred Stock(4)					5.3	7.3	—
								81.8	67.9
HCV1 S.A.S(7)	Machinery	First Lien Senior Debt	6.0%	7.7%	2/20		3.4	3.4	3.4
		Common Stock(4)				14,569,412		25.2	—
								28.6	3.4
Holding Saint Augustine S.A.S.(7)	Air Freight & Logistics	First Lien Senior Debt	N/A	N/A	9/19		4.4	4.4	—
Miles 33 Limited(7)	Software	First Lien Senior Debt	4.0%	1.3%	12/17-9/18		7.5	7.5	7.5
		Mezzanine Debt(5)	5.0%	5.0%	9/21		16.9	13.4	13.4
								20.9	20.9

AMERICAN CAPITAL CONTROL CLO INVESTMENT
ACAS Wachovia Investments, L.P.(7)	Diversified Financial Services	Partnership Interest(4)				90%		1.9	0.5
Subtotal Control Investments (56% of total investments at fair value)								$2,502.4	$2,823.7
Total Investment Assets								$4,904.9	$4,997.6

Counterparty	Instrument	Interest Rate(2)	Expiration Date(2)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	5/16-7/17	2	$27.5	$—	$(2.3)
BNP Paribas	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.7%/LIBOR	7/17	1	22.3	—	(2.1)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(6)	5.6%/LIBOR	8/16	1	11.9	—	(0.4)
Total Derivative Agreements						$—	$(4.8)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(3)
JPMorgan Prime Money Market Fund	$22.0	$22.0
BlackRock Liquidity Funds TempFund Institutional Shares(6)	15.0	15.0
BofA Funds Series Trust - BofA Money Market Reserves(6)	15.0	15.0
Fidelity Institutional Money Market Prime Money Market Portfolio - Institutional CL(6)	15.0	15.0
Wells Fargo Heritage Money Market Fund(6)	15.0	15.0
Deutsche Global Liquidity Managed Sterling Fund	5.6	5.6
Total Money Market Funds	$87.6	$87.6

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements
Interim consolidated financial statements of American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as filed with the Securities and Exchange Commission (“SEC”).
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
We currently consolidate ACAS Funding I, LLC and ACAS Funding II, LLC, which are wholly-owned special purpose financing vehicles that were formed for the purpose of purchasing Senior Floating Rate Loans under a $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility, respectively. As of September 30, 2016, ACAS Funding I, LLC and ACAS Funding II, LLC did not have any other operations or activities. As of December 31, 2015, we also consolidated American Capital TRS, LLC (“ACTRS”), which is a wholly-owned entity that has entered into non-recourse total return swaps (“TRS”) with Citibank, N.A. As of December 31, 2015, ACTRS did not have any other operations or activities. The TRS is accounted for as a derivative pursuant to FASB ASC Topic 815, Derivatives and Hedging.
Our consolidated financial statements also include the accounts of European Capital Limited (“European Capital”), which is a wholly-owned investment company that, effective October 1, 2014, acts as an extension of our investment operations and facilitates the execution of our investment strategy. In addition, our consolidated financial statements include the accounts of AC

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Corporate Holdings, Inc. (“ACCH”) and ACE Acquisition Holdings, LLC (“ACE Acquisition”), which are wholly-owned entities that have purchased certain investment securities on behalf of American Capital. As of September 30, 2016, European Capital, ACCH and ACE Acquisition did not have any other operations or activities and were considered to be investment companies under ASC 946, as amended by ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our consolidated statements of cash flows.
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
For the three months ended September 30, 2016, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the year ended December 31, 2015. The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$—	$627	$627
Second Lien Senior Debt	—	456	520	976
Mezzanine Debt	—	—	375	375
Preferred Equity	—	—	127	127
Common Equity	—	—	670	670
Structured Products	—	—	369	369
Investments measured at NAV(1)	—	—	—	150
Investments at Fair Value	—	456	2,688	3,294
Other Assets	—	—	42	42
Long Term Incentive Plan Liability	—	—	(36)	(36)
Other Assets and Liabilities at Fair Value	—	—	6	6
Total	$—	$456	$2,694	$3,300

	December 31, 2015
	Level 1	Level 2	Level 3	Total
First Lien Senior Debt	$—	$57	$863	$920
Second Lien Senior Debt	—	445	490	935
Mezzanine Debt	—	—	604	604
Preferred Equity	—	—	606	606
Common Equity	—	—	1,405	1,405
Structured Products	—	—	418	418
Investments measured at NAV(1)	—	—	—	110
Investments at Fair Value	—	502	4,386	4,998
Other Assets	—	—	31	31
Derivative Agreements	—	(5)	—	(5)
Long Term Incentive Plan Liability	—	—	(34)	(34)
Other Assets and Liabilities at Fair Value	—	(5)	(3)	(8)
Total	$—	$497	$4,383	$4,990
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended September 30, 2016 and 2015:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Total
Balances, July 1, 2016	$1,286	$418	$173	$1,227	$359	$41	$(32)	$3,472
Net realized (loss) gain(1)	(7)	24	1	310	(3)	—	—	325
Reversal of prior period net depreciation (appreciation) upon realization(2)	7	(25)	—	(310)	3	—	—	(325)
Net unrealized (depreciation) appreciation(2)(3)	(8)	35	7	19	28	—	(4)	77
Purchases(4)	8	10	(2)	5	—	3	—	24
Sales(5)	(32)	(6)	(54)	(582)	—	—	—	(674)
Settlements, net(6)	(107)	(81)	—	—	(18)	(2)	—	(208)
Effects of exchange rate changes	—	—	2	1	—	—	—	3
Balances, September 30, 2016	$1,147	$375	$127	$670	$369	$42	$(36)	$2,694

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Total
Balances, July 1, 2015	$1,029	$625	$644	$1,503	$726	$32	$(29)	$4,530
Net realized gain (loss)(1)	3	(3)	(58)	(6)	(2)	—	—	(66)
Reversal of prior period net depreciation upon realization(2)	—	3	63	3	1	—	—	70
Net unrealized (depreciation) appreciation(2)(3)	(10)	(8)	(30)	(26)	(51)	2	—	(123)
Purchases(4)	140	32	22	68	159	8	—	429
Sales(5)	(2)	(14)	(28)	(129)	(284)	—	—	(457)
Settlements, net(6)	(10)	(3)	—	6	(22)	(5)	—	(34)
Effects of exchange rate changes	1	1	2	1	—	—	(1)	4
Balances, September 30, 2015	$1,151	$633	$615	$1,420	$527	$37	$(30)	$4,353

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine months ended September 30, 2016 and 2015:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Total
Balances, January 1, 2016	$1,353	$604	$606	$1,405	$418	$31	$(34)	$4,383
Net realized gain (loss)(1)	6	(10)	198	253	(7)	(3)	(12)	425
Reversal of prior period net (appreciation) depreciation upon realization(2)	(10)	1	(164)	(272)	29	—	12	(404)
Net unrealized appreciation (depreciation)(2)(3)	2	68	(7)	(160)	18	1	(14)	(92)
Purchases(4)	150	35	34	36	—	27	—	282
Sales(5)	(166)	(31)	(523)	(638)	(43)	—	—	(1,401)
Settlements, net(6)	(189)	(294)	(20)	43	(46)	(14)	12	(508)
Effects of exchange rate changes	1	2	3	3	—	—	—	9
Balances, September 30, 2016	$1,147	$375	$127	$670	$369	$42	$(36)	$2,694

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Other Assets	Long Term Incentive Plan Liability	Derivative Agreements	Total
Balances, January 1, 2015	$1,217	$472	$462	$1,546	$583	$51	$(82)	$(74)	$4,175
Net realized (loss) gain(1)	(27)	(61)	(393)	(65)	(9)	—	(46)	45	(556)
Reversal of prior period net depreciation upon realization(2)	34	61	290	65	8	—	46	65	569
Net unrealized (depreciation) appreciation(2)(3)	(35)	(24)	57	(73)	(66)	—	(2)	(37)	(180)
Purchases(4)	383	109	226	141	428	8	—	—	1,295
Sales(5)	(159)	(41)	(84)	(194)	(286)	—	—	—	(764)
Settlements, net(6)	(237)	124	59	9	(128)	(22)	46	1	(148)
Effects of exchange rate changes	(23)	(7)	(2)	(9)	(3)	—	8	—	(36)
Transfers into Level 3(7)	3	—	—	—	—	—	—	—	3
Transfers out of Level 3(7)	(5)	—	—	—	—	—	—	—	(5)
Balances, September 30, 2015	$1,151	$633	$615	$1,420	$527	$37	$(30)	$—	$4,353

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2016:

				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Enterprise Value Waterfall Methodology
Senior Debt	$322	Enterprise discounted cash flow	Discount rate	12%	43%	21%
			Terminal value growth rate	2%	10%	5%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	(25)%	(45)%
			Control premium	9%	16%	11%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	10%	(33)%
Mezzanine Debt	$361	Enterprise discounted cash flow	Discount rate	12%	35%	14%
			Terminal value growth rate	2%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	(25)%	(44)%
			Control premium	9%	16%	11%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	10%	(24)%
Preferred Equity	$124	Enterprise discounted cash flow	Discount rate	7%	22%	14%
			Terminal value growth rate	1%	4%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	15%	(32)%
			Control premium	9%	17%	16%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(45)%	—%	(29)%
Common Equity	$670	Enterprise discounted cash flow	Discount rate	7%	43%	15%
			Terminal value growth rate	1%	10%	3%
		Public comparable companies	Premium or (discount) to multiples of comparable companies	(55)%	(5)%	(27)%
			Control premium	12%	17%	17%
		Sales of comparable companies	Premium or (discount) to multiples of comparable companies	(30)%	10%	(2)%
Long Term Incentive Plan Liability	$(36)	Discounted cash flow	Discount rate	—%	—%	—%
			Premium or (discount) due to lack of control and marketability	—%	—%	—%

Market Yield Valuation Methodology
Senior Debt	$821	Discounted cash flow	Market yield	6%	13%	9%
			Estimated remaining life	0 yrs	4 yrs	4 yrs
Mezzanine Debt	$14	Discounted cash flow	Market yield	19%	27%	24%
			Estimated remaining life	3 yrs	4 yrs	3 yrs
Preferred Equity	$3	Discounted cash flow	Market yield	10%	10%	10%
			Estimated remaining life	4 yrs	4 yrs	4 yrs
Structured Products	$369	Discounted cash flow	Discount rate	6%	46%	16%
			Constant prepayment rate	25%	30%	26%
			Constant default rate	1%	7%	2%

Third-Party Vendor Pricing Service
Senior Debt	$4	Third-party vendor pricing	Bid/Ask	40	43	41

Total	$2,652

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Cost
First Lien Senior Debt	19.3%	20.1%
Second Lien Senior Debt	27.1%	19.9%
Mezzanine Debt	10.7%	14.0%
Preferred Equity	7.8%	12.4%
Common Equity	21.4%	21.4%
Structured Products	13.7%	12.2%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	19.0%	18.4%
Second Lien Senior Debt	29.6%	18.7%
Mezzanine Debt	11.4%	12.1%
Preferred Equity	3.9%	12.1%
Common Equity	24.9%	30.3%
Structured Products	11.2%	8.4%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our portfolio companies. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments as of September 30, 2016 and December 31, 2015. Our investments in CLO securities and derivative agreements are excluded from the table below. Our investments in commercial mortgages and commercial mortgage backed securities are classified in the Real Estate category.

	September 30, 2016	December 31, 2015
Cost
Capital Markets	14.1%	12.6%
Life Sciences Tools & Services	10.1%	9.2%
IT Services	8.9%	9.9%
Commercial Services & Supplies	8.6%	12.1%
Software	8.4%	4.2%
Household Durables	5.3%	4.1%
Diversified Financial Services	5.0%	3.0%
Diversified Consumer Services	4.7%	4.5%
Professional Services	3.9%	2.7%
Trading Companies & Distributors	3.1%	2.3%
Hotels, Restaurants & Leisure	2.8%	1.4%
Containers & Packaging	2.7%	1.9%
Internet Software & Services	2.5%	2.1%
Health Care Equipment & Supplies	2.3%	2.9%
Marine	2.0%	1.5%
Real Estate	1.8%	3.8%
Food & Staples Retailing	1.7%	0.7%
Specialty Retail	1.6%	0.9%
Aerospace & Defense	1.4%	1.8%
Distributors	0.9%	1.7%
Oil, Gas & Consumable Fuels	—%	2.3%
Health Care Providers & Services	—%	2.0%
Independent Power & Renewable Electricity Producers	—%	1.6%
Other	8.2%	10.8%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	September 30, 2016	December 31, 2015
Fair Value
Capital Markets	15.6%	23.4%
IT Services	9.6%	9.1%
Life Sciences Tools & Services	9.3%	7.5%
Software	8.9%	4.1%
Commercial Services & Supplies	8.2%	9.3%
Household Durables	7.1%	4.3%
Diversified Financial Services	5.3%	2.9%
Professional Services	4.3%	2.7%
Trading Companies & Distributors	3.3%	2.2%
Containers & Packaging	2.9%	1.8%
Internet Software & Services	2.7%	1.8%
Hotels, Restaurants & Leisure	2.6%	1.3%
Marine	2.5%	—%
Diversified Consumer Services	1.8%	5.6%
Food & Staples Retailing	1.8%	0.7%
Auto Components	1.6%	1.0%
Insurance	1.6%	1.0%
Real Estate	1.5%	3.3%
Aerospace & Defense	1.4%	1.6%
Distributors	1.0%	1.9%
Health Care Equipment & Supplies	0.3%	1.5%
Health Care Providers & Services	—%	2.2%
Independent Power & Renewable Electricity Producers	—%	1.9%
Oil, Gas & Consumable Fuels	—%	1.8%
Other	6.7%	7.1%
Total	100.0%	100.0%

Note 5. Borrowings
Our borrowings, net of deferred financing costs, consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Secured revolving credit facility due August 2016, $250 million commitment	$—	$167
Secured revolving credit facility due March 2017, $100 million commitment	—	272
Secured revolving credit facility due October 2016, $500 million commitment	—	33
Secured term loan due August 2017, net of discount	—	437
Unsecured Private Notes due September 2018, net of discount	—	344
Total	$—	$1,253
As discussed in Note 1, effective January 1, 2016, debt issuance costs associated with our borrowings, other than our revolving credit facilities, were reclassified as a direct deduction from the carrying amount of the related borrowing.
The daily weighted average debt balance, excluding deferred financing costs and discounts, for the three and nine months ended September 30, 2016 was $288 million and $720 million, respectively, compared to $2,315 million and $2,124 million, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, including amortization and write-off of deferred financing costs and discounts, for the three and nine months ended September 30, 2016 was 6.9% and 6.5%, respectively, compared to 3.7% and 3.6%, respectively, for the comparable periods in 2015. The weighted average interest

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

rate on all of our borrowings, excluding amortization of deferred financing costs and discounts, for the three and nine months ended September 30, 2016 was 6.5% and 4.9%, respectively, compared to 3.1% and 3.1%, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, excluding deferred financing costs and discounts, as of December 31, 2015 was 4.0%.
As of December 31, 2015, the aggregate fair value of our borrowings, excluding deferred financing costs and discounts, was $1,273 million. The fair values of our borrowings are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, and are measured using Level 3 inputs for our debt as of December 31, 2015. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our borrowings is valued at the closing market quotes as of the measurement date or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.
Unsecured Private Notes
On September 20, 2013, we entered into an indenture with U.S. Bank National Association, as Trustee (“Trustee”), relating to the issuance and sale by us of $350 million in aggregate principal amount of senior unsecured five-year notes (“Private Notes”), for proceeds of $342 million, net of underwriters’ discounts. The Private Notes were sold in a private offering to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Private Notes had a fixed interest rate of 6.50% and were scheduled to mature in September 2018.
On July 1, 2016, we provided notice to the Trustee of our election to redeem all of the Private Notes. The Private Notes were redeemed on September 15, 2016 (the “Redemption Date”) at a redemption price (the “Redemption Price”) of 101.625% of the principal amount thereof, plus accrued and unpaid interest on the Private Notes to, but excluding, the Redemption Date. We recorded a loss on debt extinguishment of $9 million as a result of writing off the deferred debt issuance costs and discount in conjunction with repaying the outstanding amounts under the Private Notes at the Redemption Price.
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
On July 1, 2016, we terminated the Secured Term Loan Facility. The outstanding balance under the Secured Term Loan Facility was repaid in full in connection with the termination. We did not incur any early termination fees or penalties as a result of the termination of the Secured Term Loan Facility. We recorded a loss on debt extinguishment of $3 million as a result of writing off the deferred debt issuance costs and discount.
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
Note 6. Stock Options
We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under the employee stock option plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As required by the 1940 Act, we are restricted from issuing awards to our employees and non-employee directors to the extent that the amount of voting securities that would result from the exercise of all such awards at the time of issuance exceeds 20% of our outstanding voting securities. As of September 30, 2016, there were 3.6 million shares available to be granted under the employee stock option plans and in accordance with the 1940 Act restrictions.
Our shareholders approved non-employee director stock option plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans. Stock options granted under the non-employee director stock option plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of September 30, 2016, there were no shares available to be granted under the non-employee director stock option plans. No employee or non-employee director stock options were granted during the three and nine months ended September 30, 2016 and 2015.
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
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business which resulted in workforce reductions of our employees. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and the employees were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the nine months ended September 30, 2016 and 2015, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the acceleration of 0.8 million and 1.0 million, respectively, of unvested stock options was accounted for as a modification and resulted in additional stock-based compensation expense of approximately $2 million and $4 million, respectively, related to additional workforce reductions.
During the three and nine months ended September 30, 2016, we recorded stock-based compensation expense attributable to our stock options of $2 million and $10 million, respectively. During the three and nine months ended September 30, 2015, we

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

recorded stock-based compensation expense attributable to our stock options of $4 million and $14 million, respectively. Stock-based compensation expense was recognized only for options expected to vest, using an estimated forfeiture rate based on historical experience.
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
The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three and nine months ended September 30, 2016, there were no grants under the Deferred Plan. During the three and nine months ended September 30, 2015, cash bonus awards of $1 million and $11 million, respectively, were granted under the Deferred Plan.
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
During the three and nine months ended September 30, 2016, we recorded stock-based compensation expense of $1 million and $4 million, respectively, attributable to the Deferred Plan. During the three and nine months ended September 30, 2015, we recorded stock-based compensation expense of $1 million and $6 million, respectively, attributable to the Deferred Plan.
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
The holders of the Redeemable Preferred Shares have no rights to participate in or receive notice of any general meeting

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

of European Capital and the shares are generally not transferable. The Redeemable Preferred Shares have no rights to receive dividends. During the nine months ended September 30, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized gain (loss) and net unrealized (depreciation) appreciation in our consolidated statements of operations.
The fair value of the Redeemable Preferred Shares as of September 30, 2016 and December 31, 2015 is calculated using the net present value of the estimated future cash flows of the underlying European Capital investments with discounts applied for equity risk, liquidity risk, credit risk, minority interests, lack of marketability and a forfeiture rate. The fair value of the Redeemable Preferred Shares as of September 30, 2016 and December 31, 2015 was $36 million and $34 million, respectively. The fair value of the underlying European Capital investments as of September 30, 2016 and December 31, 2015 was $277 million and $367 million, respectively.
There were no shares issued or redeemed for the three months ended September 30, 2016 and 2015. The following tables summarize the number of shares issued and redeemed (in thousands) for the three months ended March 31, 2016 and 2015:

	Sub-Class A	Sub-Class B	Sub-Class C	Sub-Class D	Sub-Class E	Sub-Class F	Total
Balance, December 31, 2015	344	345	491	100	100	100	1,480
Shares Issued	—	—	—	—	—	—	—
Shares Redeemed	(69)	(69)	(98)	(10)	(10)	(10)	(266)
Balance, March 31, 2016	275	276	393	90	90	90	1,214

	Sub-Class A	Sub-Class B	Sub-Class C	Sub-Class D	Sub-Class E	Sub-Class F	Total
Balance, December 31, 2014	412	413	589	100	100	100	1,714
Shares Issued	—	—	—	—	—	—	—
Shares Redeemed	(68)	(68)	(98)	—	—	—	(234)
Balance, March 31, 2015	344	345	491	100	100	100	1,480
In October 2016, as a result of the exit of all specifically referenced investments related to sub-class C shares, we accelerated the redemption of all sub-class C shares. The redemption value of sub-class C shares was €13.8 million, of which €7.4 million was distributed in October 2016 and the remaining €6.4 million will be distributed in the first quarter of 2017.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 8. Net Operating Income and Net Earnings Per Common Share
The following table sets forth the computation of basic and diluted net operating income and net earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted net operating income per common share	$34	$75	$154	$192
Numerator for basic and diluted net earnings (loss) per common share	$141	$(37)	$167	$40
Denominator for basic weighted average common shares	214.9	267.7	222.2	270.4
Employee stock options and awards	10.2	—	6.7	10.8
Denominator for diluted weighted average common shares	225.1	267.7	228.9	281.2
Basic net operating income per common share	$0.16	$0.28	$0.69	$0.71
Diluted net operating income per common share	$0.15	$0.28	$0.67	$0.68
Basic net earnings (loss) per common share	$0.66	$(0.14)	$0.75	$0.15
Diluted net earnings (loss) per common share	$0.63	$(0.14)	$0.73	$0.14
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
Stock options and unvested shares under our deferred compensation plan of 3.4 million and 13.4 million for the three and nine months ended September 30, 2016, respectively, and 36.9 million and 6.2 million for the three and nine months ended September 30, 2015, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive, as determined using the treasury stock method.
Note 9. Shareholders’ Equity
Our common stock activity for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015
Common stock outstanding at beginning of period	242.6	266.9
Issuance of common stock under stock option plans	2.4	8.3
Repurchase of common stock	(32.7)	(16.2)
Distribution of common stock held in deferred compensation trust	1.5	0.6
Common stock outstanding at end of period	213.8	259.6
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
During the nine months ended September 30, 2016, we repurchased a total of 32.7 million shares of our common stock in the open market for $477 million at an average price of $14.58 per share. During the three and nine months ended September 30, 2015, we repurchased a total of 9.7 million shares and 16.2 million shares, respectively, of our common stock in the open market for an aggregate price of $135 million and $227 million, respectively, at an average price of $13.82 per share and $14.02 per share, respectively.
Note 10. Income Taxes
As a taxable corporation under Subchapter C of the Code, we are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we estimate that for income tax purposes, we had both net operating loss carryforwards and net long-term capital loss carryforwards as of September 30, 2016. Our tax fiscal year ends on September 30.
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
As of September 30, 2016, our deferred tax asset was $664 million, our deferred tax liability was $42 million, our valuation allowance was $366 million and our net deferred tax asset was $256 million.
We estimate the expected tax character of recognition of the reversal of the timing differences that give rise to the deferred tax assets and liabilities as either ordinary or capital income. However, the ultimate tax character of the deferred tax asset or liability may change from our estimated classification based on the ultimate form of recognition of the timing difference. As of September 30, 2016, we believe that it is more likely than not that we will have future ordinary income to realize the majority of our ordinary deferred tax assets and therefore did not record a valuation allowance against these ordinary deferred tax assets except for a significant portion of our net operating losses (“NOL”) generated in New York City which we expect will expire unutilized and the basis differences of the company’s investment in European Capital. As of September 30, 2016, we have recorded a $11 million valuation allowance against a $12 million deferred tax asset related to $144 million of NOLs generated in New York City and $141 million valuation allowance against a $143 million deferred tax asset related to the basis differences from our investment in European Capital.
We continue to maintain a valuation allowance against a significant portion of our capital deferred tax assets. During the three months ended September 30, 2016, we realized a capital loss on our equity investment in European Capital for tax purposes. We believe it is not more likely than not that we will be able to utilize this loss in its entirety and therefore have established a valuation allowance against this loss. As of September 30, 2016, our capital deferred tax assets were $220 million. As of September 30, 2016, we believe that it is more likely than not that we will be able to utilize $15 million of these capital deferred tax assets and therefore we have established a partial valuation allowance of $205 million against certain capital deferred tax assets.
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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

A reconciliation of the provision for income taxes computed at the U.S. federal statutory corporate income tax rate and our effective tax rate for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax on net earnings computed at federal statutory tax rate	$45	$(11)	$46	$43
State taxes, net of federal tax benefit	9	—	12	6
Valuation allowance	73	22	63	(16)
Change in state tax rate	—	—	—	8
Dividends received deduction	(2)	(2)	(9)	(6)
Tax basis difference in consolidated members	4	—	(2)	—
Earnings of European Capital	(8)	—	(18)	10
Capital loss on investment in European Capital	(140)	—	(140)	—
Capital loss carry forward expiration	7	—	7	—
Gain on tax consolidation of portfolio companies	(2)	—	1	—
Capital gain on tax deconsolidation of subsidiary	—	—	—	35
Other	1	(4)	5	3
Total (benefit) provision for income taxes	$(13)	$5	$(35)	$83
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
Loan and Financing Agreements
As of September 30, 2016, we had commitments under loan and financing agreements to fund up to $72 million to 14 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of September 30, 2016, European Capital and its affiliates had commitments of $45 million to fund European Capital UK SME Debt LP and $75 million to fund European Capital Private Debt LP (“ECAS Private Debt”). In addition, as of September 30, 2016, ACAM had a commitment of $111 million to American Capital Equity III, LP, which is expected to be funded by an equity investment from American Capital. See Note 13 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 12. Significant Subsidiaries
We have determined that for the nine months ended September 30, 2016, certain of our unconsolidated portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. Accordingly, pursuant to Rule 10-01(b)(1) of Regulation S-X, aggregate summarized income statement information for the nine months ended September 30, 2016 and 2015 has been included as follows:

	Nine Months Ended September 30,
	2016	2015
Total revenue	$745	$880
Total operating expenses	$688	$759
Net operating income	$57	$121
Net income	$27	$92
Note 13. Asset Sales
On July 1, 2016, European Capital closed on a transaction to sell 100% of its investment in seven European portfolio companies to European Capital Private Equity 1 (“ECPE 1”) for an aggregate consideration of €90 million ($99 million). ECPE 1 is a predominantly third-party private equity fund focused on investing in French companies in the lower middle market. We do not have an investment in ECPE 1; however, employees of a subsidiary of ACAM are limited partners of the fund and are committed to invest 1% of the aggregate capital commitments of the fund. ECPE 1 is managed by a subsidiary of ACAM for an annual management fee of 1.50% on the aggregate drawdown investor commitments plus any leverage commitments, with a maturity date of June 30, 2021, unless extended or terminated earlier. During the three months ended September 30, 2016, $99 million of cash proceeds were received, realizing a loss of $46 million, which was partially offset by a reversal of unrealized depreciation of $44 million.
ECAS Private Debt is a private debt fund that closed during the second quarter of 2015 with €318 million of capital commitments, of which €165 million was committed by European Capital and its affiliates. The ECAS Private Debt fund provides debt financing to mid-market companies in Europe, primarily through unitranche, second lien and mezzanine financing, with secondary purchases of senior loans on an opportunistic basis. During the fourth quarter of 2015, the ECAS Private Debt fund had an additional closing of €69 million which increased the total capital commitments to €387 million. Upon its final closing in April 2016, the ECAS Private Debt fund raised an additional €86 million which increased the investment capacity of the fund to €473 million. The fund will have a three year investment period and a subsidiary of ACAM manages the ECAS Private Debt fund for an annual management fee of 1.50% on deployed capital. The ECAS Private Debt fund will be dissolved on March 19, 2025, unless extended. In April 2015, European Capital sold €162 million ($175 million) of investments at their approximate fair value in 9 portfolio companies to the ECAS Private Debt fund. European Capital received €158 million ($170 million) for the sale of these assets and recognized a realized loss of €4 million ($5 million). As of September 30, 2016, European Capital’s investment in the ECAS Private Debt fund had a cost basis and fair value of $111 million and $115 million, respectively. As of September 30, 2016, European Capital had an unfunded commitment of €66 million ($75 million) to the ECAS Private Debt fund.
On April 28, 2014, we completed a $1.1 billion private placement of partnership interests in American Capital Equity III, LP (“ACE III” or “the Fund”), a new private equity fund focused on investing in U.S. companies in the lower middle market. Concurrent with the private placement, we entered into a Contribution and Redemption Agreement with the Fund pursuant to which we agreed to contribute 100% of our equity and equity-related investments in seven portfolio companies to the Fund and to provide the Fund with an option to acquire our equity investment in WRH, Inc. (the “Equity Option”), in exchange for partnership interests in the Fund. Collectively, the eight portfolio companies (including WRH, Inc., assuming the Equity Option is exercised) comprise the Secondary Portfolio for ACE III. On April 1, 2015, the Equity Option was exercised by the Fund for the exercise price of $24 million. The Fund’s aggregate $1.1 billion capital commitment includes a commitment of $200 million from ACAM for Primary Investments, of which $111 million was undrawn as of September 30, 2016.
On July 1, 2016, American Capital Mortgage Management, LLC (“ACMM”) was sold. See Note 15 to our interim consolidated financial statements included in this Form 10-Q for further discussion.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

Note 14. Related Party Transactions
As a BDC, we are required by law to make available significant managerial assistance to our eligible portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of September 30, 2016, we had board seats on 19 companies in our investment portfolio. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
The following table shows the operating revenue from our control investments, as defined under the 1940 Act for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenue - Control Investments
Interest and dividend income	$25	$84	$182	$210
Fee income	$6	$10	$31	$38
American Capital Asset Management
Our fund management business is conducted through ACAM. In general, ACAM provides investment management services through consolidated subsidiaries that enter into management agreements with each of its managed funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. Under the management agreements, ACAM’s responsibilities include, but are not limited to, sourcing, analyzing and executing investments and asset sales, delivering financial and compliance reports to investors in the funds under management, administering the daily business and affairs of the funds under management and performing other asset management duties. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three and nine months ended September 30, 2016, we recognized operating revenues from our investment in ACAM of $3 million and $74 million, respectively, and $34 million and $103 million, respectively, for the comparable periods in 2015. The decrease in operating revenues from our investment in ACAM for the three and nine months ended September 30, 2016 over the comparable periods in 2015 was primarily due to the sale of ACMM on July 1, 2016 and one-time transaction costs of $7 million related to the sale. During the three and nine months ended September 30, 2016, we received an additional $17 million and $24 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM and $3 million and $9 million, respectively, for the comparable periods in 2015.
During the first quarter of 2016, we transferred to ACAM 100% of our equity investments in ACEI Singapore Holdings Private LTD, BMR Energy LLC, Hollyhock Limited and Taiba Wind Energy, LLC. As of September 30, 2016, the cost basis and fair value of these transferred investments was $74 million and $94 million, respectively.
European Capital
As discussed in Note 1 to these consolidated financial statements, we consolidated our investment in European Capital effective October 1, 2014. ACAM, through its subsidiary, ECAM, acts as the investment manager to European Capital. Under ACAM’s investment management agreement with European Capital, ACAM is entitled to receive an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments at fair value of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. The investment management agreement with European Capital was amended to waive the incentive fee for 2011, 2012, 2013 and 2014. During the first quarter of 2015, the investment management agreement with European Capital was amended to cancel the incentive fee for 2015 and going forward. The management fee charged by ACAM for the three and nine months ended September 30, 2016 was $2 million and $6 million, respectively, and $3 million and $11 million, respectively, for the comparable periods in 2015.
As discussed in Note 7 to these consolidated financial statements, European Capital has issued Redeemable Preferred Shares to employees of ECAM as part of long-term employee incentive plans. These shares are redeemable by European Capital based on the aggregate returns on investments made after January 1, 2012 and are treated as mandatorily redeemable preferred stock in

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

our consolidated balance sheets in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. The fair value of the Redeemable Preferred Shares as of September 30, 2016 and December 31, 2015 was $36 million and $34 million, respectively. During the nine months ended September 30, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized gain (loss) and net unrealized (depreciation) appreciation in our consolidated statements of operations.
Note 15. Acquisition of American Capital
On May 23, 2016, we entered into the Merger Agreement with Ares Capital, under which Ares Capital will acquire American Capital in a cash and stock transaction (the “Acquisition”). As of May 20, 2016, the last full trading day prior to the announcement of the Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of our common stock. As of September 30, 2016, the transaction had an implied value of approximately $4.0 billion, or $17.55 per fully diluted share of our common stock based on the trading price of Ares Capital’s common stock.
Upon the completion of the Acquisition, each share of our common stock issued and outstanding immediately prior to the effective time of the Acquisition will be converted into the right to receive from Ares Capital, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of Ares Capital’s common stock (subject to the payment of cash instead of fractional shares) (the “Exchange Ratio”), (iii) $275 million of cash consideration, or $1.20 per share of American Capital’s common stock and (iv) $2.45 per share in cash, or $562 million, which amount represents the per share cash consideration paid to American Capital pursuant to the sale of ACMM, a wholly owned subsidiary of ACAM to American Capital Agency Corp. (“AGNC”).
Additionally, depending on the effective time of the Acquisition, each share of American Capital’s common stock issued and outstanding immediately prior to the effective time of the transaction will be converted into the right to receive, if any, the make-up dividend amount. The make-up dividend amount would equal (A) if the closing occurs after the record date with respect to Ares Capital’s dividend payable with respect to the fourth quarter of 2016, 37.5% of the Exchange Ratio times Ares Capital’s dividend for such quarter, plus (B) if the closing occurs after the record date with respect to Ares Capital's dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times Ares Capital’s dividend for such quarter, plus (C) if the closing occurs after the record date with respect to Ares Capital's dividend for any subsequent quarter, 100% of the Exchange Ratio times Ares Capital’s dividend for such quarter. The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Ares Capital’s or American Capital’s common stock before the closing of the transaction. Based on the fully diluted number of shares of our common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of Ares Capital’s shares being exchanged for approximately 229.3 million outstanding shares of our common stock, subject to adjustment in certain limited circumstances.
While there can be no assurances as to the exact timing, or that the transaction will be completed at all, Ares Capital has indicated that it expects to complete the transaction as early as the first week of January 2017. The completion of the transaction is subject to certain conditions, including, among others, our stockholder approval, Ares Capital stockholder approval, required regulatory approvals (including from certain regulatory authorities), receipt of certain third-party consents, including third-party consents from certain investment funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016 and other customary closing conditions.
Additionally, on May 23, 2016, Ares Capital entered into an agreement with Ares Capital Management LLC, its investment adviser (the “Transaction Support Agreement”) in connection with the Acquisition. Under the terms of the Transaction Support Agreement, Ares Capital’s investment adviser will (i) provide $275 million of cash consideration, or $1.20 per share of American Capital’s common stock (as referenced above), payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the Acquisition, the lesser of $10 million of income based fees and the amount of income based fees for such quarter, in each case, to the extent earned and payable by Ares Capital in such quarter pursuant to and as calculated under Ares Capital’s investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Acquisition, which is subject to the closing conditions described above.

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
During the three months ended September 30, 2016, we recognized a net realized gain of $386 million on the sale of ACMM, which is recorded in the net realized gain (loss) section in our consolidated statements of operations. This was fully offset by a reversal of unrealized appreciation of $386 million, which is recorded in the net unrealized (depreciation) appreciation section in our consolidated statements of operations.

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
As of September 30, 2016, we managed $10 billion of assets, including assets on our balance sheet and fee earning assets under management by affiliated managers, with $10 billion of total assets under management (including levered assets). Our asset management business is conducted through our wholly-owned portfolio company, American Capital Asset Management, LLC (“ACAM”), a registered investment adviser under the Investment Advisers Act of 1940. As of September 30, 2016, ACAM managed the following funds:

•	American Capital Senior Floating, Ltd. (“ACSF”)

•	American Capital Equity I, LLC (“ACE I”)

•	American Capital Equity II, LP (“ACE II”)

•	American Capital Equity III, LP (“ACE III”)

•	European Capital UK SME Debt LP (“ECAS UK SME Debt”)

•	European Capital Private Debt LP (“ECAS Private Debt”)

•	European Capital Private Equity I (“ECPE 1”)

•	American Capital CLO Fund I, LP (“ACAS CLO Fund I”)

•	ACAS CLO 2007-1, Ltd. (“ACAS CLO 2007-1”)

•	ACAS CLO 2012-1, Ltd. (“ACAS CLO 2012-1”)

•	ACAS CLO 2013-1, Ltd. (“ACAS CLO 2013-1”)

•	ACAS CLO 2013-2, Ltd. (“ACAS CLO 2013-2”)

•	ACAS CLO 2014-1, Ltd. (“ACAS CLO 2014-1”)

•	ACAS CLO 2014-2, Ltd. (“ACAS CLO 2014-2”)

•	ACAS CLO 2015-1, Ltd. (“ACAS CLO 2015-1”)

•	ACAS CLO 2015-2, Ltd. (“ACAS CLO 2015-2”)

•	ACAS CLO IX, Ltd. (“ACAS CLO IX”)
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
Recent Developments
Acquisition of American Capital
On May 23, 2016, we entered into the Merger Agreement with Ares Capital, under which Ares Capital will acquire American Capital in a cash and stock transaction (the “Acquisition”). As of May 20, 2016, the last full trading day prior to the announcement of the Acquisition, the transaction had an implied value of approximately $4.0 billion, or $17.40 per fully diluted share of our common stock. As of September 30, 2016, the transaction had an implied value of approximately $4.0 billion, or $17.55 per fully diluted share of our common stock.
Upon the completion of the Acquisition, each share of our common stock issued and outstanding immediately prior to the effective time of the Acquisition will be converted into the right to receive from Ares Capital, in accordance with the Merger Agreement, (i) $6.41 per share in cash consideration, (ii) stock consideration at the fixed exchange ratio of 0.483 shares, par value $0.001 per share, of Ares Capital’s common stock (subject to the payment of cash instead of fractional shares) (the “Exchange Ratio”), (iii) $275 million of cash consideration, or $1.20 per share of American Capital’s common stock and (iv) $2.45 per share in cash, or $562 million, which amount represents the per share cash consideration paid to American Capital pursuant to the sale of American Capital Mortgage Management, LLC (“ACMM”), a wholly owned subsidiary of ACAM to American Capital Agency Corp. (“AGNC”).
Additionally, depending on the effective time of the Acquisition, each share of American Capital’s common stock issued and outstanding immediately prior to the effective time of the transaction will be converted into the right to receive, if any, the make-up dividend amount. The make-up dividend amount would equal (A) if the closing occurs after the record date with respect to Ares Capital’s dividend payable with respect to the fourth quarter of 2016, 37.5% of the Exchange Ratio times Ares Capital’s dividend for such quarter, plus (B) if the closing occurs after the record date with respect to Ares Capital's dividend payable with respect to the first quarter of 2017, 75% of the Exchange Ratio times Ares Capital’s dividend for such quarter, plus (C) if the closing occurs after the record date with respect to Ares Capital's dividend for any subsequent quarter, 100% of the Exchange Ratio times Ares Capital’s dividend for such quarter. The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Ares Capital’s or American Capital’s common stock before the closing of the transaction. Based on the fully diluted number of shares of our common stock outstanding on the date of the Merger Agreement, the above would result in approximately 110.8 million of Ares Capital’s shares being exchanged for approximately 229.3 million outstanding shares of our common stock, subject to adjustment in certain limited circumstances.
Additionally, on May 23, 2016, Ares Capital entered into an agreement with Ares Capital Management LLC, its investment adviser (the “Transaction Support Agreement”) in connection with the Acquisition. Under the terms of the Transaction Support Agreement, Ares Capital’s investment adviser will (i) provide $275 million of cash consideration, or $1.20 per share of American Capital’s common stock (as referenced above), payable to American Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the Acquisition, the lesser of $10 million of income based fees and the amount of income based fees for such quarter, in each case, to the extent earned and payable by Ares Capital in such quarter pursuant to and as calculated under Ares Capital’s investment advisory and management agreement. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Acquisition, which is subject to the closing conditions described above.
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
While there can be no assurances as to the exact timing, or that the transaction will be completed at all, Ares Capital has indicated that it expects to complete the transaction as early as the first week of January 2017. The completion of the transaction is subject to certain conditions, including, among others, our stockholder approval, Ares Capital stockholder approval, required regulatory approvals (including from certain regulatory authorities), receipt of certain third-party consents, including third-party consents from certain investment funds managed by ACAM and its subsidiaries representing at least 75% of the aggregate assets under management of all such funds as of March 31, 2016 and other customary closing conditions.
Sale of American Capital Mortgage Management, LLC
Concurrently with the execution of the Merger Agreement, on May 23, 2016, we entered into a Purchase and Sale Agreement (the “Mortgage Manager Purchase Agreement”) with ACAM, ACMM and AGNC. ACMM is the parent company of both American Capital AGNC Management, LLC, the external manager of AGNC, and American Capital MTGE Management, LLC, the external manager of American Capital Mortgage Investment Corp. (“MTGE”). Immediately prior to the closing, as defined in the Mortgage Manager Purchase Agreement, our $35 million debt investment in ACMM was settled by ACMM in connection with an equity contribution from ACAM to ACMM. On July 1, 2016, pursuant to the terms of the Mortgage Manager Purchase Agreement, AGNC acquired from ACAM all of the issued and outstanding limited liability company interests in ACMM for a purchase price of $562 million, or $2.45 per diluted share.
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

As of September 30, 2016, we had investments totaling $3.7 billion and $3.3 billion at cost basis and fair value, respectively. As of September 30, 2016, our ten largest investments had a cost basis and fair value of $1.5 billion and $1.6 billion, respectively, or 47%, of total investments at fair value, and are as follows (in millions):

Company	Business Line	Industry	Cost Basis	Fair Value
American Capital Asset Management, LLC	American Capital Asset Management	Capital Markets	$432	$440
Alcami Holdings LLC	American Capital One Stop Buyouts®	Life Sciences Tools & Services	318	271
Bellotto Holdings Limited	European Capital	Household Durables	124	167
Soil Safe Acquisition Corp.	Sponsor Finance and Other Investments	Professional Services	122	125
European Capital Private Debt LP	European Capital	Diversified Financial Services	111	115
GTCR Valor Companies, Inc.	Sponsor Finance and Other Investments	Software	97	96
Convergint Technologies, LLC	Sponsor Finance and Other Investments	Commercial Services & Supplies	94	94
Infogix Parent Corporation	Sponsor Finance and Other Investments	IT Services	91	94
Hard 8 Games, LLC	American Capital One Stop Buyouts®	Hotels, Restaurants & Leisure	88	77
Zodiac Marine and Pool S.A.	European Capital	Marine	64	75
Total			$1,541	$1,554

The following tables show the composition of our investment portfolio by business line at cost basis and fair value, as a percentage of total investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Cost
American Capital One Stop Buyouts®	20.2%	27.1%
Sponsor Finance and Other Investments	42.5%	37.3%
European Capital	11.8%	11.2%
American Capital Asset Management	11.8%	10.9%
Structured Products	13.7%	12.2%
Senior Floating Rate Loans	—%	1.3%
Total	100.0%	100.0%

Fair Value
American Capital One Stop Buyouts®	17.2%	23.5%
Sponsor Finance and Other Investments	44.4%	37.1%
European Capital	13.8%	8.6%
American Capital Asset Management	13.4%	21.3%
Structured Products	11.2%	8.4%
Senior Floating Rate Loans	—%	1.1%
Total	100.0%	100.0%

The following tables show the composition summaries of our investment portfolio at cost basis and fair value, excluding derivative agreements, as a percentage of total investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Cost
First Lien Senior Debt	19.3%	20.1%
Second Lien Senior Debt	27.1%	19.9%
Mezzanine Debt	10.7%	14.0%
Preferred Equity	7.8%	12.4%
Common Equity	21.4%	21.4%
Structured Products	13.7%	12.2%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	19.0%	18.4%
Second Lien Senior Debt	29.6%	18.7%
Mezzanine Debt	11.4%	12.1%
Preferred Equity	3.9%	12.1%
Common Equity	24.9%	30.3%
Structured Products	11.2%	8.4%
Total	100.0%	100.0%

The amounts of our new investments are based on committed amounts as of the investment date. The aggregate dollar amount of new investments by type, use and business line were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Type
First Lien Senior Debt	$—	$303	$50	$1,443
Second Lien Senior Debt	4	138	175	244
Mezzanine Debt	—	14	—	72
Preferred Equity	—	4	10	183
Common Equity	5	85	72	328
Structured Products	—	147	—	349
Total by type	$9	$691	$307	$2,619

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Use
Investments in ACAM and Fund Development	$5	$82	$84	$129
Sponsor Finance and Other Investments	—	191	145	361
European Capital	—	14	8	362
Senior Floating Rate Loans	—	223	—	1,126
Structured Products	—	147	—	349
Add-on financing for acquisition	4	—	30	—
Add-on financing for growth and working capital	—	33	27	90
Add-on financing for working capital in distressed situations	—	1	13	11
Add-on financing for recapitalizations, not including distressed investments	—	—	—	46
Add-on for ACE buybacks	—	—	—	145
Total by use	$9	$691	$307	$2,619

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Business Line
Investments in ACAM and Fund Development	$5	$82	$84	$129
Sponsor Finance and Other Investments	4	220	188	469
European Capital	—	14	8	362
American Capital One Stop Buyouts®	—	5	27	184
Senior Floating Rate Loans	—	223	—	1,126
Structured Products	—	147	—	349
Total by business line	$9	$691	$307	$2,619

We received cash proceeds from realizations and repayments of portfolio investments by source and business line as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Source
Equity investments	$635	$177	$1,114	$360
Principal prepayments	195	41	449	217
Payment of accrued PIK notes and dividend and accreted OID	22	9	158	38
Loan syndications and sales	41	75	644	335
Scheduled principal amortization	21	192	61	363
Total by source	$914	$494	$2,426	$1,313

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Business Line
American Capital Asset Management	$579	$32	$600	$38
Sponsor Finance and Other Investments	176	99	524	134
American Capital One Stop Buyouts®	71	7	664	119
European Capital	68	72	135	357
Structured Products	17	22	87	126
Senior Floating Rate Loans	3	262	416	539
Total by business line	$914	$494	$2,426	$1,313
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
As of September 30, 2016, we had 12 companies in our American Capital One Stop Buyouts® portfolio with a cost basis and fair value of $738 million and $565 million, respectively, with an average investment size of $47 million at fair value. As of September 30, 2016, our American Capital One Stop Buyouts® portfolio consisted of $465 million and $100 million of debt and equity investments at fair value, respectively. As of September 30, 2016, the weighted average effective interest rate on the debt investments in this portfolio was 8.0%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 63%. During the three and nine months ended September 30, 2016, we recognized interest, dividend and fee income from our American Capital One Stop Buyouts® portfolio of $11 million and $62 million, respectively.
As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of September 30, 2016, we had board seats at 11 companies in our American Capital One Stop Buyouts® portfolio and had board observation rights at certain companies. Providing assistance to the companies in our investment portfolio serves as an opportunity for us to maximize their value.
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
As of September 30, 2016, we had 47 companies in our Sponsor Finance and Other Investments portfolio with a cost basis and fair value of $1,554 million and $1,465 million, respectively, with an average investment size of $31 million at fair value. As of September 30, 2016, our Sponsor Finance and Other Investments portfolio consisted of $1,406 million and $59 million of debt and equity investments at fair value, respectively. As of September 30, 2016, the weighted average effective interest rate on the debt investments in this portfolio was 8.8%, which includes the impact of non-accruing loans, and our fully-diluted weighted average ownership interest in the equity investments in this portfolio was 33%. During the three and nine months ended September 30, 2016, we recognized interest, dividend and fee income from our Sponsor Finance and Other Investments portfolio of $41 million and $168 million, respectively. As of September 30, 2016, the cost basis and fair value of our Sponsor Finance investments was $1,414 million and $1,388 million, respectively, and the cost basis and fair value of our Other investments was $140 million and $77 million, respectively.
American Capital Asset Management Investment
Our fund management business is conducted through our wholly-owned portfolio company, ACAM, and its consolidated subsidiaries. In general, subsidiaries of ACAM enter into management agreements with each of its managed funds. As of September 30, 2016, the cost basis and fair value of our investment in ACAM was $432 million and $440 million, respectively, or 13% of our total investments at fair value. ACAM, through a wholly-owned subsidiary, also holds direct investments in ACAS CLO 2012-1, ACAS CLO 2013-1, ACAS CLO 2014-1, ACAS CLO 2014-2, ACAS CLO 2015-1 and ACAS CLO 2015-2 consisting of 59% to 70% of the non-rated equity tranche of subordinated notes with an aggregate cost basis and fair value of $162 million and $110 million, respectively, as of September 30, 2016.
As of September 30, 2016, ACAM, though a wholly-owned subsidiary, also holds a direct investment in ACAS CLO IX consisting of 100% of the non-rated equity tranche of subordinated notes with a cost basis and fair value of $42 million. During the nine months ended September 30, 2016, we transferred to ACAM 100% of our equity investments in ACEI Singapore Holdings Private LTD, BMR Energy LLC, Hollyhock Limited and Taiba Wind Energy, LLC. As of September 30, 2016, the cost basis and fair value of these transferred investments was $74 million and $94 million, respectively. As of September 30, 2016, ACAM holds a co-investment in ACE III with a cost basis and fair value of $85 million and $93 million, respectively, and a co-investment in ACSF with a cost basis and fair value of $4 million and $3 million, respectively.
As of September 30, 2016, ACAM’s earning assets under management totaled $5 billion. As of September 30, 2016, ACAM had $5 billion of total assets under management (including levered assets), including $236 million of total assets under management for American Capital Senior Floating, Ltd. (NASDAQ: ACSF).
As of September 30, 2016, ACAM had over 75 employees, including nine investment teams with over 50 investment professionals located in Bethesda (Maryland), New York, Annapolis (Maryland), London and Paris. We have entered into service agreements with ACAM to provide it with additional asset management and administrative services support. Through these agreements, we provide investment advisory and oversight services to ACAM, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. During the three and nine months ended September 30, 2016, American Capital earned $3 million and $14 million, respectively, from ACAM for these services. ACAM generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, American Capital or ACAM may invest directly into these funds and earn investment income from its investments in those funds. In accordance with the 1940 Act, our management agreement with ACSF terminates automatically upon assignment. The term “assignment” is broadly defined under the 1940 Act and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us. Also, in accordance with the Advisers Act, none of our management agreements may be assigned without the respective fund’s consent in addition to any other restrictions on assignment set forth therein.
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
The following table sets forth certain information with respect to ACAM’s funds under management as of September 30, 2016:

Fund	Fund type	Established	Assets under management	Earning assets under management	Investment types	Capital type
ACSF(1)	Publicly Traded BDC - NASDAQ (ACSF)	2014	$236 Million	$257 Million	Senior Floating Rate Loans	Permanent
ACE I	Private Equity Fund	2006	$105 Million	$101 Million	Equity	Finite Life
ACE II	Private Equity Fund	2007	$42 Million	$39 Million	Equity	Finite Life
ACE III	Private Equity Fund	2014	$419 Million	$618 Million	Equity	Finite Life
ECAS UK SME Debt(3)	Private Debt Fund	2014	$41 Million(2)	$40 Million(2)	Senior and Mezzanine Debt	Finite Life
ECAS Private Debt	Private Debt Fund	2015	$398 Million	$292 Million	Senior and Mezzanine Debt	Finite Life
ECPE 1	Private Equity Fund	2016	$101 Million	$101 Million	Equity	Finite Life
ACAS CLO Fund I	Private CLO Fund	2015	$314 Million	$448 Million	CLO Equity	Finite Life
ACAS CLO 2007-1(3)	CLO	2006	$106 Million	$5 Million	Senior Debt	Finite Life
ACAS CLO 2012-1(3)	CLO	2012	$247 Million	$244 Million	Senior Debt	Finite Life
ACAS CLO 2013-1(3)	CLO	2013	$396 Million	$402 Million	Senior Debt	Finite Life
ACAS CLO 2013-2	CLO	2013	$393 Million	$398 Million	Senior Debt	Finite Life
ACAS CLO 2014-1(3)	CLO	2014	$586 Million	$592 Million	Senior Debt	Finite Life
ACAS CLO 2014-2(3)	CLO	2014	$393 Million	$398 Million	Senior Debt	Finite Life
ACAS CLO 2015-1(3)	CLO	2015	$534 Million	$533 Million	Senior Debt	Finite Life
ACAS CLO 2015-2(3)	CLO	2015	$499 Million	$493 Million	Senior Debt	Finite Life
ACAS CLO IX(3)	CLO	2016	$400 Million	$394 Million	Senior Debt	Finite Life
 ——————————

(1)	Assets under management and earning assets under management of ACSF are as of June 30, 2016.

(2)	Committed capital of £100 million ($130 million) in ECAS UK SME Debt fund, which remained largely unfunded as of September 30, 2016.

(3)	These funds are consolidated by ACAM and included in ACAM’s consolidated financial statements.

Structured Products Investments
Our Structured Products investments consist of investments in CLO and CDO securities. Our Structured Products investments are generally in non-investment grade securities. We invest in Structured Products with the intention of holding them until maturity. As of September 30, 2016, our Structured Products investments had a cost basis and fair value of $502 million and $369 million, respectively, or 11% of our total investments at fair value. This includes our investment in ACAS CLO 2007-1, which represents $20 million at fair value.
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

We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. During the second quarter of 2016, we completed the sale of our Senior Floating Rate Loan portfolio. Since 2014, we have received $3.5 billion in proceeds from the sale of these investments. The proceeds from the sale of our Senior Floating Rate Loan portfolio were partially utilized to pay down obligations under the $1.25 billion secured revolving credit facility and $500 million secured revolving credit facility.
During the nine months ended September 30, 2016, we realized a loss of $8 million from our Senior Floating Rate Loan portfolio, which was partially offset by a reversal of unrealized depreciation of $7 million. During the three months ended September 30, 2015, we recognized interest income and interest expense from our Senior Floating Rate Loan portfolio totaling $24 million and $8 million, respectively. During the nine months ended September 30, 2015, we recognized interest income and interest expense from our Senior Floating Rate Loan portfolio totaling $67 million and $19 million, respectively.
European Capital
European Capital primarily invests in senior and mezzanine debt and equity in buyouts of private companies sponsored by European Capital (“European Capital One Stop Buyouts®”), or sponsored by other private equity funds and provides capital directly to early stage and mature private and small public companies (“European Capital Sponsor Finance and Other Investments”).
On July 1, 2016, European Capital closed on a transaction to sell 100% of its investment in seven European portfolio companies to European Capital Private Equity 1 (“ECPE 1”) for an aggregate consideration of €90 million ($99 million).
ECPE 1 is a predominantly third-party private equity fund focused on investing in French companies in the lower middle market. We do not have an investment in ECPE 1; however, employees of a subsidiary of ACAM are limited partners of the fund and are committed to invest 1% of the aggregate capital commitments of the fund. ECPE 1 is managed by a subsidiary of ACAM for an annual management fee of 1.50% on the aggregate drawdown investor commitments plus any leverage commitments, with a maturity date of June 30, 2021, unless extended or terminated earlier.
As of September 30, 2016, European Capital had investments in 8 companies with a cost basis and fair value of $434 million and $455 million, respectively, with an average investment size of $57 million at fair value.

The following tables show the composition of European Capital’s investment portfolio at cost basis and fair value, as a percentage of total investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Cost
First Lien Senior Debt	2.1%	4.0%
Second Lien Senior Debt	5.8%	4.5%
Mezzanine Debt	17.0%	25.5%
Preferred Equity	25.8%	26.9%
Common Equity	49.3%	39.1%
Structured Products	—%	—%
Total	100.0%	100.0%

Fair Value
First Lien Senior Debt	2.0%	4.4%
Second Lien Senior Debt	6.1%	—%
Mezzanine Debt	15.4%	20.4%
Preferred Equity	18.7%	23.9%
Common Equity	57.8%	51.3%
Structured Products	—%	—%
Total	100.0%	100.0%

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
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of September 30, 2016.

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

The consolidated operating results were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue	$94	$176	$398	$498
Operating expenses	42	68	181	215
NOI before income taxes	52	108	217	283
Tax provision	(18)	(33)	(63)	(91)
NOI	34	75	154	192
Loss on extinguishment of debt, net of tax	(7)	—	(7)	—
Net realized gain (loss), net of tax	170	(57)	273	(493)
Net realized gain (loss)	197	18	420	(301)
Net unrealized (depreciation) appreciation, net of tax	(56)	(55)	(253)	341
Net earnings (loss)	$141	$(37)	$167	$40

Operating Revenue
We derive the majority of our operating revenue from our investments in senior and mezzanine debt and equity of middle market companies and our investments in Structured Products, as well as dividend income from our fund management business which is conducted through ACAM.
Operating Revenue by Business Line
Operating revenue by business line was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Business Line
Sponsor Finance and Other Investments	$41	$32	$168	$88
American Capital Asset Management	3	34	74	103
Structured Products	29	24	71	81
American Capital One Stop Buyouts®	11	49	62	116
European Capital	10	13	23	43
Senior Floating Rate Loans	—	24	—	67
Total by business line	$94	$176	$398	$498
Sponsor Finance and Other Investments
Interest, dividend and fee income from our Sponsor Finance and Other Investments increased by $9 million, or 28%, for the three months ended September 30, 2016, over the comparable period in 2015, primarily due to an increase in our weighted average debt investments at cost in our Sponsor Finance and Other portfolio, which was partially offset by a negative impact from non-accrual investments during the three months ended September 30, 2016 over the comparable period in 2015. Interest, dividend and fee income from our Sponsor Finance and Other Investments increased by $80 million, or 91%, for the nine months ended September 30, 2016, over the comparable period in 2015, primarily due to a $530 million increase in our weighted average debt investments at cost in our Sponsor Finance and Other portfolio.
American Capital Asset Management
Interest, dividend and fee income from ACAM decreased by $31 million, or 91%, and by $29 million, or 28%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to the sale of ACMM on July 1, 2016 and one-time transaction costs of $7 million related to the sale.
Structured Products
Interest income on Structured Products investments increased by $5 million, or 21%, for the three months ended September 30, 2016, over the comparable period in 2015, primarily due to higher actual and projected payments. Interest income on Structured Products investments decreased by $10 million, or 12%, for the nine months ended September 30, 2016, over the comparable period in 2015, primarily due to exits, which was partially offset by an increase in interest income due to higher actual and projected payments. During three months ended September 30, 2016, we realized cash proceeds of $17 million and recognized interest income of $29 million from our Structured Products investments. During nine months ended September 30, 2016, we realized cash proceeds of $87 million and recognized interest income of $71 million from our Structured Products investments.
Interest income on Structured Products is recognized using the effective interest method as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and the cost basis of the investment. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised effective yield is calculated prospectively in accordance with FASB ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. During the three months ended September 30, 2016, we did not record credit loss write downs on our Structured Products investments. During the nine months ended September 30, 2016, we recorded $10 million in credit loss write downs on sixteen Structured Products investments. As of September 30, 2016, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by $106 million.
See Note 2 – Interest and Dividend Income Recognition policy in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of how projected cash flows affect revenue recognition on our Structured Products investments.
American Capital One Stop Buyouts®
Interest, dividend and fee income from our American Capital One Stop Buyouts® decreased by $38 million, or 78%, and by $54 million, or 47%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to exits as well as a negative impact from non-accrual investments during the three and nine months ended September 30, 2016 over the comparable periods in 2015.
European Capital
European Capital’s operating revenue for the three and nine months ended September 30, 2016 was $10 million and $23 million, respectively, comprised of $4 million and $7 million of interest income on European Capital debt investments, respectively, and $6 million and $16 million of dividend income on European Capital equity investments, respectively. European Capital’s operating revenue for the three and nine months ended September 30, 2015 was $13 million and $43 million, respectively, comprised of $9 million and $25 million of interest income on European Capital debt investments, respectively, $3 million and $15 million of dividend income on European Capital equity investments, respectively, and $1 million and $3 million of income on European Capital CLO investments, respectively. The decrease in European Capital’s operating revenue for the three and nine months ended September 30, 2016 over the comparable periods in 2015 was primarily due to a decrease in its weighted average debt investments at cost.
For the three and nine months ended September 30, 2016, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $3 million and $4 million, respectively, as a result of debt investments being removed from non-accrual. For the three and nine months ended September 30, 2015, European Capital recorded additional interest income on uncollected PIK interest income recorded in prior periods of $5 million and $9 million, respectively, as a result of debt investments being removed from non-accrual.
Senior Floating Rate Loans
We initiated our Senior Floating Rate Loan portfolio in 2014 and purchased $3.0 billion of investments through December 31, 2015. During the fourth quarter of 2015, we substantially liquidated our Senior Floating Rate Loan portfolio. During the second quarter of 2016, we completed the sale of our Senior Floating Rate Loan portfolio.
American Capital Operating Revenue (excluding the financial results related to the consolidation of European Capital) for the three and nine months ended September 30, 2016 and 2015
The following table summarizes American Capital’s operating revenue, excluding European Capital (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income on debt investments	$46	$77	$153	$204
Interest income on Structured Products investments	29	24	71	81
Dividend income from equity investments, excluding ACAM	—	23	48	44
Dividend income from ACAM	—	28	59	82
Other interest income	1	—	2	—
Interest and dividend income	76	152	333	411
Portfolio company advisory and administrative fees	3	3	14	11
Advisory and administrative services – ACAM	3	5	14	20
Other fees	2	3	14	13
Fee income	8	11	42	44
Total operating revenue	$84	$163	$375	$455

American Capital Interest and Dividend Income (excluding the financial results related to the consolidation of European Capital)
The following table summarizes selected data for our debt (excluding Senior Floating Rate Loans), Structured Products and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Debt investments at cost(1)	$2,046	$2,016	$2,197	$1,889
Average non-accrual debt investments at cost(2)	$194	$179	$190	$186
Effective interest rate on debt investments	9.0%	10.4%	9.3%	9.7%
Effective interest rate on debt investments, excluding non-accrual prior period adjustments	9.0%	9.4%	9.0%	9.2%
Structured Products investments at cost(1)	$506	$687	$528	$689
Effective interest rate on Structured Products investments	23%	14.5%	18%	15.8%
Debt and Structured Products investments at cost(1)	$2,552	$2,703	$2,725	$2,578
Effective interest rate on debt and Structured Products investments	11.8%	11.4%	11.0%	11.3%
Average daily one-month LIBOR	0.5%	0.2%	0.5%	0.2%
Equity investments at cost(1)(3)	$335	$837	$538	$910
Effective dividend yield on equity investments(3)	0.7%	10.8%	11.9%	6.4%
Effective dividend yield on equity investments, excluding non-accrual prior period adjustments(3)	6.4%	5.1%	8.9%	3.6%
Debt, Structured Products and equity investments at cost(1)(3)	$2,887	$3,540	$3,263	$3,488
Effective yield on debt, Structured Products and equity investments(3)	10.5%	11.3%	11.1%	10%
Effective yield on debt, Structured Products and equity investments, excluding non-accrual prior period adjustments(3)	11.2%	9.3%	10.4%	9.1%
 ——————————

(1)	Monthly weighted average of investments at cost. Excludes Senior Floating Rate Loans.

(2)	Quarterly average of investments at cost.

(3)	Excludes our equity investment in ACAM.

Debt Investments

Interest income on debt investments decreased by $31 million, or 40%, and by $51 million, or 25%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to a decrease in interest income on our Senior Floating Rate Loan portfolio of $24 million and $67 million, respectively, which was partially offset by an increase in our weighted average debt investments outstanding at cost. Our weighted average debt investments outstanding at cost, excluding Senior Floating Rate Loans, increased by $30 million and $308 million, respectively, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily as a result of new Sponsor Finance investments. The average non-accrual debt investments outstanding increased from $179 million and $186 million during the three and nine months ended September 30, 2015, respectively, to $194 million and $190 million during the three and nine months ended September 30, 2016, respectively.
When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we may record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the nine months ended September 30, 2016, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $5 million as a result of debt investments being removed from non-accrual, which had an approximate 30 basis point positive impact on the effective interest rate on debt investments. For the three and nine months ended September 30, 2015, we recorded additional interest income on uncollected PIK interest income recorded in prior periods of $5 million and $6 million, respectively, as a result of debt investments being removed from non-accrual, which had an approximate 100 basis point and 50 basis point positive impact, respectively, on the effective interest rate on debt investments.

Equity Investments, Excluding ACAM
Dividend income from equity investments, excluding ACAM, decreased by $23 million, or 100%, for the three months ended September 30, 2016, over the comparable period in 2015, primarily due to exits as well as a negative non-accrual impact on preferred equity investments. Dividend income from equity investments, excluding ACAM, increased by $4 million, or 9%, for the nine months ended September 30, 2016, over the comparable period in 2015, primarily due to an $18 million increase in dividend income for non-recurring dividends, which was partially offset by a decrease in dividend income due to exits as well as a negative non-accrual impact on preferred equity investments. As a result, the monthly weighted average effective dividend yield on equity investments was 0.7% and 11.9% for the three and nine months ended September 30, 2016, respectively.
When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we may record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three months ended September 30, 2016, we recorded reserves on accrued PIK dividend income recorded in prior periods from preferred stock investments of $5 million, which had an approximate 570 basis point negative impact on the effective dividend yield on equity investments. For the nine months ended September 30, 2016, we recorded dividend income for the reversal of reserves on accrued PIK dividend income attributable to prior periods from preferred stock investments of $12 million, which had an approximate 300 basis point positive impact on the effective dividend yield on equity investments. For the three and nine months ended September 30, 2015, we recorded dividend income for the reversal of reserves of accrued PIK dividend income attributable to prior periods from preferred stock investments of $12 million and $19 million, respectively, which had an approximate 570 basis point and 280 basis point positive impact, respectively, on the effective dividend yield on equity investments.
For the three and nine months ended September 30, 2016, we recorded $5 million and $29 million of dividend income for non-recurring dividends on equity investments, respectively, and $5 million and $11 million, respectively, for the comparable periods in 2015.
Equity Investments - ACAM

Dividend income from ACAM decreased by $28 million, or 100%, and by $23 million, or 28%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to the sale of ACMM on July 1, 2016 and one-time transaction costs of $7 million related to the sale.
During the three and nine months ended September 30, 2016, we received an additional $17 million and $24 million, respectively, of dividends from ACAM, which were recorded as a reduction to the cost basis of our investment in ACAM and $3 million and $9 million, respectively, for the comparable periods in 2015.
Fee Income

Portfolio Company Advisory and Administrative Fees

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. Our portfolio company advisory and administrative fees for the three and nine months ended September 30, 2016 were $3 million and $14 million, respectively, and $3 million and $11 million, respectively, for the comparable periods in 2015.

Advisory and Administrative Services - ACAM

We have entered into service agreements with ACAM to provide additional asset management and administrative service support so that ACAM can fulfill its responsibilities under its management agreements. The fees generated from these service agreements for the three and nine months ended September 30, 2016 were $3 million and $14 million, respectively, and $5 million and $20 million, respectively, for the comparable periods in 2015.

Other Fees

Other fees are primarily composed of transaction fees for structuring, financing and executing portfolio transactions, which may not be recurring in nature. These fees amounted to $2 million and $14 million for the three and nine months ended September 30, 2016, respectively, and $3 million and $13 million, respectively, for the comparable periods in 2015.

Operating Expenses
Operating expenses decreased by $26 million, or 38%, and by $34 million, or 16%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015. Operating expenses consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest	$5	$21	$35	$58
Salaries, benefits and stock-based compensation	24	31	77	93
Severance related costs	—	—	8	10
European Capital management fees	2	3	6	11
General and administrative	11	13	55	43
Total operating expenses	$42	$68	$181	$215
Interest
Interest expense decreased by $16 million, or 76%, and by $23 million, or 40%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to a decrease in the daily weighted average debt balance. The weighted average interest rate on all of our borrowings, including amortization and write-off of deferred financing costs and discounts, for the three and nine months ended September 30, 2016 was 6.9% and 6.5%, respectively, compared to 3.7% and 3.6%, respectively, for the comparable periods in 2015. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs and discounts, for the three and nine months ended September 30, 2016 was 6.5% and 4.9%, respectively, compared to 3.1% and 3.1%, respectively, for the comparable periods in 2015. As of September 30, 2016, all of our borrowings have been repaid in full.
Salaries, Benefits and Stock-based Compensation and Severance Related Costs
Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Base salaries	$10	$13	$30	$37
Incentive compensation	9	11	28	32
Benefits	2	2	7	9
Stock-based compensation	3	5	12	15
Severance related costs	—	—	8	10
Total salaries, benefits and stock-based compensation and severance related costs	$24	$31	$85	$103
Salaries, benefits and stock-based compensation and severance related costs decreased by $7 million, or 23%, and $18 million, or 17%, for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to a reduction in base salaries, stock-based compensation and incentive compensation due to workforce reductions.
Due to changes in the composition of our investment portfolio and market conditions, we conducted strategic reviews of our business in the fourth quarter of 2014, which resulted in workforce reductions and the closing of two of our offices as well as the elimination of certain functions at other offices. In conjunction with the restructuring, the vesting of any unvested stock options held by impacted employees as of the date of their separation was accelerated, and they were given a period of up to one year from their separation date, or less if the expiration of the option was within one year from their separation date, to exercise all outstanding options. During the nine months ended September 30, 2016, we recorded charges for both severance and related employee costs of $8 million, including $2 million from the modification of stock options and $6 million of severance costs for additional workforce reductions during 2016. During the nine months ended September 30, 2015, we recorded charges for severance and related employee costs of $10 million, including $4 million from the modification of stock options and $6 million for severance costs for additional workforce reductions during 2015.
As of September 30, 2016, we employed 233 full-time employees, which included 79 employees at ACAM, compared to 362 full-time employees as of September 30, 2015. Compensation expense for ACAM employees is not included in our consolidated expenses as the financial results of ACAM are not consolidated with our financial results.

European Capital Management Fees
Management fees represent fees charged by European Capital Asset Management Limited “ECAM”, a wholly-owned subsidiary of ACAM, to European Capital for management and other services during the quarter. These fees are recorded as operating revenue in ACAM’s statement of operations and are a component of the dividend income we receive from ACAM.
General and Administrative
General and administrative expenses decreased by $2 million, or 15%, for the three months ended September 30, 2016 over the comparable period in 2015. General and administrative expenses increased by $12 million, or 28%, for the nine months ended September 30, 2016, over the comparable period in 2015, primarily due to $17 million of transaction costs associated with our strategic review process.
Tax Benefit (Provision)
Our tax benefit (provision) consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax provision - net operating income	$(18)	$(33)	$(63)	$(91)
Tax (provision) benefit - net realized gain (loss)	(156)	23	(140)	78
Tax benefit - loss on extinguishment of debt	5	—	5	—
Tax benefit (provision) - net unrealized (depreciation) appreciation	182	6	234	(70)
Total tax benefit (provision)	$13	$(4)	$36	$(83)
The tax provision - net operating income decreased by $15 million and $28 million, respectively, for the three and nine months ended September 30, 2016, over the comparable periods in 2015, primarily due to an increase in PIK dividend accruals as PIK dividends are treated as capital in nature and recorded at an effective tax rate of 0%, as compared to ordinary interest and dividends, which have an effective tax rate of approximately 39%. Additionally, the effective tax rate was reduced for certain non-recurring dividends on equity investments received during the nine months ended September 30, 2016 that were excluded from taxable income.
The tax (provision) benefit - net realized gain (loss) decreased by $179 million and $218 million, respectively, for the three and nine months ended September 30, 2016, over the comparable periods in 2015, primarily due to the relative amounts of realizations treated as losses that reduce ordinary income, which have an effective tax rate of 39%, as compared to capital losses, which have an effective tax rate of 0%.
The tax benefit - net unrealized (depreciation) appreciation increased by $176 million and $304 million, respectively, for the three and nine months ended September 30, 2016, over the comparable periods in 2015, primarily due to the relative amounts of unrealized appreciation that will be treated as ordinary income, which have an effective tax rate of 39%, as compared to realizations that are capital, which have an effective tax rate of 0%.

Net Realized Gain (Loss)
Our net realized gain (loss) consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
American Capital Asset Management, LLC	$386	$—	$386	$—
TestAmerica Environmental Services, LLC	27	—	27	—
MW Acquisition Corporation	1	—	43	—
SEHAC Holding Corporation	—	—	225	—
Mobipark S.A.S.	—	—	42	—
Bensussen Deutsch & Associates, LLC	—	—	16	—
Orchard Brands Corporation	—	37	—	37
Other, net	3	9	31	22
Total gross realized portfolio gain	417	46	770	59

Sale to European Capital Private Equity 1	(46)	—	(46)	—
EXPL Pipeline Holdings LLC	(37)	—	(37)	—
WIS Holding Company, Inc.	—	—	(122)	—
ASAP Industries Holdings, LLC	—	—	(50)	—
ECA Acquisition Holdings, Inc.	—	—	(26)	—
WRH, Inc.	—	—	—	(225)
Alcami Holdings LLC	—	—	—	(168)
Core Financial Holdings, LLC	—	(44)	—	(44)
Miles 33 Limited	—	(30)	—	(31)
Financière H S.A.S.	—	(30)	—	(30)
TestAmerica Environmental Services, LLC	—	—	—	(28)
Fosbel Holding, Inc.	—	—	—	(19)
Contour Semiconductor, Inc.	—	—	—	(18)
Other, net	(8)	(10)	(55)	(54)
Total gross realized portfolio loss	(91)	(114)	(336)	(617)
Total net realized portfolio gain (loss)	326	(68)	434	(558)
Foreign currency transactions	—	(10)	(4)	(9)
Derivative agreements	—	(2)	(5)	(3)
WRH, Inc. Equity Option	—	—	—	45
Long term incentive plan liability	—	—	(12)	(46)
Tax (provision) benefit	(156)	23	(140)	78
Total net realized gain (loss)	$170	$(57)	$273	$(493)

The following are summary descriptions of portfolio companies with realized gains or losses equal to or greater than $30 million.
Concurrently with the execution of the Merger Agreement, on May 23, 2016, we entered into the Mortgage Manager Purchase Agreement with ACAM, ACMM and AGNC. ACMM is the parent company of both American Capital AGNC Management, LLC, the external manager of AGNC, and American Capital MTGE Management, LLC, the external manager of MTGE. On July 1, 2016, pursuant to the terms of the Mortgage Manager Purchase Agreement, AGNC acquired from ACAM all of the issued and outstanding limited liability company interests in ACMM for a purchase price of $562 million. We realized a gain of $386 million, which was fully offset by a reversal of unrealized appreciation of $386 million.
On July 1, 2016, European Capital closed on a transaction to sell 100% of its investment in seven European portfolio companies to European Capital Private Equity 1 (“ECPE 1”) for an aggregate consideration of €90 million ($99 million). As part of the sale, $99 million of cash proceeds were received, realizing a loss of $46 million, which was partially offset by a reversal of unrealized depreciation of $44 million.

In the third quarter of 2016, our portfolio company, EXPL Pipeline Holdings LLC, was sold. As part of the sale, we received $64 million in cash proceeds, realizing a loss of $37 million, which was partially offset by a reversal of unrealized depreciation of $35 million.
In the second quarter of 2016, our portfolio company, SEHAC Holding Corporation, was sold. As part of the sale, we received $227 million in cash proceeds, realizing a gain of $225 million, which was partially offset by a reversal of unrealized appreciation of $219 million. We also expect to receive $10 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2016, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the second quarter of 2016, our portfolio company, Mobipark S.A.S, was sold. As part of the sale, we received $60 million in cash proceeds, realizing a gain of $42 million, which was fully offset by a reversal of unrealized appreciation of $42 million. We also expect to receive $1 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2016, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
In the second quarter of 2016, our portfolio company, MW Acquisition Corporation, was sold. As part of the sale, we received $94 million in cash proceeds, realizing a gain of $43 million, which was fully offset by a reversal of unrealized appreciation of $45 million. We also expect to receive $2 million of additional cash proceeds from this sale that remain held in a sale escrow as of September 30, 2016, which are recorded in the financial statement line item other assets in our consolidated balance sheets.
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
In the third quarter of 2015, we wrote off our portfolio company, Core Financial Holdings, LLC, realizing a loss of $44 million, which was fully offset by a reversal of unrealized depreciation of $44 million.
In the third quarter of 2015, we wrote off a portion of our senior and mezzanine debt in Miles 33 Limited, realizing a loss of $30 million, which was fully offset by a reversal of unrealized depreciation of $30 million.
In the third quarter of 2015, our portfolio company, Financière H S.A.S., was sold. As part of the sale, we received $39 million in cash proceeds, realizing a loss of $30 million, which was fully offset by a reversal of unrealized depreciation of $32 million.
In the first quarter of 2015, as a result of a restructuring transaction and the conversion of certain of our debt investments to equity investments, we wrote off a portion of our equity investments in Alcami Holdings LLC, realizing a loss of $168 million, which was fully offset by a reversal of unrealized depreciation of $168 million.
As discussed in Note 7 to our interim consolidated financial statements included in this Form 10-Q, European Capital has issued restricted mandatorily redeemable preferred shares (“Redeemable Preferred Shares”) to participating employees of subsidiary companies of its manager, ECAM, a wholly-owned subsidiary of ACAM, under Long Term Incentive Plans. During the nine months ended September 30, 2016 and 2015, a portion of the Redeemable Preferred Shares were redeemed and European Capital realized losses of $12 million and $46 million, respectively, associated with the redemptions, which was fully offset by reversals of unrealized depreciation of $12 million and $46 million, respectively, which is included in net realized gain (loss) and net unrealized (depreciation) appreciation in our consolidated statements of operations.
During the nine months ended September 30, 2016, we made $4 million in early termination payments to terminate our derivative agreements, which were fully offset by a reversal of unrealized depreciation of $4 million.
Net Unrealized Appreciation (Depreciation)
The following table itemizes the change in our net unrealized appreciation (depreciation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross unrealized appreciation of American Capital One Stop Buyouts®	$16	$42	$144	$135
Gross unrealized depreciation of American Capital One Stop Buyouts®	(24)	(87)	(149)	(185)
Gross unrealized appreciation of Sponsor Finance and Other Investments	12	21	66	60
Gross unrealized depreciation of Sponsor Finance and Other Investments	(38)	(13)	(72)	(57)
Gross unrealized appreciation of European Capital investments	82	35	100	75
Gross unrealized depreciation of European Capital investments	(1)	(9)	(4)	(41)
Net unrealized appreciation (depreciation) of ACAM	25	(55)	(154)	(69)
Net unrealized depreciation of Senior Floating Rate Loans	—	(19)	(2)	(9)
Net unrealized appreciation (depreciation) of Structured Products investments	27	(45)	17	(59)
Reversal of prior period net unrealized (appreciation) depreciation upon realization	(325)	70	(409)	459
Net unrealized (depreciation) appreciation of portfolio investments	(226)	(60)	(463)	309
Foreign currency translation - European Capital investments	(8)	(4)	(34)	35
Foreign currency translation - other	—	2	7	(5)
Derivative agreements and other	(4)	1	3	44
WRH, Inc. Equity Option	—	—	—	28
Tax benefit (provision)	182	6	234	(70)
Net unrealized (depreciation) appreciation	$(56)	$(55)	$(253)	$341
See Note 4 to our interim consolidated financial statements included in this Form 10-Q for a description of our valuation methodologies.
American Capital One Stop Buyouts®
For the three and nine months ended September 30, 2016, American Capital One Stop Buyouts® experienced $8 million and $5 million, respectively, of net unrealized depreciation primarily driven by companies that were in a sales process and specific company performance. For the three and nine months ended September 30, 2015, American Capital One Stop Buyouts® experienced $45 million and $50 million, respectively, of net unrealized depreciation primarily driven by specific company performance.
Sponsor Finance and Other Investments
For the three months ended September 30, 2016, Sponsor Finance and Other Investments experienced $26 million of net unrealized depreciation primarily driven by specific company performance. For the nine months ended September 30, 2016, Sponsor Finance and Other Investments experienced $6 million of net unrealized depreciation, primarily driven by specific company performance and $13 million of unrealized depreciation associated with the payment of a non-recurring cash dividend on equity investments, partially offset by appreciation associated with portfolio companies that were in a sales process. For the three and nine months ended September 30, 2015, Sponsor Finance and Other Investments experienced $8 million and $3 million, respectively, of net unrealized appreciation primarily driven by specific company performance.

European Capital
For the three and nine months ended September 30, 2016, we recorded $81 million and $96 million, respectively, of net unrealized appreciation on the consolidated European Capital investment portfolio primarily driven by a company that is in a sales process and specific company performance. For the three and nine months ended September 30, 2015, we recorded $26 million and $34 million, respectively, of net unrealized appreciation on the consolidated European Capital investment portfolio. For the three and nine months ended September 30, 2016, we recorded unrealized depreciation of $8 million and $34 million, respectively, for foreign currency translation on the European Capital investment portfolio. For the three and nine months ended September 30, 2015, we recorded unrealized depreciation of $4 million and unrealized appreciation of $35 million, respectively, for foreign currency translation on the European Capital investment portfolio.
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
American Capital Asset Management, LLC
ACAM had a cost basis and fair value of $432 million and $440 million, respectively, as of September 30, 2016. During the three months ended September 30, 2016, we recognized $25 million of unrealized appreciation on our investment in ACAM primarily driven by assets that are currently in a sales process as well as appreciation related to other ACAM managed funds. During the nine months ended September 30, 2016, we recognized $154 million of unrealized depreciation on our investment in ACAM, primarily due to the sale of ACMM on July 1, 2016, offset by appreciation driven by assets that are currently in a sales process as well as appreciation related to ACAM’s managed CLOs. During the three and nine months ended September 30, 2015, we recognized $55 million and $69 million, respectively, of unrealized depreciation on our investment in ACAM primarily due to a reduction in projected management fees for managing AGNC and MTGE due to a decrease in the equity capital of each company as a result of share repurchases and realized losses.
Structured Products Investments
American Capital has investments in Structured Products with a cost basis and fair value of $502 million and $369 million, respectively, as of September 30, 2016. During the three and nine months ended September 30, 2016, we collected cash proceeds of $46 million and $158 million, respectively, from Structured Products investments, of which $17 million and $87 million, respectively, was deemed a return of capital and $29 million and $71 million, respectively, was recognized as interest income. During the three and nine months ended September 30, 2015, we collected cash proceeds of $46 million and $207 million, respectively, from our Structured Products investments, of which $22 million and $126 million, respectively, was deemed a return of capital and $24 million and $81 million, respectively, was recognized as interest income. During the three and nine months ended September 30, 2016, we recorded $27 million and $17 million, respectively, of net unrealized appreciation in Structured Products investments primarily due to higher dealer marks and increased secondary trading as well as an increase in loan prices. During the three and nine months ended September 30, 2015, we recorded $45 million and $59 million, respectively, of net unrealized depreciation in Structured Products investments primarily due to a decline in forecasted cash flows and lower dealer marks in our CLO portfolio.
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
During the three months ended September 30, 2016, we recorded $4 million of net unrealized depreciation from derivative agreements and other, primarily due to unrealized depreciation on Redeemable Preferred Shares. During the nine months ended September 30, 2015, we recorded $28 million of unrealized appreciation on the WRH, Inc. Equity Option due to the reversal of unrealized depreciation from ACE III’s exercising of the Equity Option on April 1, 2015. During the nine months ended September 30, 2016 and 2015, we recorded $3 million and $44 million, respectively, of net unrealized appreciation from derivative agreements and other, primarily due to the reversal of unrealized depreciation on the redemption of Redeemable Preferred Shares.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio and cash and cash equivalents. As of September 30, 2016, we had $1,025 million of cash and cash equivalents and $32 million of restricted cash and cash equivalents. During the nine months ended September 30, 2016 and 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments and (iii) draws under our various revolving credit facilities.
Operating, Investing and Financing Cash Flows
For the nine months ended September 30, 2016 and 2015, net cash provided by operations was $175 million and $145 million, respectively. Our cash flow from operations for the nine months ended September 30, 2016 and 2015 was primarily from the collection of interest, dividends and fees on our investment portfolio, less operating expenses and the redemption of Redeemable Preferred Shares.
For the nine months ended September 30, 2016, net cash provided by investing activities was $2,077 million. For the nine months ended September 30, 2015, net cash used in investing activities was $1,324 million. Our cash flow from investing activities included cash proceeds from the realization of portfolio investments totaling $2,426 million and $1,313 million for the nine months ended September 30, 2016 and 2015, respectively. Our cash flow used in investing activities included purchases and origination of investments totaling $347 million and $2,733 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had portfolio investments totaling $3.3 billion at fair value, including $2.0 billion in debt investments, $0.9 billion in equity investments and approximately $0.4 billion in Structured Products investments. However, a majority of our investments are generally illiquid and no active primary or secondary market exists for the trading of these investments and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the nine months ended September 30, 2016, net cash used in financing activities was $1,710 million. For the nine months ended September 30, 2015, net cash provided by financing activities was $759 million. The primary use of cash from financing activities during the nine months ended September 30, 2016 was payments on our revolving credit facilities of $472 million, payments on our secured and unsecured borrowings of $797 million and repurchases of our common stock of $477 million. Our cash flow from financing activities during the nine months ended September 30, 2015 was primarily from proceeds received on our revolving credit facilities of $1,086 million partially offset by $227 million for repurchases of our common stock and $138 million of payments on our secured borrowings.
Debt Capital
As of September 30, 2016, our asset coverage is not applicable as our borrowings have been repaid in full. See Note 5 to our interim consolidated financial statements included in this Form 10-Q for further discussion of our borrowings.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of September 30, 2016, our NAV was $21.40 per share and our closing market price was $16.91 per share.
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
During the nine months ended September 30, 2016, we repurchased a total of 32.7 million shares of our common stock in the open market for $477 million at an average price of $14.58 per share. During the three and nine months ended September 30, 2015, we repurchased a total of 9.7 million shares and 16.2 million shares, respectively, of our common stock in the open market for an aggregate price of $135 million and $227 million, respectively, at an average price of $13.82 per share and $14.02 per share, respectively. See Note 9 to our interim consolidated financial statements included in this Form 10-Q for further discussion of the share repurchase program.

Commitments
 As of September 30, 2016, we had commitments under loan and financing agreements to fund up to $72 million to 14 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. As of September 30, 2016, European Capital and its affiliates had commitments of $45 million to fund European Capital UK SME Debt LP and $75 million to fund European Capital Private Debt LP. In addition, as of September 30, 2016, ACAM had a commitment of $111 million to American Capital Equity III, LP, which is expected to be funded by an equity investment from American Capital. See Note 13 to our interim consolidated financial statements included in this Form 10-Q for further discussion of ACAM’s American Capital Equity III, LP’s commitment.
Non-Performing Loans Analysis
We stop accruing interest on our debt investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status.
American Capital Non-Performing Loans
As of September 30, 2016, American Capital loans on non-accrual status for 7 portfolio companies had a cost basis and fair value of $192 million and $97 million, respectively. As of September 30, 2016 and December 31, 2015, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Current	$1,771	$2,276
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	19	—
Total past due accruing loans at cost	19	—
Non-accruing loans at cost	192	185
Total loans at cost	$1,982	$2,461
Non-accruing loans at fair value	$97	$103
Total loans at fair value	$1,871	$2,352
Non-accruing loans at cost as a percent of total loans at cost	9.7%	7.5%
Non-accruing loans at fair value as a percent of total loans at fair value	5.2%	4.4%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	50.5%	55.7%
Non-accruing loans at cost increased $7 million from December 31, 2015 to September 30, 2016 primarily due to $72 million of loans placed on non-accrual status due to weaker portfolio company performance, $19 million of fundings on prior period unfunded commitments and $2 million of PIK allowance reversals, partially offset by $67 million of exits and write-offs and $4 million for reserves of accrued PIK interest. In addition, the cost basis of existing non-accrual loans decreased by $15 million.
During the third quarter of 2015, we recapitalized one portfolio company by exchanging a loan for common stock that had a cost basis and fair value of $3 million.
During the first quarter of 2015, we recapitalized one portfolio company by exchanging our loan for preferred equity securities that had a cost basis and fair value of $59 million.

European Capital Non-Performing Loans
As of September 30, 2016, European Capital loans on non-accrual status for 3 portfolio companies had a cost basis and fair value of $83 million and $84 million, respectively. As of September 30, 2016 and December 31, 2015, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Current	$25	$92
0 - 30 days past due	—	—
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	—	—
Total past due accruing loans at cost	—	—
Non-accruing loans at cost	83	95
Total loans at cost	$108	$187
Non-accruing loans at fair value	$84	$18
Total loans at fair value	$107	$107
Non-accruing loans at cost as a percent of total loans at cost	76.9%	50.8%
Non-accruing loans at fair value as a percent of total loans at fair value	78.5%	16.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	101.2%	18.9%
Non-accruing loans at cost decreased $12 million from December 31, 2015 to September 30, 2016 primarily due to $13 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by a $1 million increase due to foreign currency translation.
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
Interest Rate Risk
Interest rate sensitivity refers to the change in NOI and net earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our NOI and net earnings. As of September 30, 2016, all of our borrowings have been repaid in full.
As of September 30, 2016, approximately 14% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 62% were at variable rates with interest rate floors, primarily three-month LIBOR, 3% were at variable rates with no interest rate floors and 21% were on non-accrual status (4% of loans on non-accrual status were at variable rates). The three-month LIBOR rate was 0.9% as of September 30, 2016.
Based on our September 30, 2016 consolidated balance sheets, the following table shows the annual impact on NOI and net earnings of base rate changes in the applicable interest rate indexes, primarily three-month LIBOR, (considering interest rate floors for variable rate instruments and excluding changes in the fair value of our investments and derivative instruments and loans on non-accrual status) assuming no changes in our investment, hedging and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income (Loss)	Net Earnings (Loss)
Up 400 basis points	$57	$—	$57	$57
Up 300 basis points	$42	$—	$42	$42
Up 200 basis points	$27	$—	$27	$27
Up 100 basis points	$12	$—	$12	$12
Down 90 basis points	$(1)	$—	$(1)	$(1)
Foreign Currency Risks
We have a number of investments in portfolio companies, primarily the European Capital investment portfolio, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. As of September 30, 2016, the cumulative translation adjustment, net of tax, recorded in our consolidated balance sheets was $(95) million, due to the translation of European Capital’s balance sheet as of September 30, 2016.

As of September 30, 2016, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the foreign currency exchange rate as of September 30, 2016. As stated above, the Euro is the functional currency for the majority of our investments denominated in a foreign currency, and as such, the sensitivity analysis excludes any changes in other foreign currencies. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 5% in the Euro to U.S. dollar exchange rate, assuming no hedging, the fair value of our investments would have increased or decreased by approximately $24 million.
Portfolio Valuation
Our investments are carried at fair value in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures. Due to the uncertainty inherent in the valuation process, such estimates of fair value controls may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2016, the fair value of 82% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because there was no active market for such investments.

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
American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On or about August 18, 2016, four shareholders of American Capital filed a consolidated putative shareholder class action allegedly on behalf of holders of the common stock of American Capital against the members of American Capital's Board of Directors in the Circuit Court for Montgomery County, Maryland due to the directors’ actions in approving the proposed merger between Ares Capital and American Capital. This action is a consolidation of putative shareholder complaints filed against the directors of American Capital on June 24, 2016, July 12, 2016, July 21, 2016 and July 27, 2016. The action alleges that the directors failed to adequately discharge their fiduciary duties to the public shareholders of American Capital by hastily commencing a sales process due to the Board's manipulation by a major shareholder, Elliott Management Corp. (together with its affiliates, “Elliott Management”). The complaint also alleges that the directors then failed to obtain for the shareholders the highest value available in the marketplace for their shares. The complaint further alleges that the proposed merger was the product of a flawed sales process due to Elliott Management's continued manipulation of the directors, the use of deal protection devices in the proposed merger with Ares Capital that precluded other bidders from making a higher offer to American Capital, and the directors’ conflicts of interest due to special benefits, including the full vesting of American Capital stock options and incentive awards, or golden parachutes the directors are due to receive upon consummation of the proposed merger. Additionally, the complaint alleges that Ares Capital's Registration Statement on Form N-14, which was filed with the SEC on July 20, 2016 and includes a joint proxy statement to American Capital's shareholders, is materially false and misleading because it omits material information concerning the financial and procedural fairness of the proposed merger. The complaint seeks to enjoin the proposed merger between Ares Capital and American Capital. In the event that the proposed merger between Ares Capital and American Capital is completed, the complaint seeks to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. On or about August 26, 2016, the American Capital directors named as defendants filed a motion to dismiss plaintiffs’ consolidated amended class action complaint and moved for a protective order staying all discovery, pending the resolution of the motion to dismiss. On or about September 13, 2016, plaintiffs filed a cross-motion for limited expedited discovery and an opposition to the American Capital directors’ motion to dismiss and motion to stay discovery. On or about September 21, 2016, the American Capital directors filed an opposition to plaintiffs’ motion for limited expedited discovery and a reply in support of their motion to dismiss. On or about September 23, 2016, the Court held a hearing on the pending motions after which it announced a summary of its rulings denying the American Capital directors’ motion to dismiss and motion to stay discovery and granting plaintiffs’ motion for limited expedited discovery. On October 6, 2016, the Court issued a memorandum and order implementing its rulings. American Capital believes that these claims are without merit and intends to vigorously defend against them.

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

Date: November 3, 2016